Form 10-Q
period 1996-03-31
BELCO OIL & GAS CORP
filed 1996-05-15
CIK 889005

________________________________________________________________________________

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ______________

                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996


                         COMMISSION FILE NUMBER 1-12634

                                 ______________


                             BELCO OIL & GAS CORP.
             (Exact name of registrant as specified in its charter)


                 Nevada                                         13-3869719
      (State or other jurisdiction                           (I.R.S. employer
   of incorporation or organization)                       identification no.)

            767 Fifth Avenue
           New York, New York                                     10153
(Address of principal executive offices)                        (Zip code)

                               (212) 644-2200
            (Registrant's telephone number, including area code)
                                 ______________

         INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH
FILING REQUIREMENTS FOR THE PAST 90 DAYS.  YES   X    NO
                                               -----     -----

         AS OF MARCH 31, 1996, THERE WERE 31,572,300 SHARES OF THE REGISTRANT'S COMMON STOCK, PAR VALUE $.01 PER SHARE, OUTSTANDING.


________________________________________________________________________________

                               TABLE OF CONTENTS


                                                                                                            PAGE

                                                              PART I
                                                      FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS:
                 CONDENSED CONSOLIDATED BALANCE SHEETS AS OF MARCH 31, 1996
                          AND DECEMBER 31, 1995 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  1

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS
                          ENDED MARCH 31, 1996 AND 1995 . . . . . . . . . . . . . . . . . . . . . . . . . .  2

                 CONDENSED CONSOLIDATED CHANGES IN STOCKHOLDERS' EQUITY FOR THE THREE MONTHS
                          ENDED MARCH 31, 1995  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  3

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS
                          ENDED MARCH 31, 1996 AND 1995 . . . . . . . . . . . . . . . . . . . . . . . . . .  4

                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS . . . . . . . . . . . . . . . . . . .  5

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS  . . . . . . . . . . . . . . . . . . . . . . . . . .  9


                                                             PART II
                                                        OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  18

ITEM 2.  CHANGES IN SECURITIES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  18

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  18

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS  . . . . . . . . . . . . . . . . . . . . . . .  18

ITEM 5.  OTHER INFORMATION  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  18

ITEM 6.  EXHIBITS AND REPORTS ON 8-K  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  19

SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  20


                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                             BELCO OIL & GAS CORP.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                                     MARCH 31, 1996        DECEMBER 31, 1995
                                                                                     --------------        -----------------

                                      ASSETS
                                      ------

 CURRENT ASSETS:
   Cash and cash equivalents     . . . . . . . . . . . . . . . . . . . . .              $   84,034                 $   1,556
   Accounts receivable, oil and gas      . . . . . . . . . . . . . . . . .                  17,673                    16,979
   Advances to oil and gas operators   . . . . . . . . . . . . . . . . . .                      --                        45
   Other current assets  . . . . . . . . . . . . . . . . . . . . . . . . .                      --                       401
                                                                                        ----------                 ---------
          Total current assets   . . . . . . . . . . . . . . . . . . . . .                 101,707                    18,981
                                                                                        ----------                 ---------
 PROPERTY AND EQUIPMENT:
   Oil and gas properties at cost based on full cost accounting --
     Proved oil and gas properties . . . . . . . . . . . . . . . . . . . .                 164,981                   152,081
     Unproved oil and gas properties . . . . . . . . . . . . . . . . . . .                  31,284                    19,927
     Less -- Accumulated depreciation, depletion and amortization  . . . .                 (55,261)                  (45,771)
                                                                                        -----------                ---------
          Net property and equipment . . . . . . . . . . . . . . . . . . .                 141,004                   126,237
                                                                                         ---------                 ---------

 OTHER ASSETS                                                                                  443                       332
                                                                                        ----------                 ---------
          Total assets . . . . . . . . . . . . . . . . . . . . . . . . . .              $  243,154                  $145,550
                                                                                        ==========                 =========

                              LIABILITIES AND EQUITY
                              ----------------------

 CURRENT LIABILITIES:
   Accounts payable and accrued liabilities  . . . . . . . . . . . . . . .              $   12,213                 $   8,440
   Distribution payable  . . . . . . . . . . . . . . . . . . . . . . . . .                      --                    10,095
                                                                                        ----------                 ---------
          Total current liabilities  . . . . . . . . . . . . . . . . . . .                  12,213                    18,535
                                                                                        ----------                 ---------
 LONG-TERM DEBT                                                                                 --                    22,000

 DEFERRED INCOME TAXES . . . . . . . . . . . . . . . . . . . . . . . . . .                  29,900                        --

 COMMITMENTS AND CONTINGENCIES
 STOCKHOLDERS' EQUITY
   Preferred stock, $.01 par value; 10,000,000 shares authorized;
     none issued or outstanding  . . . . . . . . . . . . . . . . . . . . .                      --                        --
   Common stock ($.01 par value, 120,000,000 shares authorized;
     31,572,300 shares issued and outstanding at March 31, 1996)   . . . .                     315                        --
 Additional paid-in capital  . . . . . . . . . . . . . . . . . . . . . . .                 186,352                        --
 Retained earnings . . . . . . . . . . . . . . . . . . . . . . . . . . . .                  16,492
 Combined equity of predecessor entities . . . . . . . . . . . . . . . . .                      --                   105,849
 Unearned compensation . . . . . . . . . . . . . . . . . . . . . . . . . .                  (1,373)                       --
 Less -- Notes receivable for equity interest  . . . . . . . . . . . . . .                    (745)                     (834)
                                                                                        -----------                ---------
 Total stockholders' equity  . . . . . . . . . . . . . . . . . . . . . . .                 201,041                   105,015
                                                                                        ----------                 ---------
 Total liabilities and stockholders' equity  . . . . . . . . . . . . . . .              $  243,154                 $ 145,550
                                                                                        ==========                 =========


        The accompanying notes are an integral part of these condensed financial statements.

                             BELCO OIL & GAS CORP.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)





                                                                                  THREE MONTHS ENDED
                                                                                       MARCH 31,
                                                                              --------------------------
                                                                                1996             1995
                                                                             ----------       ----------
REVENUES:
  Oil and gas sales . . . . . . . . . . . . . . . . . . . . .                 $ 28,605          $ 15,687
  Interest and other  . . . . . . . . . . . . . . . . . . . .                        5                14
                                                                              --------          --------
         Total revenues . . . . . . . . . . . . . . . . . . .                   28,610            15,701
                                                                              --------          --------

COSTS AND EXPENSES:
  Oil and gas operating expenses  . . . . . . . . . . . . . .                    1,752             1,178
  Depreciation, depletion and amortization  . . . . . . . . .                    9,490             5,387
  General and administrative  . . . . . . . . . . . . . . . .                      876               505
                                                                              --------          --------
         Total costs and expenses . . . . . . . . . . . . . .                   12,118             7,070
                                                                              --------          --------
INCOME BEFORE INCOME TAXES  . . . . . . . . . . . . . . . . .                   16,492             8,631
                                                                              --------          --------

PROVISION FOR INCOME TAXES  . . . . . . . . . . . . . . . . .            (a)    29,900                 0
                                                                              --------          --------

NET INCOME (LOSS) . . . . . . . . . . . . . . . . . . . . . .            (a)  ($13,408)         $  8,631
                                                                              ========          ========

PRO FORMA NET INCOME
  Income before income taxes  . . . . . . . . . . . . . . . .                  $16,492          $  8,631
  Pro forma provision for income taxes  . . . . . . . . . . .                    5,426             2,848
                                                                              --------          --------
         Pro forma net income . . . . . . . . . . . . . . . .                  $11,066          $  5,783
                                                                              ========          ========
PRO FORMA NET INCOME PER COMMON SHARE . . . . . . . . . . . .                  $  0.44          $   0.23
                                                                              ========          ========

WEIGHTED AVERAGE NUMBER OF COMMON AND
  COMMON EQUIVALENT SHARES  . . . . . . . . . . . . . . . . .                   25,424            25,000
                                                                                ======            ======



(a) Includes a one-time non-cash deferred tax charge of $29.9 million recognized as a result of the Combination consummated on March 29, 1996 in connection with the Company's Initial Public Offering and discussed in the Belco Oil & Gas Corp. Prospectus dated March 25, 1996. Historical loss per share, including the deferred tax charge, was $0.53 for the quarter ended March 31, 1996. The pro forma amounts present the Company as if a taxable corporation for all periods and presents the shares issued in connection with the Combination as outstanding for all periods.





        The accompanying notes are an integral part of these condensed financial statements.

                             BELCO OIL & GAS CORP.
             CONDENSED CONSOLIDATED CHANGES IN STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)
                                  (UNAUDITED)





                                                                                                          Notes
                                                                                                        Receivable
                                 Common Stock       Additional                              Combined       for
                              -------------------    Paid-in       Unearned     Retained   Predecessor    Equity
                              Shares       Amount     Capital    Compensation   Earnings     Equity      Interest     Total
                              -----------------------------------------------------------------------------------------------

BALANCE, December 31, 1995          --   $      --   $      --  $          --  $      --   $   105,849   $   (834)   $105,015
                                ------   ---------   ---------  ------------   ---------   -----------   --------    --------

Exchange combination            25,000         250      71,929             --         --      (72,179)          --         --

Public stock offering,
net of costs of $10.4
million                          6,500          65     113,050             --         --            --          --    113,115

Restricted stock issued             72          --       1,373        (1,373)         --            --          --         --

Repayment of employee
notes receivable                    --          --          --             --         --            --          89         89

Distributions to
predecessor owners                  --          --          --             --         --       (3,770)          --    (3,770)

Net Income (loss) (a)               --          --          --             --     16,492      (29,900)          --   (13,408)

                                ------   ---------   ---------  ------------   ---------   -----------   --------    --------
BALANCE, March 31, 1996         31,572   $     315   $ 186,352  $     (1,373)  $  16,492   $        --   $   (745)   $201,041
                                ======   =========   =========  ============   =========   ===========   ========    ========


(a) Including one-time deferred tax charge of $29.9 million upon becoming a taxable corporation on March 29, 1996.





   The accompanying notes are an integral part of these condensed financial statements.

                             BELCO OIL & GAS CORP.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)


                                                                                     Three Months Ended
                                                                                         March 31,
                                                                                   1996             1995
                                                                                --------------------------
 CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss) . . . . . . . . . . . . . . . . . . . . . . . . .          $ (13,408)        $  8,631
   Adjustments to reconcile net income (loss) to net operating cash inflows --
     Depreciation, depletion and amortization  . . . . . . . . . . . .              9,490            5,387
     Deferred income taxes . . . . . . . . . . . . . . . . . . . . . .             29,900               --
     Changes in operating assets and liabilities --
       Accounts receivable . . . . . . . . . . . . . . . . . . . . . .               (694)           3,464

        Other current assets . . . . . . . . . . . . . . . . . . . . .                401               66
                                                                                ---------         --------
          Net operating cash inflows . . . . . . . . . . . . . . . . .             25,689           17,548
 CASH FLOWS FROM INVESTING ACTIVITIES:
   Exploration and development expenditures  . . . . . . . . . . . . .            (24,257)         (15,727)
   Changes in accounts payable and accrued liabilities for oil
     and gas expenditures  . . . . . . . . . . . . . . . . . . . . . .              3,773            3,707
   Change in advances to oil and gas operators . . . . . . . . . . . .                 45               --
   Changes in other assets . . . . . . . . . . . . . . . . . . . . . .               (111)            (102)
                                                                                ---------         --------
          Net investing cash outflows  . . . . . . . . . . . . . . . .            (20,550)         (12,122)

 CASH FLOWS FROM FINANCING ACTIVITIES:
   Long-term borrowings  . . . . . . . . . . . . . . . . . . . . . . .             13,300               --
   Long-term debt repayments . . . . . . . . . . . . . . . . . . . . .            (35,300)          (2,100)
   Net proceeds from public offering . . . . . . . . . . . . . . . . .            113,115               --
   Equity contributions  . . . . . . . . . . . . . . . . . . . . . . .                 --              469
   Equity distributions  . . . . . . . . . . . . . . . . . . . . . . .            (13,865)          (5,815)
   Employee loans, net . . . . . . . . . . . . . . . . . . . . . . . .                 89             (416)
                                                                                ---------         --------
          Net financing cash inflows (outflows)  . . . . . . . . . . .             77,339           (7,862)

 INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS  . . . . . . . . . .             82,478           (2,436)

 CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD  . . . . . . . . . .              1,556            6,951
 CASH AND CASH EQUIVALENTS AT END OF PERIOD  . . . . . . . . . . . . .             84,034            4,515



   The accompanying notes are an integral part of these condensed financial statements.

                             BELCO OIL & GAS CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - ACCOUNTING POLICIES: The financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and reflect all adjustments which are, in the opinion of management, necessary to present a fair statement of the results for the interim periods, on a basis consistent with the annual audited financial statements. All such adjustments are of a normal recurring nature. The results of operations for the interim period are not necessarily indicative of the results to be expected for an entire year. Certain information, accounting policies, and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the Company's Form S-1 Registration Statement dated March 25, 1996 which includes financial statements and notes thereto.

NOTE 2 - ORGANIZATION AND PRINCIPLES OF COMBINATION: The Company was organized as a Nevada corporation in January of 1996 in connection with the combination of assets (the "Combination") consisting of ownership interests (the "Combined Assets") in certain entities and direct interests in oil and gas properties and certain hedge transactions owned by members of the Robert A. Belfer family and by employees of the predecessors and entities related thereto (the "Combination"). The Company and the owners of the Combined Assets entered into an Exchange and Subscription Agreement and Plan of Reorganization dated as of January 1, 1996 (the "Exchange Agreement") that provided for the issuance by the Company of an aggregate of 25,000,000 shares of common stock to such owners in exchange for the Combined Assets on March 29, 1996, the date the Offering closed. The owners of the Combined Assets received shares of common stock proportionate to the value of the Combined Assets underlying their ownership interests in the predecessors and the direct interests.

                  The Combination was accounted for as a reorganization of entities under common control because of the common control of the stockholders of the Nevada corporation and by virtue of their direct ownership of the entities and interests exchanged. Accordingly, the net assets acquired in the Combination have been recorded at the historical cost basis of the affiliated predecessor owners.

                  On March 29, 1996, the Company completed its initial public offering (the "Offering") issuing 6.5 million shares at $19 per share. Net proceeds totaled $113.1 million after Offering costs of $10.4 million.

NOTE 3 - PRO FORMA NET INCOME PER SHARE: Pro forma net income per share is based on the weighted average number of shares of common stock outstanding. The computation assumes that the Company was incorporated during the periods presented and presents the shares issued in connection with the Combination as outstanding for all periods. The effects of common stock equivalent shares (stock options) and restricted stock were not material and not dilutive for the three months ended March 31, 1996.

NOTE 4 -          INCOME TAXES:

                  The earnings of the Company have not been subject to corporate income taxes as the Company, prior to the Combination, was a combination of non-taxpaying entities, including Subchapter S, limited liability corporations, partnership and joint venture entities and individual interests. Accordingly, taxable earnings have been directly taxable to the individual owners through the date of the Combination. As a result of the Combination consummated on March 29, 1996, the Company became a taxpaying entity and recorded, in the first quarter of 1996, a $29.9 million one-time, non-cash charge to earnings to establish a deferred tax liability (discussed further below). The historical provision for income taxes for the quarter ended March 31, 1996 only includes the one-time charge. The pro forma provision for income taxes reflected in the Condensed Consolidated Statements of Operations for the three-month periods ended March 31, 1996 and 1995 have been presented to reflect the Company's income taxes under the assumption that the Company was a taxpaying entity since its inception.

                  Under the liability method specified by Statement of Financial Accounting Standards No. 109, deferred taxes are determined based on the estimated future tax effect of differences between the financial statement and tax basis of assets and liabilities given the provisions of enacted tax laws. At March 31, 1996, the estimated tax basis of the Company's net assets is approximately $85 million below the recorded financial statement amounts. The difference relates primarily to deductions of oil and gas property costs for tax purposes in excess of the deductions for financial reporting purposes. The related tax basis amounts at March 31, 1996, have been estimated. Such amounts will be adjusted once the respective March 29, 1996 income tax returns are finalized.

                  Although the effective date of the Exchange Agreement is January 1, 1996, each owner of the Combined Assets will be required under existing federal income tax rules and regulations to include in its taxable income, for all periods ending on the date of or prior to the completion of the Combination (March 29, 1996), its allocable portion of the taxable income attributable to the Combined Assets and will be entitled to all tax benefits related to the Combined Assets through the completion of the Combination on March 29, 1996.

                  The differences between the statutory federal income taxes and the Company's pro forma effective taxes is summarized as follows (in thousands):

                                                                                                MARCH 31,
                                                                                      ---------------------------
                                                                                        1996               1995
                                                                                        ----               ----

                               Statutory federal income taxes  . . . . . . . .        $   5,772         $   3,021
                               State income tax, net of federal benefit  . . .               20                22

                               Excess percentage depletion . . . . . . . . . .             (141)              (42)

                               Section 29 tax credits  . . . . . . . . . . . .             (225)             (153)
                                                                                     ----------        ----------

                               Pro forma provision for income taxes  . . . . .        $   5,426         $   2,848
                                                                                      =========         =========

NOTE 5 -          COMMODITY PRICE RISK MANAGEMENT ACTIVITIES:

                  The Company periodically enters into commodity hedging transactions such as swaps and options in order to hedge against a downturn of oil and gas prices. Gains and losses related to qualifying hedges of the Company's oil and gas production are deferred and recognized as a component of oil and gas sales as the associated production occurs. Reference is made to the December 31, 1995 financial statements of Belco Oil & Gas Corp. and affiliated entities included in the Form S-1 effective March 25, 1996 for a more thorough discussion of the Company's commodity hedging activities.

                  The Company uses the mark-to-market method of accounting for instruments that do not qualify for hedge accounting. Under mark-to-market accounting, those contracts which do not qualify for hedge accounting are reflected at market value with resulting unrealized gains and losses recorded as assets and liabilities in the consolidated balance sheet ($860,000 reflected in accounts payable at March 31, 1996). Under such method, changes in the market value of outstanding financial instruments are recognized as gain or loss (included in revenues) in the period of change. The Company had no significant financial instruments that would have required mark-to-market accounting as of December 31, 1995.

                  For the three months ended March 31, 1996 and 1995, the Company had net gains of $1.8 and $2.6 million, respectively, related to its price risk management activities. Included in the 1996 amount is a mark-to-market gain of $240,000 on contracts with notional volumes of 14,085 MMBTUs for the remainder of 1996 and 1997.

NOTE 6 -          STOCK INCENTIVE PLAN:

                  On March 25, 1996 the Company adopted its planned Stock Incentive Plan for which 2,250,000 shares of common stock have been reserved for issuance pursuant to such plan.
                  During the quarter ended March 31, 1996, 332,000 stock options were granted to employees with an exercise price equal to the fair market value on the date of grant (the $19.00 Offering price). The Company accounts for employee stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees". Accordingly, stock options granted at fair market value on the date of grant will have no effect on the Company's results of operations.

                  On March 25, 1996, the Company also issued 72,300 shares of restricted stock to employees, without payment to the Company, under the Stock Incentive Plan. The restrictions on disposition lapse 20% each year and non-vested shares must be forfeited in the event employment ceases. The value of the restricted stock on the date of grant, totaling $1.4 million based upon the Offering price, has been recorded as an equity issuance and deferred compensation (presented as a reduction of equity). The deferred compensation will be charged to earnings over the vesting period.

                         PART I - FINANCIAL INFORMATION

ITEM 2

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS



OVERVIEW


         Since its inception in April 1992, the Company has grown rapidly through farm-ins, acreage acquisitions and participation agreements.
         The Company's participation in exploration and development activities in the Moxa Arch Trend of Wyoming and in the Austin Chalk Trend in the Giddings Field of Texas are principally responsible for the substantial expansion of production, revenues and reserves since the Company's inception.
         The Company was organized as a Nevada corporation in January 1996 in connection with the combination (the "Combination") of ownership interests (the "Combined Assets") in certain entities (the "Predecessors") and direct interests in oil and gas properties and certain hedge transactions (the "Direct Interests") owned by members of the Robert A. Belfer family and by employees of the Predecessors and entities related thereto. The Company and the owners of the Combined Assets entered into an Exchange and Subscription Agreement and Plan of Reorganization, dated as of January 1, 1996 (the "Exchange Agreement"), that provided for the issuance by the Company of an aggregate of 25 million shares of Common Stock to such owners in exchange for the Combined Assets on March 29, 1996, the date the Offering closed. The owners of the Combined Assets received shares of Common Stock proportionate to the value of the Combined Assets underlying their ownership interests in the Predecessors and the Direct Interests.

         Pursuant to the Exchange Agreement, the owners of the Combined Assets received all revenues attributable to production and are responsible for all incurred expenses related to the Combined Assets for all periods prior to January 1, 1996. Effective with the Combination (which was contemporaneous with the closing of the Offering), the Company is entitled to receive all revenues and is responsible for all expenses related to the Combined Assets on and after January 1, 1996.
         From inception through 1995, the Predecessors were not required to pay federal income taxes due to their status as either a partnership, individual owner or Subchapter S corporation, which are "pass-through" entities that are not subject to federal income taxation; instead, taxes relating to the Combined Assets for such periods were required to be paid by the owners of the Predecessors and the Direct Interests.
         Although the effective date of the Exchange Agreement is January 1, 1996, each owner of the Combined Assets will be required to include in its taxable income, for all periods ending on the date of or prior to the completion of the Combination, its allocable portion of the taxable income attributable to the Combined Assets and will be entitled to all tax benefits attributable to the Combined Assets through completion of the Combination.
         The Company's revenue, profitability and future rate of growth are substantially dependent upon prevailing prices for natural gas, oil and condensate. These prices are dependent upon numerous factors beyond the Company's control, such as economic, political and regulatory developments and competition from other sources of energy. The energy markets have historically been very volatile, and there can be no assurance that oil and gas prices will not be subject to wide fluctuations in the future. A substantial or extended decline in oil and gas prices could have a material adverse effect on the Company's financial position, results of operation and access to capital, as well as the quantities of oil and gas reserves that the Company may economically produce. The Company markets its oil with other working interest owners on spot price contracts and typically receives a premium compared to the price posted for such crude oil. Natural gas produced is sold under contracts that primarily reflect spot market conditions for their particular area. Approximately 91% of the Company's revenues are related to the sale of natural gas.
         From time to time, the Company has utilized commodity swaps and options and other commodity price risk management transactions for a portion of its oil and gas production to achieve a more predictable cash flow and to reduce its exposure to price fluctuations. The Company accounts for these transactions as hedging activities or using mark-to-market accounting for those contracts which do not qualify for hedge accounting. The Company has various gas and oil price risk management contracts in place with respect to a substantial portion of its estimated production for 1996 and with respect to lesser portions of its estimated production for 1997 and 1998. The Company expects from time to time to either add or reduce the amount of price risk management contracts that it has in place.

         The following table sets forth certain operations data of the Company for the periods presented:


                                                                               THREE MONTHS ENDED             VARIANCES
                                                                                   MARCH 31,

                                                                              1996           1995         AMOUNT           %
                                                                          -----------------------------------------------------
Oil and Gas Sales (1) (in thousands)  . . . . . . . . . . . . . . .       $    28,605    $   15,687    $    12,738          82%

Weighted Average Sales Prices (Unhedged):
   Oil (per Bbl)  . . . . . . . . . . . . . . . . . . . . . . . . .       $     18.26    $    17.52    $      0.74           4%
   Gas (per Mcf)  . . . . . . . . . . . . . . . . . . . . . . . . .              1.74          1.33           0.41          31%

Net Production Data:
   Oil (MBbl) . . . . . . . . . . . . . . . . . . . . . . . . . . .               222           225             (3)         -1%
   Gas (MMcf) . . . . . . . . . . . . . . . . . . . . . . . . . . .            13,266         7,064          6,202          88%
   Gas equivalent (MMcfe) . . . . . . . . . . . . . . . . . . . . .            14,601         8,417          6,183          73%

Data per Mcfe:
   Oil and gas sales revenues (1) . . . . . . . . . . . . . . . . .       $      1.96    $     1.86    $      0.10           5%
   Oil and gas operating expenses . . . . . . . . . . . . . . . . .              (.12)         (.14)          0.02         -14%
   General and administrative . . . . . . . . . . . . . . . . . . .              (.06)         (.06)            --         --
   Depreciation, depletion and amortization . . . . . . . . . . . .              (.65)         (.64)         (0.01)          2%
                                                                          -----------    ----------    -----------      ------
   Pre-tax operating profit . . . . . . . . . . . . . . . . . . . .       $      1.13    $     1.02    $      0.11          11%
                                                                          ===========    ==========    ===========      ======

(1) Oil and gas sales for the quarters ended March 31, 1996 and 1995 included $1,778,000 and $2,642,000, respectively, related to price risk management activities.


RESULTS OF OPERATIONS
FIRST QUARTER 1996 COMPARED TO 1995
REVENUES
         During the first quarter of 1996, oil and gas sales revenues increased $12.9 million, or 82%, to $28.6 million over the prior year comparable period. The revenue increase is principally the result of newly drilled Giddings Field well additions in the Navasota River and Independence areas of the

Company's operations and higher average prices realized for both oil and natural gas. Production volume during the first quarter of 1996 on a Mcfe basis increased to 14,601 MMcfe representing an increase of 73% over the prior year comparable period. Natural gas production represented approximately 91% of total Company production on a Mcfe basis. Daily production for the quarter increased 73% to 160,000 Mcfe compared to 93,000 Mcfe in the first quarter of 1995.
         Marketing activities associated with sales of natural gas and crude oil also include natural gas and crude oil price swap, option and other commodity price risk management transactions of natural gas and crude oil and condensate prices. These transactions added approximately $1.8 and $2.6 million to net operating revenues for the first quarter of 1996 and 1995, respectively. The average Mcfe price realized for these transactions amounted to $0.12 and $0.31 per Mcfe for 1996 and 1995, respectively.

COSTS AND EXPENSES
         Production and Operating Expenses. Production and operating expenses increased 49% from $1.18 million for the first quarter of 1995 to $1.75 million for the comparable period in 1996. On a Mcfe basis, operating costs decreased 14% to $0.12 for the first quarter of 1996, compared to $0.14 for the first quarter of 1995. The decrease is due mainly to an increase in the number of highly productive wells in the Giddings Field.
         Depreciation, Depletion and Amortization. Depreciation, depletion and amortization ("DD&A"), for the quarter ended March 31, 1996 increased 76% over the prior year comparable period, from $5.4 million to $9.5 million, due primarily to increased production. The Company has used a DD&A rate of $0.65 per Mcfe for the first quarter of 1996 to reflect preliminary results of drilling deeper wells at a higher average cost per well as compared to $0.64 per Mcfe used in the first quarter of 1995, a 2% increase.

         General and Administration Expenses. General and administrative expense ("G&A") increased 73% in the first quarter of 1996 to $876,000 when compared to the $505,000 incurred in the first quarter of 1995. The higher G&A expense for 1996 primarily relates to increases in the number of employees due to a higher level of overall activity for the Company as well as increases in employee salaries and benefits.

INCOME BEFORE INCOME TAXES
         The Company's income before income taxes for 1996 increased by approximately $7.9 million, or 91% to $16.5 million from $8.6 million in the prior year period. Increases in revenues were generated primarily by increases in production from new well additions in the Giddings Field and higher prices.

INCOME TAXES
         In connection with the Combination and Exchange Agreement, the Company became a taxable corporation and, as a result, was required to record a one-time, non-cash charge in the amount of $29.9 million to establish a deferred tax liability on its balance sheet due to the change in the tax status of the Company.

LIQUIDITY AND CAPITAL RESOURCES

         On March 29, 1996, the Company successfully completed an initial public offering of 6.5 million shares of common stock (the "Offering"). The Offering provided the Company with approximately $113 million net of offering expenses. Revolving credit agreement indebtedness in the amount of $35.3 million was repaid with proceeds from the offering. The remaining proceeds from the Offering, together with cash flows from operations, will be used to fund planned capital expenditures, commitments, other working capital requirements and for general corporate purposes.
         Operating cash flow (pre-tax), a measure of performance for exploration and production companies, is generally derived by adjusting net income to eliminate the effects of the non-cash depreciation, depletion and amortization expense and the provision for deferred taxes. Net operating cash flow (pre-tax) before changes in working capital was approximately $26.0 million for the first quarter of calendar year 1996 and $14.0 million for the prior year comparable period, an increase of 85%. The cash flow increase is the result of higher prices realized for production and increases in production from new well additions, reflecting rapidly expanding operations.
         For 1996, the Company has budgeted approximately $130 million for capital expenditures which amount may be increased or decreased depending on oil and gas prices, drilling results and other investment opportunities. The Company is allocating approximately 80% of its budget to development and exploration projects and approximately 20% to leasehold and seismic acquisition activities.
         In December of 1994, the Company entered into a three-year $25 million Credit Agreement with The Chase Manhattan Bank, N.A. (the "Credit Facility"). Principal outstanding is due and payable upon maturity in December 1997 with interest due quarterly. In order to finance future capital requirements during the first quarter of 1996, the Company increased the Credit Facility and the Borrowing Base thereunder to $40 million. The Borrowing Base represents the maximum available amount that may be borrowed under the Credit Facility at any given time. Since all indebtedness under the Credit Facility was repaid with proceeds from the Offering, the Company elected to reduce the current Borrowing Base under the Credit Facility to $15 million on May 1, 1996. The reduction in the Borrowing Base will permit the Company to pay a lower commitment fee, which is currently calculated at an annual rate of 0.25 of 1% of the unused portion of the available Borrowing Base. The Company may seek to adjust the terms and availability of the Credit Facility in the future in accordance with its anticipated capital requirements.
         The third party investors in the Moxa Programs have the contractual right on an annual basis through 2004 to require the Company to purchase their interests in such programs. No investor under the Moxa Programs exercised such right through the first quarter of 1996. Based upon December 31, 1995 SEC basis reserve values, the maximum purchase price if all investors exercised the put would be approximately $40 million. The Company believes its financial resources will be adequate to purchase these interests should they be tendered.
         Certain of the Company's commodity price risk management arrangements require the Company to deliver cash collateral or other assurances of performance to the counterparties in the event that the Company's payment obligations with respect to its commodity price risk management transactions exceed certain levels. Certain of these transactions may be covered by guarantees or letters of credit issued under the Credit Facility.
         The Company intends to fund its planned capital expenditures, commitments and working capital requirements through cash flows from operations, from the proceeds of the Offering and to the extent necessary, borrowings under the Credit Facility. If there are changes in oil and gas prices, however, that correspondingly affect cash flows and the Borrowing Base under the Credit Facility, the Company has the discretion and ability to adjust its capital budget. The Company believes it will have sufficient capital resources and liquidity to fund its capital expenditures and meet its financial obligations as they come due.

COMMODITY PRICE RISK MANAGEMENT TRANSACTIONS


         With the objective of achieving more predictable revenues and cash flows and reducing the exposure to fluctuations in natural gas and oil prices, the Company has entered into price risk management transactions of various kinds with respect to both gas and oil. While the use of certain of these price risk management arrangements limits the downside risk of adverse price movements, it may also limit future revenues from favorable price movements. The Company has entered into price risk management transactions with respect to a substantial portion of its estimated production for 1996 and with respect to lesser portions of its estimated production for 1997 and 1998. The Company continues to evaluate whether to enter into additional price risk management transactions for 1996 and future years. In addition, the Company may determine from time to time to unwind its then existing price risk management positions.

ENVIRONMENTAL MATTERS

         The Company's operations are subject to various federal, state and local laws and regulations relating to the protection of the environment, which have become increasingly stringent. The Company believes its current operations are in material compliance with current environmental laws and regulations. There are no environmental claims pending or, to the Company's knowledge, threatened against the Company. There can be no assurance, however, that current regulatory requirements will not change, currently unforeseen environmental incidents will not occur or past noncompliance with environmental laws will not be discovered on the Company's properties.

                          PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS                                                NONE

ITEM 2 - CHANGES IN SECURITIES                                            NONE

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES                                  NONE

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS              NONE

ITEM 5 - OTHER INFORMATION

         The Company's 1996 Nonemployee Directors Stock Option Plan (the "Plan") provides that, as of the date of the annual meeting of stockholders in each year that the Plan is in effect, each Nonemployee Director on such date shall be granted an Option for 3,000 shares of the Company's Common Stock with an exercise price equal to the mean of the high and low sales price of such Common Stock on the New York Stock Exchange on the date of grant. Since the initial public offering of the Company closed on March 29, 1996, the Company will hold its first annual stockholders meeting in 1997. In order to further the purposes of the Plan, the Company has granted to each Nonemployee Director an Option for 3,000 shares of Common Stock on April 24, 1996, the date of the initial meeting of the Board of Directors, subject to (a) stockholder approval of such grant at the 1997 annual stockholder meeting and (b) such other requirements as may be necessary to exempt the Options and the exercise thereof from the requirements of Section 16(b) of the Securities Exchange act of 1934, as amended.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A)      EXHIBITS.  The following exhibits are filed as part of this report:

Exhibit No.
- - -----------

   3.(ii) AMENDED AND RESTATED BYLAWS OF BELCO OIL & GAS CORP. DATED FEBRUARY 5, 1996

   10.1 AMENDMENT NO. 1 TO THE CREDIT AGREEMENT DATED AS OF JANUARY 25, 1996 BETWEEN BELCO ENERGY L.P., A DELAWARE CORPORATION AND THE CHASE MANHATTAN BANK (NATIONAL ASSOCIATION), A NATIONAL BANKING ASSOCIATION

   10.2         AMENDMENT NO. 2 TO THE CREDIT AGREEMENT DATED AS OF
                MARCH 1, 1996 BETWEEN BELCO ENERGY L.P., A DELAWARE CORPORATION AND THE CHASE MANHATTAN BANK (NATIONAL ASSOCIATION), A NATIONAL BANKING ASSOCIATION

   10.3         AMENDMENT NO. 3 TO THE CREDIT AGREEMENT DATED
                AS OF MARCH 29, 1996 BETWEEN BELCO ENERGY L.P., A DELAWARE CORPORATION AND THE CHASE MANHATTAN BANK (NATIONAL ASSOCIATION), A NATIONAL BANKING ASSOCIATION (WITH EXHIBITS)

   11.1         COMPUTATION OF EARNINGS PER SHARE

   27           FINANCIAL DATA SCHEDULES

(B)      REPORTS ON FORM 8-K:

                  NONE.

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             BELCO OIL & GAS CORP.,
                              A NEVADA CORPORATION
                                  (REGISTRANT)




Date       5/14/96                              /s/ LAWRENCE D. BELFER
    ------------------------------            ------------------------------
                                                    Laurence D. Belfer,
                                               Executive Vice President and
                                                 Chief Operating Officer



Date       5/14/96                              /s/ DOMINICK J. GOLIO
    ------------------------------            ------------------------------
                                                    Dominick J. Golio,
                                              Vice President - Finance and
                                                 Chief Financial Officer

                              INDEX TO EXHIBITS




   3.(ii) AMENDED AND RESTATED BYLAWS OF BELCO OIL & GAS CORP. DATED FEBRUARY 5, 1996

   10.1 AMENDMENT NO. 1 TO THE CREDIT AGREEMENT DATED AS OF JANUARY 25, 1996 BETWEEN BELCO ENERGY L.P., A DELAWARE CORPORATION AND THE CHASE MANHATTAN BANK (NATIONAL ASSOCIATION), A NATIONAL BANKING ASSOCIATION

   10.2         AMENDMENT NO. 2 TO THE CREDIT AGREEMENT DATED AS OF
                MARCH 1, 1996 BETWEEN BELCO ENERGY L.P., A DELAWARE CORPORATION AND THE CHASE MANHATTAN BANK (NATIONAL ASSOCIATION), A NATIONAL BANKING ASSOCIATION

   10.3         AMENDMENT NO. 3 TO THE CREDIT AGREEMENT DATED
                AS OF MARCH 29, 1996 BETWEEN BELCO ENERGY L.P., A DELAWARE CORPORATION AND THE CHASE MANHATTAN BANK (NATIONAL ASSOCIATION), A NATIONAL BANKING ASSOCIATION (WITH EXHIBITS)

   11.1         COMPUTATION OF EARNINGS PER SHARE

   27           FINANCIAL DATA SCHEDULES