Form 10-Q
period 1996-06-30
BELCO OIL & GAS CORP
filed 1996-08-09
CIK 889005

==============================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 ______________

                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

                                 --------------
                         Commission file number 1-12634
                                 ______________

                             BELCO OIL & GAS CORP.
             (Exact name of registrant as specified in its charter)


                        Nevada                         13-3869719
            (State or other jurisdiction            (I.R.S. employer
          of incorporation or organization)        identification no.)

                   767 Fifth Avenue                       10153
                  New York, New York                    (Zip code)
           (Address of principal executive
                       offices)

                                  (212) 644-2200
               (Registrant's telephone number, including area code)

                                  ______________

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                    --    --
     As of June 30, 1996, there were 31,571,300 shares of the Registrant's Common Stock, par value $.01 per share, outstanding.

==============================================================================

                                TABLE OF CONTENTS

                                                                      Page
                                      PART I
                              FINANCIAL INFORMATION


Item 1.   Financial Statements:
          Condensed Consolidated Balance Sheets at June 30, 1996
               and December 31, 1995 . . . . . . . . . . . . . . . . . . 1

          Condensed Consolidated Statements of Operations for the three months and six months ended June 30, 1996 and 1995. . . . 2

          Condensed Consolidated Changes in Stockholders' Equity for
               the six months ended June 30, 1996 . . . . . . . . . . . .3

          Condensed Consolidated Statements of Cash Flows for the six
               months ended June 30, 1996 and 1995. . . . . . . . . . . .4

          Notes to Condensed Consolidated Financial Statements . . . . . 5

Item 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations. . . . . . . . . . . . . 9





                                     PART II
                                OTHER INFORMATION



Item 1.   Legal Proceedings. . . . . . . . . . . . . . . . . . . . . .  18

Item 2.   Changes in Securities. . . . . . . . . . . . . . . . . . . .  18

Item 3.   Defaults Upon Senior Securities. . . . . . . . . . . . . . .  18

Item 4.   Submission of Matters to a Vote of Security-Holders. . . . .  18

Item 5.   Other Information. . . . . . . . . . . . . . . . . . . . . .  18

Item 6.   Exhibits and Reports on 8-K. . . . . . . . . . . . . . . . .  19

     Signatures. . . . . . . . . . . . . . . . . . . . . . . . . . . .  20


                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                              BELCO OIL & GAS CORP.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)
                                   (Unaudited)


                                           June 30, 1996     December 31, 1995
                                           -------------     -----------------
                 ASSETS
                 -----
CURRENT ASSETS:
  Cash and cash equivalents . . . . . . . . $   72,315           $  1,556
  Accounts receivable, oil and gas  . . . .     25,186             16,979
  Advances to oil and gas operators . . . .         --                 45
  Other current assets  . . . . . . . . . .         --                401
                                            ----------           --------
    Total current assets  . . . . . . . . .     97,501             18,981
                                            ----------           --------
PROPERTY AND EQUIPMENT:
  Oil and gas properties at cost
   based on full cost accounting
    Proved oil and gas properties . . . . .    180,998            152,081
    Unproved oil and gas properties . . . .     50,788             19,927
    Less--Accumulated depreciation,
      depletion and amortization  . . . . .    (65,091)           (45,771)
                                            ----------           --------
    Net property and equipment  . . . . . .    166,695            126,237
                                            ----------           --------
OTHER ASSETS  . . . . . . . . . . . . . . .        438                332
                                            ----------           --------
    Total assets  . . . . . . . . . . . . . $  264,634           $145,550
                                            ==========           ========
         LIABILITIES AND EQUITY

CURRENT LIABILITIES:
  Accounts payable and accrued
   liabilities  . . . . . . . . . . . . . . $   13,056          $    8,440
  Revenues and royalties payable. . . . . .      1,919                  --
  Income taxes payable. . . . . . . . . . .        620                  --
  Distribution payable  . . . . . . . . . .         --              10,095
                                            ----------          ----------
Total current liabilities . . . . . . . . .     15,595              18,535
                                            ----------          ----------
LONG-TERM DEBT  . . . . . . . . . . . . . .         --              22,000
DEFERRED INCOME TAXES . . . . . . . . . . .     35,644                  --
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
  Preferred stock, $.01 par value;
    10,000,000 shares authorized;
    none issued or outstanding  . . . . . .         --                  --
  Common stock ($.01 par value,
    120,000,000 shares authorized;
    31,571,300 shares issued and
    outstanding at June 30, 1996) . . . . .        315                  --
Additional paid-in capital  . . . . . . . .    186,334                  --
Retained earnings . . . . . . . . . . . . .     28,846
Combined equity of predecessor entities . .         --             105,849
Unearned compensation . . . . . . . . . . .     (1,355)                 --
Less   Notes receivable for equity
  interest  . . . . . . . . . . . . . . . .       (745)               (834)
                                             ---------           ---------
Total stockholders' equity  . . . . . . . .    213,395             105,015
                                             ---------           ---------
Total liabilities and stockholders' equity.  $ 264,634           $ 145,550
                                             =========           =========


The accompanying notes are an integral part of these condensed financial statements.

                              BELCO OIL & GAS CORP.
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)
                                  (Unaudited)

                                  Three Months Ended        Six Months Ended
                                       June 30,                  June 30,
                                  ------------------        ----------------
                                  1996          1995        1996        1995
                                  ----          ----        ----        ----
REVENUES:
  Oil and gas sales . . . . . . $29,819       $17,724      $56,646    $31,058
  Commodity Price Risk
    Management. . . . . . . . .     855         1,709        2,633      4,062
  Interest and other. . . . . .     881            23          886         37
                                -------       -------      -------    -------
Total revenues                   31,555        19,456       60,165     35,157
                                -------       -------      -------    -------
COSTS AND EXPENSES:
  Oil and gas operating
   expenses . . . . . . . . . .   2,127         1,480        3,879      2,658
  Depreciation, depletion and
   amortization . . . . . . . .   9,830         6,766       19,320     12,153
  General and administrative. .     880           664        1,756      1,169
                                -------       -------      -------    -------
Total costs and expenses. . . .  12,837         8,910        24,955     15,980
                                -------       -------      -------    -------
INCOME BEFORE INCOME TAXES. . .  18,718       10,546        35,210     19,177
PROVISION FOR INCOME TAXES. . .   6,364            0   (a)  36,264          0
                                -------       -------      -------    -------
NET INCOME (LOSS) . . . . . . . $12,354     $ 10,546   (a)($ 1,054)  $ 19,177
                                =======       =======      =======    =======
PRO FORMA NET INCOME
  Income before income taxes. . $18,718     $ 10,546       $35,210   $ 19,117
  Pro forma provision for
    income taxes. . . . . . . .   6,364        3,480        11,790      6,328
                                -------     --------       -------   --------
Pro forma net income . . . . .  $12,354    $   7,066       $23,420   $ 12,849
                                =======    =========       =======   ========

PRO FORMA NET INCOME PER
  COMMON SHARE . . . . . . . .  $  0.39    $    0.28       $  0.82   $   0.51
                                =======    =========       =======   ========

WEIGHTED AVERAGE COMMON
  SHARES OUTSTANDING . . . . .   31,500       25,000        28,447     25,000
                                =======    =========       =======   ========

(a) Includes a one-time non-cash deferred tax charge of $29.9 million recognized as a result of the Combination consummated on March 29, 1996 in connection with the Company's Initial Public Offering and discussed in the Belco Oil & Gas Corp. Prospectus dated March 25, 1996. Historical loss per share, including the deferred tax charge, was $0.04 for the six months ended June 30, 1996. The pro forma amounts present the Company as if a taxable corporation for all periods and is based on the average number of shares outstanding during the period assuming the Combination.

The accompanying notes are an integral part of these condensed financial statements.

                              BELCO OIL & GAS CORP.
           CONDENSED CONSOLIDATED CHANGES IN STOCKHOLDERS' EQUITY
                                 (in thousands)
                                   (Unaudited)

                                                                                  Notes
                               Common Stock   Additional                         Combined     Receivable
                             ----------------  Paid-in    Unearned   Retained   Predecessor   for Equity
                             Shares    Amount  Capital  Compensation Earnings     Equity       Interest    Total
                             -------------------------------------------------------------------------------------------
BALANCE, December 31, 1995 .     --  $     --  $     --   $     --   $    --    $  105,849     $  (834)   $105,015
                             -------------------------------------------------------------------------------------------

Exchange combination . . . . 25,000       250    71,929         --        --       (72,179)         --          --

Public stock offering, net
  of costs of $10.4 million.  6,500        65   113,050         --        --            --           --    113,115

Restricted stock issued. . .     71        --     1,355     (1,355)       --            --           --         --

Repayment of employee notes
  receivable . . . . . . . .     --        --        --         --        --            --           89         89

Distributions to predecessor
  owners . . . . . . . . . .     --        --        --         --        --        (3,770)          --     (3,770)

Net Income (loss) (a). . . .     --        --        --         --    28,846       (29,900)          --     (1,054)
                             ------------------------------------------------------------------------------------------

BALANCE, June 30, 1996 . . . 31,571   $   315  $186,334    $(1,355)  $28,846       $    --       $ (745)  $213,395
                             ------------------------------------------------------------------------------------------

(a) Including one-time deferred tax charge of $29.9 million upon becoming a taxable corporation on March 29, 1996.


The accompanying notes are an integral part of these condensed financial statements.

                            BELCO OIL & GAS CORP.
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (in thousands)
                                 (Unaudited)

                                                      Six Months Ended
                                                          June 30,
                                                      1996        1995
                                                      ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss) . . . . . . . . . . . . . . . .$ (1,054)   $ 19,177
  Adjustments to reconcile net income
    (loss) to net operating cash inflows--
    Depreciation, depletion and amortization. . . .  19,320      12,153
    Deferred income taxes . . . . . . . . . . . . .  35,644          --
    Changes in operating assets and liabilities--
      Accounts receivable . . . . . . . . . . . . .  (8,207)     (2,983)
      Revenues and royalties payable. . . . . . . .   1,919          --
      Income taxes payable. . . . . . . . . . . . .     620          --
       Other current assets . . . . . . . . . . . .     401          66
                                                    -------    --------
     Net operating cash inflows . . . . . . . . . .  48,643      28,413

CASH FLOWS FROM INVESTING ACTIVITIES:
  Exploration and development expenditures. . . . . (59,778)    (33,959)
  Changes in accounts payable and accrued
    liabilities for oil and gas expenditures. . . .   4,616       6,754
  Change in advances to oil and gas operators . . .      45         (11)
  Changes in other assets . . . . . . . . . . . . .    (106)        (53)
                                                    -------    --------
Net investing cash outflows . . . . . . . . . . . . (55,223)    (27,269)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Long-term borrowings. . . . . . . . . . . . . . .  13,300       6,600
  Long-term debt repayments . . . . . . . . . . . . (35,300)     (2,100)
  Net proceeds from public offering . . . . . . . . 113,115          --
  Equity contributions. . . . . . . . . . . . . . .      --          --
  Equity distributions. . . . . . . . . . . . . . . (13,865)     (6,727)
  Employee loans, net . . . . . . . . . . . . . . .      89        (416)
                                                   --------     -------
    Net financing cash inflows (outflows) . . . . .  77,339       (2,643)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS. .  70,759      (1,499)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD. .   1,556       6,951
CASH AND CASH EQUIVALENTS AT END OF PERIOD. . . . .  72,315       5,452


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

Note 3 -  Pro Forma Net Income Per Share:

     Pro forma net income per share is based on the weighted average number of shares of common stock outstanding. The computation assumes that the Company was incorporated during the periods presented and presents the shares issued in connection with the Combination as outstanding for all periods. The effects of common stock equivalent shares (stock options) and restricted stock were not material and not dilutive for the three and six month periods ended on June 30, 1996.

Note 4 -  Income Taxes:

     Prior to March 29, 1996, the earnings of the Company were not subject to corporate income taxes as the Company, prior to the Combination, was a combination of non-taxpaying entities, including Subchapter S, limited liability corporations, partnership and joint venture entities and individual interests. Accordingly, taxable earnings were directly taxable to the individual owners through the date of the Combination.
     As a result of the Combination consummated on March 29, 1996, the Company became a taxpaying entity and recorded, in the first quarter of 1996, a $29.9 million one-time, non-cash charge to earnings to establish a deferred tax liability (discussed further below). The historical provision for income taxes for the six months ended June 30, 1996 includes the one-time charge. The pro forma provision for income taxes reflected in the Condensed Consolidated Statements of Operations for the three and six month periods ended June 30, 1996 and 1995 have been presented to reflect the Company's income taxes under the assumption that the Company was a taxpaying entity since its inception.

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

     The differences between the statutory federal income taxes and the Company's pro forma effective taxes is summarized as follows (in thousands):

                                    Three Months Ended     Six Months Ended
                                         June 30,               June 30,
                                     1996        1995      1996        1995
                                     ----        ----      ----        ----

Statutory federal income taxes . .$  6,551    $  3,691   $12,323    $   6,712
State income tax, net of federal
  benefit. . . . . . . . . . . . .      20          28        40           50
Section 29 tax credits . . . . . .    (175)       (225)     (400)        (378)
Other. . . . . . . . . . . . . . .     (32)        (14)     (173)         (56)
                                  --------    --------   --------    ---------

Pro forma provision for income
  taxes. . . . . . . . . . . . . .$  6,364    $  3,480   $ 11,790    $  6,328


Note 5 -  Commodity Price Risk Management Activities:

     The Company periodically enters into commodity hedging transactions such as swaps and options in order to manage its exposure to oil and gas price volatility. Gains and losses related to qualifying hedges of the Company's oil and gas production are deferred and recognized as a component of oil and gas sales as the associated production occurs. Reference is made to the December 31, 1995 financial statements of Belco Oil & Gas Corp. and affiliated entities included in the Form S-1 effective March 25, 1996 for a more thorough discussion of the Company's commodity hedging activities.

     The Company uses the mark-to-market method of accounting for instruments that do not qualify for hedge accounting. Under mark-to-market accounting, those contracts which do not qualify for hedge accounting are reflected at market value at the end of the period with resulting unrealized gains and losses recorded as assets and liabilities in the consolidated balance sheet. Under such method, changes in the market value of outstanding financial instruments are recognized as gain or loss in the period of change. As of the end of the second quarter of 1996, the results of marking these positions to market would approximate break even.

     For the six months ended June 30, 1996 and 1995, the Company had net gains of $2.6 and $4.1 million, respectively, related to its price risk management activities.

Note 6 -  Stock Incentive Plan:

     On March 25, 1996, the Company adopted its planned Stock Incentive Plan for which 2,250,000 shares of common stock have been reserved for issuance pursuant to such plan. During 1996, 363,500 stock options were granted to employees with an exercise price equal to the fair market value on the date of grant. The Company accounts for employee stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees". Accordingly, stock options granted at fair market value on the date of grant will have no effect on the Company's results of operations. In addition, during the quarter ended June 30, 1996, 12,000 Stock Options were granted, subject to Stockholder approval, to non-employee directors with an exercise price equal to the fair market value on the date of grant.

     On March 25, 1996, the Company also issued 72,300 shares of restricted stock to employees, without payment to the Company, under the Stock Incentive Plan. The restrictions on disposition lapse 20% each year and non-vested shares must be forfeited in the event employment ceases. The value of the restricted stock on the date of grant, totaling $1.4 million based upon the offering price, has been recorded as an equity issuance and deferred compensation (presented as a reduction of equity). The deferred compensation will be charged to earnings over the vesting period. During the quarter ending June 30, 1996 1,000 shares of restricted stock issued to a former employee were canceled.

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

     From inception through 1995, the Predecessors were not required to pay federal income taxes due to their status as either a partnership, individual owner, Subchapter S corporation, limited liability corporation or joint venture, which are "pass-through" entities that are not subject to federal income taxation; instead, taxes relating to the Combined Assets for such periods were required to be paid by the owners of the Predecessors and the Direct Interests.

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

     The Company's revenue, profitability and future rate of growth are substantially dependent upon prevailing prices for natural gas, oil and condensate. These prices are dependent upon numerous factors beyond the Company's control, such as economic, political and regulatory developments and competition from other sources of energy. The energy markets have historically been very volatile, and there can be no assurance that oil and gas prices will not be subject to wide fluctuations in the future. A substantial or extended decline in oil and gas prices could have a material adverse effect on the Company's financial position, results of operations and access to capital, as well as the quantities of oil and gas reserves that the Company may economically produce. The Company markets its oil with other working interest owners on spot price contracts and typically receives a premium compared to the price posted for such crude oil. Natural gas produced is sold under contracts that primarily reflect spot market conditions for their particular area. Approximately 91% of the Company's production volumes relate to the sale of natural gas.

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

     The following table sets forth certain operations data of the Company for the periods presented:


                                                 Three Months Ended                   Six Months Ended
                                                      June 30,          Variances          June 30,    Variances
                                                   1996      1995     AMOUNT      %    1996       1995   AMOUNT     %
                                                 ---------------------------------------------------------------------

Oil and Gas Sales (Unhedged) (in thousands). . .$ 29,819   $ 17,724  $ 12,095   68% $ 56,646  $ 31,058 $ 25,588   82%
Commodity Price Hedging. . . . . . . . . . . . .     855      1,709      (854) -50%    2,633     4,062   (1,429) -35%
Weighted Average Sales Prices (Unhedged):
   Oil (per Bbl) . . . . . . . . . . . . . . . .$  21.71   $  18.31  $   3.40   19% $  19.93  $  17.92 $   2.02   11%
   Gas (per Mcf) . . . . . . . . . . . . . . . .    1.90       1.47      0.43   29%     1.81      1.40     0.43   31%

Net Production Data:
   Oil (Mbbl). . . . . . . . . . . . . . . . . .     192        255       (63) -25%      414       481      (67) -14%
   Gas (Mmcf). . . . . . . . . . . . . . . . . .  13,521      9,041     4,480   50%   26,787    17,468    9,319   53%
   Gas equivalent (Mmcfe). . . . . . . . . . . .  14,671     10,572     4,099   39%   29,271    20,352    8,918   44%

Data per Mcfe:
   Oil and gas sales revenues (Unhedged) . . . .$   2.03       1.68  $   0.35   21% $   1.94  $   1.53 $   0.41   27%
   Commodity Price Hedging . . . . . . . . . . .    0.06       0.16     (0.10) -64%     0.09      0.20    (0.11) -55%
   Oil and gas operating expenses. . . . . . . .   (0.14)     (0.14)       --    --    (0.13)    (0.13)      --    --
   General and administrative. . . . . . . . . .   (0.06)     (0.06)       --    --    (0.06)    (0.06)      --    --
   Depreciation, depletion and amortization. . .   (0.67)     (0.64)    (0.03)   5%    (0.66)    (0.60)   (0.06) -11%
   Interest income (Net) . . . . . . . . . . . .    0.06         --      0.06    --     0.02        --     0.02    --
                                                ---------  --------- --------- ----  -------- --------- -------- ----
   Pre-tax operating profit. . . . . . . . . . .$   1.28   $   1.00  $   0.28   28%     1.20% $   0.94 $   0.26   28%
                                                =========  ========= ========= ====  ======== ========= ======== ====


RESULTS OF OPERATIONS

Three Months Ended June 30, 1996 Compared to June 30, 1995

Revenues

   During the second quarter of 1996, oil and gas sales revenues (unhedged) increased $12.1 million, or 68%, to $29.8 million over the prior year comparable period. The revenue increase is the result of newly drilled Giddings Field well additions in the Navasota River and Independence areas of the Company's Texas operations and continued higher average prices realized for both oil and natural gas. Production volume during the second quarter of 1996 on a Mcfe basis increased to 14,671 MMcfe representing an increase of 39% over the prior year comparable period. Natural gas production represented approximately 91% of total Company production on a Mcfe basis. Daily production for the quarter also increased 39% to 161,000 Mcfe compared to 116,000 Mcfe in the second quarter of 1995.

   Marketing activities associated with sales of natural gas and crude oil also include natural gas and crude oil price swap, option and other commodity price risk management transactions of natural gas and crude oil and condensate prices. These transactions resulted in a net gain of $0.9 million during the second quarter of 1996. During the prior year comparable quarter a $1.7 million net gain was realized. The average Mcfe price impact realized for these transactions amounted to gains of $0.06 and $0.16 per Mcfe for 1996 and 1995, respectively.

Costs and Expenses

   Production and Operating Expenses. Production and operating expenses increased 44% from $1.48 million for the second quarter of 1995 to $2.13 million for the comparable period in 1996 due mainly to increased production. On a Mcfe basis, operating costs were almost flat at $0.14 for the second quarter of 1996 when compared to the second quarter of 1995.

   Depreciation, Depletion and Amortization. Depreciation, depletion and amortization ("DD&A"), for the quarter ended June 30, 1996 increased 45% over the prior year comparable period, from $6.8 million to $9.8 million, due primarily to increased production. The Company has used a DD&A rate of $0.67 per Mcfe for the second quarter of 1996 to reflect preliminary results of drilling deeper wells at a higher average cost per well as compared to $0.64 per Mcfe used in the second quarter of 1995, a 5% increase.

   General and Administrative Expenses. General and administrative expense ("G&A") increased 33% in the second quarter of 1996 to $880,000 when compared to the $664,000 incurred in the second quarter of 1995. The higher G&A expense for 1996 primarily relates to increases in the number of employees due to continued expansion of the Company's overall activities and additional costs incurred in connection with becoming a publicly traded entity.

Income Before Income Taxes

   The Company's income before income taxes for 1996 increased by approximately $8.2 million, or 78% to $18.7 million from $10.5 million in the prior year period. Increases in revenues continue to be generated primarily by increases in production from new well additions in the Giddings Field and higher prices.

Income Taxes

   Income tax expense for the second quarter of 1996 was $6.4 million utilizing an estimated effective income tax rate of 34.0%. In connection with the Combination and Exchange Agreement, the Company became a taxable corporation and, as a result, was required to record a one-time, non-cash charge in the amount of $29.9 million during the first quarter of 1996 to establish a deferred tax liability related to prior years on its balance sheet due to the change in the tax status of the Company.

Six Months Ended June 30, 1996 Compared to June 30, 1995

Revenues

   For the first six months of 1996, oil and gas sales revenues (unhedged) increased 82% to $56.6 million when compared to the $31.1 million realized in the first half of 1995. The substantial increase is principally identified with the addition of new Giddings Field wells in both the Navasota and Independence areas of the Company's operations and higher average prices realized for both oil and natural gas. Production volume in the first half of 1996 on an Mcfe basis increased to 29,271 MMcfe, an increase of 44% over the prior year first half. Daily production improved to 161,000 Mcfe for the first six months of 1996 compared to 112,000 Mcfe for the comparable period in 1995.

   Commodity Price Hedging activities associated with sales of crude oil and natural gas added $2.6 and $4.1 million to net operating revenues for the first six months of 1996 and 1995, respectively. The average Mcfe price realized from such activities amounted to $0.09 and $0.20 per Mcfe for 1996 and 1995, respectively.

Costs and Expenses

   Production and Operating Expenses. Production and operating expenses including taxes incurred in the first six months of 1996 amounted to $3.88 million, an increase of 46% over the $2.66 million incurred in the prior year six month period. Operating costs on a Mcfe basis were flat at $0.13 per Mcfe for both 1996 and 1995. A substantial portion of the Company's gas production from wells drilled prior to September 1996 in the downdip Giddings Field qualifies for exemption from Texas state production taxes. This exemption will continue for production through August 31, 2001.

   Depreciation, Depletion and Amortization. Depreciation, depletion and amortization ("DD&A") costs related to oil and gas properties totaled $19.3 million for the first half of 1996, a 59% increase over the $12.2 million incurred in the 1995 comparable period. The Company has used a DD&A rate of $0.66 per Mcfe for the first half of 1996 compared to a rate of $0.60 per Mcfe used in the first half of 1995 to reflect the higher average cost of drilling deeper wells in the last half of 1995 and early part of 1996.

   General and Administrative Expenses. General and administrative expense ("G&A") was $1.76 million for the first half of 1996, a 50.2% increase over the prior year first half primarily reflecting the addition of new employees hired to assist with the Company's expanding activities. On a Mcfe basis G&A costs were flat at $0.06 for the first six months of 1996 and 1995.

Income Before Income Taxes

   The Company's income before income taxes for the first half of 1996 was $35.2 million, an 84% increase over the $19.2 realized in the prior year comparable period. The increase is directly related to increased production from new well additions in the Giddings Field and higher prices realized for both crude oil and natural gas.

Income Taxes

   Income tax expense for the first half of 1996 amounted to $36.3 million. The provision for taxes includes a one-time, non-cash charge in the amount of $29.9 million that was required as a result of the Combination and the Exchange Agreement which changed the tax status of the Company.

LIQUIDITY AND CAPITAL RESOURCES

   On March 29, 1996, the Company successfully completed an initial public offering of 6.5 million shares of common stock. The Offering provided the Company with approximately $113 million net of Offering expenses. Revolving credit agreement indebtedness in the amount of $35.3 million was repaid with proceeds from the Offering. The remaining proceeds from the Offering, together with cash flows from operations, will be used to fund planned capital expenditures, commitments, other working capital requirements and for general corporate purposes.

   Net operating cash flow (pre-tax), a measure of performance for exploration and production companies, is generally derived by adjusting net income to eliminate the effects of the non-cash depreciation, depletion and amortization expense and the provision for deferred income taxes. Net operating cash flow (pre-tax) before changes in working capital was approximately $54.5 million for the first half of 1996 and $31.3 million for the prior year comparable period, an increase of 74%. The cash flow increase is the result of higher prices realized for production and increases in production from new well additions, reflecting rapidly expanding operations. The Company had working capital amounting to $81.9 million as of June 30, 1996, a substantial increase over the $8.9 million in working capital available as of June 30, 1995.

   For 1996, the Company has budgeted approximately $130 million for capital expenditures which amount may be increased or decreased depending on oil and gas prices, drilling results and other investment opportunities. The Company is allocating approximately 70% of its budget to development and exploration projects and approximately 30% to leasehold and seismic acquisition activities.

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

   The third party investors in the Moxa Programs have the contractual right on an annual basis through 2004 to require the Company to purchase their interests in such programs. No investor under the Moxa Programs exercised such right through the second quarter of 1996. Based upon December 31, 1995 SEC basis reserve values, the maximum purchase price if all investors exercised the put would be less than $40 million. The Company believes its financial resources will be adequate to purchase these interests should they be tendered.

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

COMMODITY PRICE RISK MANAGEMENT TRANSACTIONS

   With the primary objective of achieving more predictable revenues and cash flows and reducing the exposure to fluctuations in natural gas and oil prices, the Company has entered into price risk management transactions of various kinds with respect to both gas and oil. While the use of certain of these price risk management arrangements limits the downside risk of adverse price movements, it may also limit future revenues from favorable price movements. The Company engages in transactions such as selling covered calls or straddles which are marked to market at the end of the relevant accounting period.
Since the futures market has been volatile of late, these fluctuations may cause significant impact on the results of such accounting period. The Company has entered into price risk management transactions with respect to a substantial portion of its estimated production for 1996 and with respect to lesser portions of its estimated production for 1997 and 1998. The Company continues to evaluate whether to enter into additional price risk management transactions for 1996 and future years. In addition, the Company may determine from time to time to unwind its then existing price risk management positions.

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


                                        BELCO OIL & GAS CORP.,
                                        a Nevada corporation
                                        (REGISTRANT)


Date           8/12/96                       /s/  LAURENCE D. BELFER
         ___________________            __________________________________
                                              Laurence D. Belfer,
                                        Executive Vice President and Chief
                                               Operating Officer



Date           8/12/96                        /s/ DOMINICK J. GOLIO
        ____________________            __________________________________
                                               Dominick J. Golio,
                                        Vice President - Finance and Chief
                                                Financial Officer
