Form 10-Q
period 1996-09-30
BELCO OIL & GAS CORP
filed 1996-11-08
CIK 889005

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 ______________

                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996
                                 --------------
                         Commission file number 1-12634
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

                                  ______________

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes X  No
                                                    --    --
     As of September 30, 1996, there were 31,575,300 shares of the Registrant's Common Stock, par value $.01 per share, outstanding.

==============================================================================

                                TABLE OF CONTENTS

                                                                      Page
                                      PART I
                              FINANCIAL INFORMATION


Item 1.   Financial Statements:
          Condensed Consolidated Balance Sheets at September 30, 1996
               and December 31, 1995 . . . . . . . . . . . . . . . . . . 1

          Condensed Consolidated Statements of Operations for the three months and nine months ended September 30, 1996 and 1995..2

          Condensed Consolidated Changes in Stockholders' Equity for
               the nine months ended September 30, 1996  . . . . . . . . 3

          Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 1996 and 1995. . . . . . . . . 4

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


                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                              BELCO OIL & GAS CORP.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)
                                   (Unaudited)


                                     September 30, 1996     December 31, 1995
                                        -------------     -----------------
                 ASSETS
                 -----
CURRENT ASSETS:
  Cash and cash equivalents . . . . . . . . $   57,851            $ 1,556
  Accounts receivable, oil and gas  . . . .     22,700             16,979
  Advances to oil and gas operators . . . .         --                 45
  Other current assets  . . . . . . . . . .        218                401
                                            ----------           --------
    Total current assets  . . . . . . . . .     80,769             18,981
                                            ----------           --------
PROPERTY AND EQUIPMENT:
  Oil and gas properties at cost
   based on full cost accounting
    Proved oil and gas properties . . . . .    200,930            152,081
    Unproved oil and gas properties . . . .     74,829             19,927
    Less--Accumulated depreciation,
      depletion and amortization  . . . . .    (75,662)           (45,771)
                                            ----------           --------
    Net property and equipment  . . . . . .    200,097            126,237
                                            ----------           --------
OTHER ASSETS  . . . . . . . . . . . . . . .        232                332
                                            ----------           --------
    Total assets  . . . . . . . . . . . . . $ 281,098           $145,550
                                            ==========           ========
         LIABILITIES AND EQUITY

CURRENT LIABILITIES:
  Accounts payable and accrued
  liabilities  . . . . . . . . . . . . . .  $   14,213          $    8,440
  Revenues and royalties payable. . . . . .      3,437                  --
  Income taxes payable. . . . . . . . . . .        340                  --
  Distribution payable  . . . . . . . . . .         --              10,095
                                            ----------          ----------
Total current liabilities . . . . . . . . .     17,990              18,535
                                            ----------          ----------
LONG-TERM DEBT  . . . . . . . . . . . . . .         --              22,000
DEFERRED INCOME TAXES . . . . . . . . . . .     39,625                  --
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
  Preferred stock, $.01 par value;
    10,000,000 shares authorized;
    none issued or outstanding  . . . . . .         --                  --
  Common stock ($.01 par value,
    120,000,000 shares authorized;
    31,571,300 shares issued and
    outstanding at June 30, 1996) . . . . .        315                  --
Additional paid-in capital  . . . . . . . .    186,441                  --
Retained earnings . . . . . . . . . . . . .     38,788
Combined equity of predecessor entities . .         --             105,849
Unearned compensation . . . . . . . . . . .     (1,316)                 --
Less:  Notes receivable for equity
  interest  . . . . . . . . . . . . . . . .       (745)               (834)
                                             ---------           ---------
Total stockholders' equity  . . . . . . . .    213,483             105,015
                                             ---------           ---------
Total liabilities and stockholders' equity   $ 281,098           $ 145,550
                                             =========           =========


The accompanying notes are an integral part of these condensed financial statements.

                              BELCO OIL & GAS CORP.
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)
                                  (Unaudited)

                                  Three Months Ended        Nine Months Ended
                                       September 30,             September 30,
                                  ------------------        ----------------
                                  1996          1995        1996        1995
                                  ----          ----        ----        ----
REVENUES:
  Oil and gas sales . . . . . . $27,284       $16,275      $83,930    $47,349
  Commodity Price Risk
    Management. . . . . . . . .    (220)         4,445        2,413     8,507
  Interest and other. . . . . .     963             8         1,849        29
                                -------       -------      -------    -------
Total revenues                   28,027        20,728       88,192     55,885
                                -------       -------      -------    -------
COSTS AND EXPENSES:
  Oil and gas operating
   expenses . . . . . . . . . .   1,947         1,513        5,826      4,424
  Depreciation, depletion and
   amortization . . . . . . . .  10,571         6,815       29,891     19,800
  General and administrative. .     688           687        2,444      1,838
                                -------       -------      -------    -------
Total costs and expenses. . . .  13,206        9,015        38,161     26,062
                                -------       -------      -------    -------
INCOME BEFORE INCOME TAXES. . .  14,821       11,713        50,031     29,823
PROVISION FOR INCOME TAXES. . .   5,039             0   (a) 41,143          0
                                -------       -------      -------    -------
NET INCOME (LOSS) . . . . . . .  $9,782     $ 11,713   (a) $ 8,888  $ 29,823
                                =======       =======      =======    =======
PRO FORMA NET INCOME
  Income before income taxes. . $14,821     $ 11,713       $50,031   $ 29,823
  Pro forma provision for
    income taxes. . . . . . . .   5,039        3,865        17,011      9,842
                                -------     --------       -------   --------
Pro forma net income . . . . .  $9,782    $   7,848       $33,020   $ 19,981
                                =======    =========       =======   ========

PRO FORMA NET INCOME PER
  COMMON SHARE . . . . . . . .  $  0.31    $    0.31       $ 1.12   $   0.80
                                =======    =========       =======   ========

WEIGHTED AVERAGE COMMON
  SHARES OUTSTANDING . . . . .   31,500       25,000        29,476     25,000
                                =======    =========       =======   ========

(a) Includes a one-time non-cash deferred tax charge of $29.9 million recognized as a result of the Combination consummated on March 29, 1996 in connection with the Company's Initial Public Offering and discussed in the Belco Oil & Gas Corp. Prospectus dated March 25, 1996. Historical loss per share, including the deferred tax charge, was $0.30 for the nine months ended September 30, 1996. The pro forma amounts present the Company as if a taxable corporation for all periods and is based on the average number of shares outstanding during the period assuming the Combination.

      The accompanying notes are an integral part of these condensed financial statements.

                              BELCO OIL & GAS CORP.
           CONDENSED CONSOLIDATED CHANGES IN STOCKHOLDERS' EQUITY
                                 (in thousands)
                                   (Unaudited)

                                                                                  Notes
                               Common Stock   Additional                         Combined     Receivable
                             ----------------  Paid-in    Unearned   Retained   Predecessor   for Equity
                             Shares    Amount  Capital  Compensation Earnings     Equity       Interest
Total
                             -------------------------------------------------------------------------------------------
BALANCE, December 31, 1995 .     --  $     --  $     --   $     --   $    --    $  105,849     $  (834)   $105,015
                             -------------------------------------------------------------------------------------------

Exchange combination . . . . 25,000       250    71,929         --        --       (72,179)         --          --

Public stock offering, net
  of costs of $10.4 million.  6,500        65   113,050         --        --            --           --    113,115

Restricted stock issued. . .     75        --     1,462     (1,316)       --            --           --        146

Repayment of employee notes
  receivable . . . . . . . .     --        --        --         --        --            --           89         89

Distributions to predecessor
  owners . . . . . . . . . .     --        --        --         --        --        (3,770)          --     (3,770)

Net Income (loss) (a). . . .     --        --        --         --    38,788       (29,900)          --      8,888
                             ------------------------------------------------------------------------------------------

BALANCE, September 30, 1996  31,575   $   315  $186,441    $(1,316)  $38,788       $   --         $ (745) $223,483
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

                            BELCO OIL & GAS CORP.
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (in thousands)
                                 (Unaudited)

                                                      Nine Months Ended
                                                          September 30,
                                                      1996        1995
                                                      ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss) . . . . . . . . . . . . . . . .$  8,888    $ 29,823
  Adjustments to reconcile net income
    (loss) to net operating cash inflows--
    Depreciation, depletion and amortization. . . .  29,891      19,800
    Deferred income taxes . . . . . . . . . . . . .  39,625          --
    Amortization of deferred compensation . . . . .      70          --
    Changes in operating assets and liabilities--
      Accounts receivable . . . . . . . . . . . . .  (5,721)     (3,210)
      Revenues and royalties payable. . . . . . . .   3,437          --
      Income taxes payable. . . . . . . . . . . . .     340          --
      Accounts payable and accrued liabilities. . .      --         307
    Other current assets . . . . . . . . . . . .  .     183          17
                                                    -------    --------
     Net operating cash inflows . . . . . . . . . .  76,713      46,517

CASH FLOWS FROM INVESTING ACTIVITIES:
  Exploration and development expenditures. . . . . (103,751)   (48,260)
  Changes in accounts payable and accrued
    liabilities for oil and gas expenditures. . . .   5,773       6,237
  Change in advances to oil and gas operators . . .      45       1,611
  Changes in other assets . . . . . . . . . . . . .     100       (110)
  Other . . . . . . . . . . . . . . . . . . . . . .      76          --
                                                    -------    --------
Net investing cash outflows . . . . . . . . . . . . (97,757)    (40,522)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Long-term borrowings. . . . . . . . . . . . . . .  13,300       7,700
  Long-term debt repayments . . . . . . . . . . . . (35,300)     (2,100)
  Net proceeds from public offering . . . . . . . . 113,115          --
  Equity contributions. . . . . . . . . . . . . . .      --       4,512
  Equity distributions. . . . . . . . . . . . . . . (13,865)    (18,841)
  Employee loans, net . . . . . . . . . . . . . . .      89        (622)
                                                   --------     -------
    Net financing cash inflows (outflows) . . . . .  77,339      (9,351)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS. .  56,295      (3,356)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD. .   1,556       6,951
CASH AND CASH EQUIVALENTS AT END OF PERIOD. . . . .  57,851       3,595


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

Note 3 -  Pro Forma Net Income Per Share:

     Pro forma net income per share is based on the weighted average number of shares of common stock outstanding. The computation assumes that the Company was incorporated during the periods presented and presents the shares issued in connection with the Combination as outstanding for all periods. The effects of common stock equivalent shares (stock options) and restricted stock were not material and not dilutive for the three and nine month periods ended on September 30, 1996.

Note 4 -  Income Taxes:

     Prior to March 29, 1996, the earnings of the Company were not subject to corporate income taxes as the Company, prior to the Combination, was a combination of non-taxpaying entities, including Subchapter S, limited liability corporations, partnership and joint venture entities and individual interests. Accordingly, taxable earnings were directly taxable to the individual owners through the date of the Combination.
     As a result of the Combination consummated on March 29, 1996, the Company became a taxpaying entity and recorded, in the first quarter of 1996, a $29.9 million one-time, non-cash charge to earnings to establish a deferred tax liability (discussed further below). The historical provision for income taxes for the nine months ended September 30, 1996 includes the one-time charge. The pro forma provision for income taxes reflected in the Condensed Consolidated Statements of Operations for the three and nine month periods ended September 30, 1996 and 1995 have been presented to reflect the Company's income taxes under the assumption that the Company was a taxpaying entity since its inception.

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

     The differences between the statutory federal income taxes and the Company's pro forma effective taxes is summarized as follows (in thousands):

                                    Three Months Ended     Nine Months Ended
                                         September 30,         September 30,
                                     1996        1995      1996        1995
                                     ----        ----      ----        ----

Statutory federal income taxes . .$ 5,187    $ 4,108   $17,511    $ 10,469
State income tax, net of federal
  benefit. . . . . . . . . . . . .     20         28        60          78
Section 29 tax credits . . . . . .   (175)      (225)     (575)       (603)
Other. . . . . . . . . . . . . . .     (7)       (46)       15        (102)
                                  --------    --------  --------  ---------

Pro forma provision for income
  taxes. . . . . . . . . . . . . .$ 5,039    $  3,865   $ 17,011    $ 9,842


Note 5 -Commodity Price Risk Management Activities:

The Company periodically enters into commodity hedging transactions such as swaps and options in order to manage its exposure to oil and gas price volatility. Gains and losses related to qualifying hedges of the Company's oil and gas production are deferred and recognized as a component of revenues as the associated production occurs. Reference is made to the December 31, 1995 financial statements of Belco Oil & Gas Corp. and affiliated entities included in the Form S-1 effective March 25, 1996 for a more thorough discussion of the Company's commodity hedging activities.

The Company uses the mark-to-market method of accounting for instruments that do not qualify for hedge accounting. Under mark-to-market accounting, those contracts which do not qualify for hedge accounting are reflected at market value at the end of the period with resulting unrealized gains and losses recorded as assets and liabilities in the consolidated balance sheet. Under such method, changes in the market value of outstanding financial instruments are recognized as gain or loss in the period of change. As of the end of the third quarter of 1996, the results of marking these positions to market would approximate break even.

For the nine months ended September 30, 1996 and 1995, the Company had net gains of $2.4 and $8.5 million, respectively, related to its price risk management activities.

Note 6 -    Stock Incentive Plan:

On March 25, 1996, the Company adopted its planned Stock Incentive Plan for which 2,250,000 shares of common stock have been reserved for issuance pursuant to such plan. During 1996, 374,500 stock options were granted to employees with an exercise price equal to the fair market value on the date of grant. The Company accounts for employee stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board (APB) Opinion No.25, "Accounting for Stock Issued to Employees". Accordingly, stock options granted at fair market value on the date of grant will have no effect on the Company's results of operations. In addition, during the second quarter of 1996, 12,000 Stock Options were granted, subject to stockholder approval, to non-employee directors with an exercise price equal to the fair market value on the date of grant.

On March 25, 1996, the Company also issued 72,300 shares of restricted stock to employees, without payment to the Company, under the Stock Incentive Plan. The restrictions on disposition lapse 20% each year and non-vested shares must be forfeited in the event employment ceases. The value of the restricted stock on the date of grant, totaling $1.4 million based upon the offering price, has been recorded as an equity issuance and deferred compensation (presented as a reduction of equity). The deferred compensation will be charged to earnings over the vesting period. During the quarter ended September 30, 1996, 3,000 net additional shares of restricted stock were issued to employees.

Note 7 - Supplemental Cash Flow Information:

Cash paid for income taxes and interest expense is as follows:

                                         1996                         1995
                                                 ($'s in thousands)
          Income taxes                 $1,178                      $    --
          Interest                        563                          765

Note 8 -  Subsequent Event:

On October 31, 1996 the Company purchased from third-party investors interests (the "Acquired Interests") in the Belco Oil & Gas Corp. 1992, 1993 and 1992 Offset Moxa Arch Drilling Programs. The effective date of the purchase was August 1, 1996. However, for financial reporting purposes, the effective date is October 31, 1996. The Acquired Interests represent incremental working interests in the Company's natural gas wells in the Moxa Arch trend located in Lincoln, Sweetwater and Uinta Counties, Wyoming. The Company will pay aggregate cash consideration of $7.9 million plus an 80% participation in potential natural gas price increases associated with production from the wells through July 31, 1999 (the "Price Participation Right"). The cash purchase price, which differs from the contractual "put" price the Company would be required to pay under the original terms of the Moxa Programs, was based on estimated future net revenues of Proven Reserves attributable to the Acquired Interests as of July 31, 1996 discounted to present value at 10% per annum ("PV10 Value") plus (a) in the case of the 1992 Program, the net revenues attributable to Section 29 Tight Sand Gas Credits associated with the Acquired Interests as of July 31, 1996 discounted to present value at 10% per annum, and (b) in the case of the 1993 Program and 1992 Offset Program, 10% of the PV10 value. The acquisition will be funded out of the Company's existing working capital.

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

   The Company's revenue, profitability and future rate of growth are substantially dependent upon prevailing prices for natural gas, oil and condensate. These prices are dependent upon numerous factors beyond the Company's control, such as economic, political and regulatory developments and competition from other sources of energy. The energy markets have historically been very volatile, and there can be no assurance that oil and gas prices will not be subject to wide fluctuations in the future. A substantial or extended decline in oil and gas prices could have a material adverse effect on the Company's financial position, results of operations and access to capital, as well as the quantities of oil and gas reserves that the Company may economically produce. The Company markets its oil with other working interest owners on spot price contracts and typically receives a premium compared to the price posted for such crude oil. Natural gas produced is sold under contracts that primarily reflect spot market conditions for their particular area. Approximately 92% of the Company's production volumes relate to the sale of natural gas.

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

   The following table sets forth certain operations data of the Company for the periods presented:

                                               Three Months Ended     Variances     Nine Months Ended       Variances
                                                  September 30,                    September 30,
                                                   1996      1995      AMOUNT    %       1996      1995   AMOUNT   %
                                                 ---------------------------------------------------------------------
Oil and Gas Sales (Unhedged) (in thousands). . .   $27,284  $16,275   $11,009    68%   $83,930   $47,349  $36,581   77%
Commodity Price Hedging. . . . . . . . . . . . .      (220)   4,445    (4,665) -105%     2,413     8,507   (6,094) -72%
Weighted Average Sales Prices (Unhedged):
   Oil (per Bbl) . . . . . . . . . . . . . . . .    $22.17   $17.86     $4.31    24%    $20.36   $17.86    $2.22    12%
   Gas (per Mcf) . . . . . . . . . . . . . . . .      1.90     1.39      0.51    37%      1.84     1.39     0.43    31%

Net Production Data:
   Oil (Mbbl). . . . . . . . . . . . . . . . . .       161      253       (92)  -36%       575       734    (159)  -22%
   Gas (Mmcf). . . . . . . . . . . . . . . . . .    12,465    9,065     3,400    38%    39,252    26,533   12,719   48%
   Gas equivalent (Mmcfe). . . . . . . . . . . .    13,430   10,583     2,847    27%    42,701    30,937   11,764   38%

Data per Mcfe:
   Oil and gas sales revenues (Unhedged) . . . .     $2.03     1.54     $0.49    32%     $1.97     $1.53    $0.44    28%
   Commodity Price Hedging . . . . . . . . . . .     (0.02)    0.42     (0.44) -104%      0.06      0.27    (0.21)  -78%
   Oil and gas operating expenses. . . . . . . .     (0.14)   (0.14)      --     --      (0.14)    (0.14)    --      --
   General and administrative. . . . . . . . . .     (0.05)   (0.06)      .01    16%     (0.06)    (0.06)    --      --
   Depreciation, depletion and amortization. . .     (0.79)   (0.64)    (0.15)   22%     (0.70)    (0.64)   (0.06)    9%
   Interest income (Net) . . . . . . . . . . . .      0.07       --      0.07    --       0.04       --      0.04    --
                                                  ---------   -------  ------- -----     ------   --------  -------  ----
   Pre-tax operating profit. . . . . . . . . . .     $1.10    $1.11    $(0.01)   -1%     $1.17     $0.96    $0.21    22%
                                                  =========   =======  ======= =====     ======   ========  =======  ====


RESULTS OF OPERATIONS

Three Months Ended September 30, 1996 Compared to September 30, 1995

Revenues:

   During the third quarter of 1996, oil and gas sales revenues (unhedged) increased $11.0 million, or 68%, to $27.3 million over the prior year comparable period. The revenue increase is the result of newly drilled Giddings Field well additions in the Navasota River and Independence areas of the Company's Texas operations and continued higher average prices realized for both oil and natural gas. Production volume during the third quarter of 1996 on a Mcfe basis increased to 13,430 MMcfe from 10,583 Mcfe over the prior year comparable period, representing an increase of 27%. Natural gas production represented approximately 93% of total Company production on a Mcfe basis. Daily production for the quarter also increased 27% to 146,000 Mcfe compared to 115,000 Mcfe in the third quarter of 1995.


   Marketing activities associated with sales of natural gas and crude oil also include natural gas and crude oil price swap, option and other commodity price risk management transactions of natural gas and crude oil and condensate prices. These transactions resulted in a modest loss of $0.2 million during the third quarter of 1996. During the prior year comparable quarter a $4.4 million net gain was realized. The average Mcfe price impact realized for these transactions amounted to a loss and gain of $0.02 and $0.42 per Mcfe for 1996 and 1995, respectively.

   Costs and Expenses:

   Production and Operating Expenses. Production and operating expenses increased 29% from $1.51 million for the third quarter of 1995 to $1.95 million for the comparable period in 1996 due mainly to increased production from new well additions. On a Mcfe basis, operating costs were flat at $0.14 for the third quarter of 1996 when compared to the third quarter of 1995.

   Depreciation, Depletion and Amortization. Depreciation, depletion and amortization ("DD&A"), for the quarter ended September 30, 1996 increased 55% over the prior year comparable period, from $6.8 million to $10.6 million, due primarily to increased production and additional expenses related to the previously announced unsuccessful initial well drilled in the Cotton Valley Reef Trend area of East Texas. The DD&A rate for the third quarter of 1996 was $0.79 compared to $0.64 per Mcfe in the third quarter of 1995.

   General and Administrative Expenses. General and administrative expenses ("G&A") were virtually unchanged in the third quarter of 1996 at $688,000 when compared to the $687,000 incurred in the third quarter of 1995.

   Income Before Income Taxes

   The Company's income before income taxes for the third quarter of 1996 increased by approximately $3.1 million, or 27% to $14.8 million from $11.7 million in the prior year period. Increases in income continue to be generated primarily by increases in production from new well additions in the Giddings Field and higher prices.

   Income Taxes

   Income tax expense for the third quarter of 1996 was $5.0 million utilizing an estimated effective income tax rate of 34.0%. In connection with the Combination and Exchange Agreement, the Company became a taxable corporation and, as a result, was required to record a one-time, non-cash charge in the amount of $29.9 million during the first quarter of 1996 to establish a deferred tax liability related to prior years on its balance sheet due to the change in the tax status of the Company.

   Nine Months Ended September 30, 1996 Compared to September 30, 1995:

   Revenues

   For the first nine months of 1996, oil and gas sales revenues (unhedged) increased 77% to $83.9 million when compared to the $47.3 million realized in the first nine months of 1995. The substantial increase is principally identified with the addition of new Giddings Field wells in both the Navasota and Independence areas of the Company's operations and higher average prices realized for both oil and natural gas. Production volume in the first nine months of 1996 on an Mcfe basis increased to 42,701
   MMcfe, an increase of 38% over the prior year first nine months. Daily production improved to 156,000 Mcfe for the first nine months of 1996 compared to 113,000 Mcfe for the comparable period in 1995.

   Commodity Price Hedging activities associated with sales of crude oil and natural gas added $2.4 and $8.5 million to net operating revenues for the first nine months of 1996 and 1995, respectively. The average Mcfe price realized from such activities amounted to $0.06 and $0.27 per Mcfe for 1996 and 1995, respectively.

   Costs and Expenses:

   Production and Operating Expenses. Production and operating expenses including associated taxes incurred in the first nine months of 1996 amounted to $5.8 million, an increase of 32% over the $4.4 million incurred in the prior year nine month period. Operating costs on a Mcfe basis were flat at $0.14 per Mcfe for both 1996 and 1995. A substantial portion of the Company's gas production from wells drilled prior to September 1996 in the downdip Giddings Field qualifies for exemption from Texas state production taxes. This exemption will continue for production through August 31, 2001.

   Depreciation, Depletion and Amortization. Depreciation, depletion and amortization ("DD&A") costs related to oil and gas properties totaled $29.9 million for the first nine months of 1996, a 51% increase over the $19.8 million incurred in the 1995 comparable period. The Company average DD&A rate per Mcfe for the first nine months of 1996 was $0.70 compared to a rate of $0.64 per Mcfe in the first nine months of 1995. The increased rate reflects the higher average cost of drilling deeper wells and costs associated with the unsuccessful East Texas Cotton Valley Reef Trend exploration activities.

   General and Administrative Expenses. General and administrative expense ("G&A") was $2.44 million for the first nine months of 1996, a 33% increase over the prior year first nine months primarily reflecting the addition of new employees hired to assist with the Company's expanding activities and additional costs incurred in connection with becoming a publicly traded entity. On a Mcfe basis, G&A costs were flat at $0.06 for the first nine months of 1996 and 1995.

   Income Before Income Taxes

   The Company's income before income taxes for the first nine months of 1996 was $50.0 million, an 68% increase over the $29.8 realized in the prior year comparable period. The increase is directly related to increased production from new well additions in the Giddings Field and higher prices realized for both crude oil and natural gas.

   Income Taxes

   Income tax expense for the first nine months of 1996 amounted to $41.1 million. The provision for taxes includes a one-time, non-cash charge in the amount of $29.9 million that was required as a result of the Combination and the Exchange Agreement which changed the tax status of the Company.

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

   Net operating cash flow (pre-tax), a measure of performance for exploration and production companies, is generally derived by adjusting net income to eliminate the effects of the non-cash depreciation, depletion and amortization expense and the provision for deferred income taxes. Net operating cash flow (pre-tax) before changes in working capital was approximately $78.4 million for the first nine months of 1996 and $49.6 million for the prior year comparable period, an increase of 58%. The year to date cash flow increase is the result of higher prices realized for production and increases in production from new well additions, reflecting expanding operations. The Company had working capital amounting to $62.8 million as of September 30, 1996, a substantial increase over the $0.4 million in working capital available as of December 31, 1995.

   For 1996, the Company has budgeted approximately $130 million for capital expenditures which amount may be increased or decreased depending on oil and gas prices, drilling results and other investment opportunities. The Company is allocating approximately 70% of its budget to development and exploration projects and approximately 30% to leasehold and seismic acquisition activities.

   In December of 1994, the Company entered into a three-year $25 million Credit Agreement with The Chase Manhattan Bank, N.A. (the "Credit Facility"). Principal outstanding is due and payable upon maturity in December 1997 with interest due quarterly. In order to finance future capital requirements during the first quarter of 1996, the Company increased the Credit Facility and the Borrowing Base thereunder to $ 40 million. The Borrowing Base represents the maximum available amount that may be borrowed under the Credit Facility at any given time. Since all indebtedness under the Credit Facility was repaid with proceeds from the Offering, the Company elected to reduce the current Borrowing Base under the Credit Facility to $15 million on May 1, 1996. The reduction in the Borrowing Base will permit the Company to pay a lower commitment fee, which is currently calculated at an annual rate of 0.25 of 1% of the unused portion of the available
   Borrowing Base. The Company may seek to adjust the terms and availability of the Credit Facility in the future in accordance with its anticipated capital requirements.

   The third party investors in the Moxa Programs have the contractual right on an annual basis through 2004 to require the Company to purchase their interests in such programs. No investor under the Moxa Programs exercised such right through the third quarter of 1996. Based upon December 31, 1995 SEC basis reserve values, the maximum purchase price if all investors exercised the put would be less than $40 million.

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

ITEM 1 - LEGAL PROCEEDINGS                                             NONE

ITEM 2 - CHANGES IN SECURITIES                                         NONE

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES                               NONE

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS           NONE

ITEM 5 - OTHER INFORMATION

     On October 31, 1996 the Company purchased from third-party investors interests (the "Acquired Interests") in the Belco Oil & Gas Corp. 1992, 1993 and 1992 Offset Moxa Arch Drilling Programs. The effective date of the purchase was August 1, 1996. However, for financial reporting purposes, the effective date is October 31, 1996. The Acquired Interests represent incremental working interests in the Company's natural gas wells in the Moxa Arch trend located in Lincoln, Sweetwater and Uinta Counties, Wyoming. The Company will pay aggregate cash consideration of $7.9 million plus an 80% participation in potential natural gas price increases associated with production from the wells through July 31, 1999 (the "Price Participation Right"). The cash purchase price, which differs from the contractual "put" price the Company would be required to pay under the original terms of the Moxa Programs, was based on estimated future net revenues of Proven Reserves attributable to the Acquired Interests as of July 31, 1996 discounted to present value at 10% per annum ("PV10 Value") plus (a) in the case of the 1992 Program, the net revenues attributable to Section 29 Tight Sand Gas Credits associated with the Acquired Interests as of July 31, 1996 discounted to present value at 10% per annum, and (b) in the case of the 1993 Program and 1992 Offset Program, 10% of the PV10 value. The acquisition will be funded out of the Company's existing working capital.

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


                                        BELCO OIL & GAS CORP.,
                                        a Nevada corporation
                                        (REGISTRANT)


Date           11/12/96                       /s/  LAURENCE D. BELFER
         ___________________            __________________________________
                                              Laurence D. Belfer,
                                        Executive Vice President and Chief
                                               Operating Officer



Date           11/12/96                        /s/ DOMINICK J. GOLIO
        ____________________            __________________________________
                                               Dominick J. Golio,
                                        Vice President - Finance and Chief
                                                Financial Officer
