Form 10-Q/A
period 1996-09-30
BELCO OIL & GAS CORP
filed 1996-11-14
CIK 889005

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 ______________

                                   FORM 10-Q
                                 AMENDMENT #1

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
                                            ==========           ========
         LIABILITIES AND EQUITY

CURRENT LIABILITIES:
  Accounts payable and accrued
  liabilities  . . . . . . . . . . . . . .  $   14,213          $    8,440
  Revenues and royalties payable. . . . . .      3,437                  --
  Income taxes payable. . . . . . . . . . .        340                  --
  Distribution payable  . . . . . . . . . .         --              10,095
                                            ----------          ----------
Total current liabilities . . . . . . . . .     17,990              18,535
                                            ----------          ----------
LONG-TERM DEBT  . . . . . . . . . . . . . .         --              22,000
DEFERRED INCOME TAXES . . . . . . . . . . .     39,625                  --
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
  Preferred stock, $.01 par value;
    10,000,000 shares authorized;
    none issued or outstanding  . . . . . .         --                  --
  Common stock ($.01 par value,
    120,000,000 shares authorized;
    31,571,300 shares issued and
    outstanding at June 30, 1996) . . . . .        315                  --
Additional paid-in capital  . . . . . . . .    186,441                  --
Retained earnings . . . . . . . . . . . . .     38,788
Combined equity of predecessor entities . .         --             105,849
Unearned compensation . . . . . . . . . . .     (1,316)                 --
Less:  Notes receivable for equity
  interest  . . . . . . . . . . . . . . . .       (745)               (834)
                                             ---------           ---------
Total stockholders' equity  . . . . . . . .    223,483             105,015
                                             ---------           ---------
Total liabilities and stockholders' equity   $ 281,098           $ 145,550
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
