Form 10-K
period 1996-12-31
BELCO OIL & GAS CORP
filed 1997-03-28
CIK 889005

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. FOR THE FISCAL YEAR-ENDED DECEMBER 31, 1996.
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                        COMMISSION FILE NUMBER 1-12634

                             BELCO OIL & GAS CORP.
              (Exact name of Registrant as specified in its charter)

                 NEVADA                                   13-3869719
      (State of other jurisdiction of                    (IRS Employer
      incorporation or organization)                    Identification No.)

        767 FIFTH AVENUE, 46TH FLOOR
            NEW YORK, NEW YORK                               10153
    (Address of principal executive office)                 (Zip Code)

      Registrant's telephone number, including area code: (212) 644-2200
                     _______________________________

          Securities registered pursuant to Section 12(b) of the Act:

                                                      Name of each exchange
             Title of each class                       on which registered

COMMON STOCK, PAR VALUE $.01 PER SHARE               NEW YORK STOCK EXCHANGE

           Securities registered pursuant to Section 12(g) of the Act:

                                    None
                        __________________________

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO ___.

   Indicate by check mark if disclosure of delinquent files pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

   The aggregate market value of the voting stock held by non-affiliates of the Registrant at March 24, 1997, was approximately $155,883,285 (based on a value of $20.25 per share, the closing price of the Common Stock as quoted by the New York Stock Exchange on such date). 31,582,300 shares of Common Stock, par value $.01 per share, were outstanding on March 24, 1997.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for the Registrant's 1997 Annual Meeting of Shareholders, to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, are incorporated by reference into Part III.


                             BELCO OIL & GAS CORP.

                                   PART I

Item 1 -- BUSINESS

OVERVIEW

     Belco Oil & Gas Corp. ("Belco" or the "Company") is an independent energy company engaged in theexploration, development and production of natural gas and oil. The Company ranks among the most profitable andfastest growing independent energy producers in the United States. Belco conducts its operations primarily in Texas, Louisiana, Wyoming, Michigan and Oklahoma where it currently controls interests in excess of 2.2 million gross acres.

     Since its inception in April 1992, Belco has grown rapidly through acreage acquisitions and the drilling of exploratory and development wells. Belco utilizes state-of-the-art technology in drilling both horizontal and vertical wells, including 3-D seismic. The Company's average daily production increased from 4.4 MMcfe in 1992 to 153.1 MMcfe in 1996. While experiencing this rapid growth, the Company has maintained a low cost structure and has been profitable in each of the five years since its inception. From inception through December 31, 1996, the Company's pre-tax operating cash flow per Mcfe averaged $1.78 (revenues of $2.01 per Mcfe less operating expenses of $0.16 per Mcfe and general and administrative expenses of $0.07 per Mcfe).

     At December 31, 1996, the Company's estimated proved reserves consisted of 285 Bcf of natural gas and 3.327 MMBbls of oil, for a total of 305 Bcfe. During 1996, the Company's proved reserves increased from 219 Bcfe to 305 Bcfe, an increase of 86 Bcfe representing a 254% replacement ratio of the 56 Bcfe of production in 1996. At December 31, 1996, Belco's estimated proved reserves (including hedges) before income taxes and discounted to present value at 10% per annum was $416 million, based on average prices at 1996 year-end of $25.13 per Bbl of oil and $3.68 per Mcf of natural gas.

     The Company was organized in connection with the combination ("Combination") of ownership interests in certain entities and direct interests in oil and gas properties and certain hedge transactions owned by members of the Robert A. Belfer family and by employees of such entities and entities related thereto. The Combination was effected in connection with the Company's initial public offering of 6,500,000 shares of Common Stock, which was completed on March 29, 1996, resulting in net proceeds of $113 million after expenses ("Initial Public Offering").

     Certain terms relating to the oil and gas industry are defined in "Certain Definitions" below.

RECENT DEVELOPMENTS

     From May 1992 through 1996, the Company has focused its operations primarily in the Moxa Arch Trend (southwest Wyoming), the Giddings Field (east central Texas) and to a lesser extent the Golden Trend Field (southern Oklahoma), where it has profitably built reserves and increased production through the drill bit. In 1996, the Company has significantly expanded the scope of its operations through the extension of existing core areas and the development of new ones.

1996 Drilling Program

     The Company's drilling program for 1996 resulted in the drilling of 80 (gross) and 34 (net) wells. Of these, 69 (gross) and 28 (net) were horizontal wells primarily in the deep Austin Chalk Trend of Texas and Louisiana. See "Costs Incurred and Drilling Results," below.

Louisiana Austin Chalk

     As an extension of its Austin Chalk drilling program in the Giddings Field of east central Texas, the Company significantly expanded its acreage acquisition activities into the Austin Chalk Trend of Louisiana (the "Louisiana Austin Chalk"). At December 31, 1996, the Company owned or had the right to acquire approximately 350,000 net acres in Louisiana and had entered into joint development programs and areas of mutual interest ("AMIs") with Union Pacific Resources Company ("UPR") and OXY USA, Inc. ("OXY USA") with respect to approximately 93,000 combined net acres and 24,000 combined net acres, respectively.

     In the fourth quarter of 1996 the Company completed two productive horizontal wells in the Louisiana Austin Chalk: the Martin #1 re-entry well in Avoyelles Parish and the Turner #21 well in St. Landry Parish; and commenced the drilling of a third well, the Turner #22, also in St. Landry Parish. The Company believes that the Turner #21 was the world's deepest horizontal well at the time drilled. Belco's large acreage position, together with alliances with experienced industry partners, will permit the Company to remain an important player in Louisiana Austin Chalk exploration and development activities.

Rocky Mountains -- Wyoming

     In 1996 the Company assumed operations of 73 of its 176 producing wells in the Moxa Arch Trend of southwest Wyoming and acquired additional working interests totaling 23.0 Bcfe in its Moxa Arch wells from its third party investors.

     Building on its substantial position in southwest Wyoming, the Company consummated a series of transactions designed to significantly expand its Wyoming exploration and development activities into the Big Horn, Green River and Wind River Basins. In December 1996, Belco entered into acreage acquisition and joint development projects with Snyder Oil Corporation ("SOCO"), Andex Partners, Andover Partners and Yates Petroleum Corporation ("Yates") covering up to a total of approximately 750,000 gross (250,000 net) acres.

Central Michigan Basin

     In June 1996, the Company entered into an exploration program with two private oil and gas companies pursuant to which the Company acquired a 35% interest in 220,000 net acres in the Central Basin of Michigan and obtained the option to acquire an additional undivided 15% of such acreage following the completion of a multi-well test program. By year-end 1996, Belco had accumulated interests in a total of approximately 395,000 gross and 145,000 net acres in this Basin.

     In the fourth quarter of 1996, the Company began operations on its initial seven-well test program covering different portions of this large acreage position, including six re-entries and one grass root well.

Gulf Coast 3-D Seismic Program

     In March 1996, the Company entered into an exploration agreement with Edge Petroleum Corporation ("Edge") pursuant to which the parties expect to jointly conduct a series of 3-D seismic programs potentially covering up to 750 square miles onshore in the Gulf Coast region of Texas. Under the program, the Company has initiated the first 50+ square mile 3-D seismic shoot targeting the shallower Frio formation and potentially larger reserves in the deeper Wilcox formation. The Company expects the seismic interpretation of the initial shoot to be complete in mid-1997 and the drilling of any identified Frio formation targets to commence soon thereafter.

     The Company utilized 3-D seismic technology to identify a series of exploratory drilling opportunities in the Vicksburg and Queen City formations in South Texas. As an example, the Company drilled the La Brisa #1 in Starr County, Texas in the fourth quarter of 1996 which had initial rates of production in excess of 10 MMcfe per day. The Company holds a 50% working interest in this exploratory well and its offset which was spud in February 1997.

PRIMARY OPERATING AREAS

     The Company's operations are currently focused in four primary operating areas: (i) the Giddings Field in east central Texas including the Navasota, Independence, River Bend and Wedge prospect areas, (ii) the Louisiana Austin Chalk Trend, (iii) the Rocky Mountains - Wyoming, including the Green River (inclusive of the Moxa Arch Trend), the Big Horn and the Wind River Basins and
(iv) the Central Basin of Michigan.

     The following table sets forth, as of December 31, 1996, estimates of the Company's proved reserves by operating area based upon a report prepared by Miller and Lents, Ltd. ("Miller & Lents") as well as the percent of total net present value attributable to each geographic area. See "Forward Looking Information and Risk Factors" below and "Item 2 -- Properties."


                   Proved Reserves
        -------------------------------------
                                                                   Percent
                                                      Gas            of
                                  Oil      Gas      Equivalent     Proved
                                (Mbbls)  (Mmcf)(1)   (Mmcfe)      Reserves

  Texas - Giddings Field         1,964    126,705    138,489       45.4%
  Texas - Other Areas               23      2,564      2,702        0.9%
  Wyoming - Moxa Arch Trend (2)    808    141,905    146,753       48.1%
  Oklahoma - Golden Trend Field    306      8,139      9,975        3.3%
  Louisiana - Austin Chalk         150        415      1,315        0.4%
  Michigan - Central Basin          76      5,264      5,720        1.9%
                                 -----   --------    -------       -----
          Total                  3,327    284,992    304,954      100.0%
                                 =====   ========    =======      ======
__________________

(1)  Includes natural gas liquids.

(2) Includes approximately 11,000 MMcfe of proved undeveloped reserves which are subject to the right of third party investor's in the Company's Moxa Arch Drilling Programs to participate.


Giddings Field

     Approximately 45% of the Company's estimated proved reserves at December 31, 1996 were located in the Giddings Field of east central Texas, principally in Grimes, Washington and Fayette Counties. The Giddings Field is one of the most actively drilled oil and gas fields in the United States. The primary producing zone in the Giddings Field is the Austin Chalk, a fractured carbonate formation that has been highly conducive to the application of horizontal drilling technology. The Austin Chalk formation is encountered in this field at depths believed by the Company to range between approximately 7,000 and 17,000 feet.

     The Company first acquired interests in the Giddings Field in September 1992. During 1996, average net production from this field was approximately 126 MMcfe of natural gas per day. Through December 31, 1996, the Company had drilled 214 gross (70.8 net) wells in this field and continues to control approximately 313,500 gross undeveloped acres in this area. The Company divides the Giddings Field into four prospect areas: (i) Navasota River, primarily in Grimes County, (ii) Independence, primarily in Washington County,
(iii) River Bend, primarily in Fayette County and (iv) the Wedge, primarily in Walker County. The Company expects to be drilling new wells in the Giddings Field for the foreseeable future in addition to re-entering older wells to drill additional laterals. Currently, a majority of the Company's interests in this field are held pursuant to agreements with and operated by Chesapeake Energy Corp. ("Chesapeake") and to a lesser extent UPR. The Company serves as operator in the River Bend and Wedge prospect areas.

     The Company believes that its success in the Giddings Field is attributable to three principal factors: (i) continued technological advances in horizontal drilling have significantly lowered finding and development costs in the field; (ii) the geological setting of the deeper downdip areas of the field has created more extensive fracturing than in other areas of Texas Austin Chalk Trend; and (iii) the Company's acquisition program in cooperation with other operators has permitted the creation of larger spacing units, thus reducing possible competition for reserves from offsetting wells. As a result of these factors, the Company's deeper downdip wells have, on average, produced greater reserves per well than average wells in other areas of the Texas Austin Chalk Trend.

     The majority of the Company's acreage in the Giddings Field was classified as a tight sands reservoir by the Texas Railroad Commission. Wells spud between June 1989 and September 1996 are exempt from the 7.5% state
severance tax on natural gas through August 2001.   See "Item 1 - Texas
Severance Tax Abatement."

Rocky Mountains -- Wyoming

     The Company maintains a significant acreage position in the Rocky Mountains of Wyoming on which it conducts an ongoing exploration and
development program.   In  June 1992, the Company commenced a development
drilling program in the Moxa Arch Trend pursuant to a farmout from Amoco Production Company ("Amoco"). In 1996 the Company significantly expanded its acreage and exploration activities by acquiring the rights to up to approximately 750,000 gross (250,000 net) acres in the Green River, Big Horn and Wind River Basins in Wyoming which lie north and east of the Moxa Arch Trend.

     Moxa Arch Trend. Currently, Belco's second primary operating area is the Moxa Arch Trend located in the Greater Green River Basin in southwestern Wyoming, principally in Lincoln, Sweetwater and Uinta Counties. Approximately 48% of the Company's estimated proved reserves at December 31, 1996 were located in this field. The Company participates in vertical gas wells in this area which target the Frontier and/or Dakota formations at depths that range from approximately 10,000 to 12,500 feet. The Frontier formation is a relatively blanket "tight gas sand" formation, while the Dakota formation, beneath the Frontier, tends to be a more prolific, but less predictable channel sand. In contrast to production from the Giddings Field, production from Moxa Arch wells, particularly from the Frontier formation, tends to be long-lived, with 25 to 30 year reserve lives not uncommon.

     Through 1996, the Company had participated in 178 gross (49 net) wells in this field with 118 Frontier wells, 14 Dakota wells and 44 dual completions (both Frontier and Dakota completed). Average net production for 1996 was approximately 21.7 MMcfe per day. Forty-seven of the Company's wells drilled in 1992 qualified for the Section 29 Tax Credit of approximately $.59 per Mcf, which is attributable to all qualified production from these wells through 2002.

     Since the middle of 1994, the Company has substantially reduced the rate at which it has participated in new Moxa Arch wells. This reduction is primarily due to: (i) Rocky Mountain gas prices which, on both an absolute and relative basis, experienced a substantial decline in 1994 through late 1996, but which recovered somewhat in late 1996 and early 1997, and (ii) the Bureau of Land Management ("BLM") which has required all operators to perform an environmental impact study ("EIS") along a portion of the Moxa Arch. In March 1997, the BLM issued its record of decision. In concluding its review of the EIS, the BLM has authorized the drilling of approximately 700 natural gas wells in the Moxa Arch, subject to review of certain air quality components. The Company expects to re-commence drilling operations in the Moxa Arch Trend in the middle of 1997. See "Item 1 -- Regulation -- Environmental Regulation."

     Green River, Big Horn and Wind River Basins. Effective November 1, 1996, the Company entered into a joint development agreement with Andex Partners and Andover Partners to conduct exploratory operations in the Green River and Wind River Basins of Wyoming, Under the agreement, the Company will spend a minimum of $20 million on seismic, leasing and exploratory activities through December 31, 2001 and will initially earn rights to a 50% interest in approximately 300,000 net acres. At December 31, 1996, one exploratory well operated by UPR on the acreage was drilling.

     Effective December 31, 1996, the Company entered into two joint development agreements with SOCO pursuant to which Belco acquired or has the right to acquire a 50% interest in 87,321 net acres in the Wind River Basin of Wyoming and 110,859 net acres in the Big Horn Basin of Wyoming. Under such agreements, SOCO will be operator with the two initial wells expected to be spud on or before May 1, 1997.

     The Company expects to participate in a series of exploratory vertical wells in these Basins with UPR, SOCO and Yates serving as primary operators. These wells will target multiple formations, the most prevalent of which is the Frontier formation. If initial results are successful, these projects hold the potential for multi-well developmental drilling programs for the Company over the next several years.

Louisiana Austin Chalk Trend

     The Louisiana Austin Chalk Trend is an extension of the 200-mile long Austin Chalk Trend of Texas and represents a continuation of the Company's exploration and development activities using deep-well horizontal drilling technology. In December 1994, OXY USA announced the completion of a single lateral horizontal Austin Chalk discovery in the Masters Creek area of central Louisiana, approximately 200 miles east of the Company's activities in the Giddings Field.

     Since 1994, more than 2 million acres have been leased in the Louisiana Austin Chalk Trend by industry participants including Belco, UPR, Chesapeake, OXY USA and Sonat. At December 31, 1996, 23 rigs were drilling in the Louisiana Austin Chalk Trend, including two rigs operated by Belco. At year end 1996, Belco owned or had the right to acquire approximately 350,000 net acres in this trend. This large acreage position provides the Company with the opportunity to drill potentially in excess of 150 net horizontal Austin Chalk wells, assuming spacing units of approximately 1,920 acres and assuming continued drilling success by Belco and others in the Louisiana Austin Chalk Trend.

     In order to further development of its large acreage position, in December 1996 Belco entered into two AMIs with UPR covering approximately 93,000 combined net acres in Avoyelles, Evangeline, Rapides and St. Landry Parishes, and one AMI with OXY USA covering approximately 24,000 combined net acres in St. Landry Parish. These AMIs, which provide for a sharing of costs and benefits as well as operations in each such area, will allow Belco to expedite the exploration and development of its acreage position and gain the benefits of shared expertise with two leading industry partners and experienced horizontal players.

Central Michigan Basin.

     In June 1996, the Company entered into an exploration program with two private oil and gas companies pursuant to which the Company acquired a 35% interest in 220,000 net acres in the Central Basin of Michigan and obtained the option to acquire an additional undivided 15% of such acreage following the completion of a multi-well test program. By year-end 1996, Belco had accumulated interests, including the foregoing, in a total of approximately 395,000 gross and 145,000 net acres in this Basin.

     The initial objectives of this play are thin gas-bearing sands at depths ranging from approximately 8,000 to 10,000 feet. In addition, shallower oil zones are expected to be tested in the Company's 1997 drilling program.

     In the fourth quarter of 1996, the Company began operations on an initial seven-well test program covering different portions of this large acreage position, including six re-entries and one grass root wells. Each of these vertical wells will target one or more formations with long-lived reserves anticipated. As of March 1, 1997, two wells were completed, two wells were temporarily abandoned and three wells were in various stages of drilling or completion. While per well recoveries are expected to modest, lower well costs and higher natural gas prices in the area create the potential for overall attractive economics. The price of natural gas sold in this area has historically commanded a premium over NYMEX prices.

Gulf Coast

     In March 1996, the Company entered into an exploration agreement with Edge Petroleum Corporation pursuant to which the parties expect to jointly conduct a series of 3-D seismic programs covering potentially up to 750 square miles onshore in the Gulf Coast region of Texas. Under the program, Edge and the Company potentially initiated the first 50+ square mile 3-D seismic shoots targeting the shallower Frio formation and potentially larger reserves in the deeper Wilcox formation. Edge will be operator of any shallow zone wells drilled under the program and the Company will operate prospects targeting deeper zones. As of year end 1996, Belco and Edge had acquired seismic options on approximately 36,000 gross acres. Belco expects the seismic interpretation of the initial shoot to be complete in mid-1997 and the drilling of any identified Frio formation targets to commence soon thereafter.

     The Company utilized 3-D seismic technology to identify a series of exploratory drilling opportunities in the Vicksburg and Queen City formations in South Texas. As an example, the Company drilled the La Brisa #1 in Starr County, Texas in the fourth quarter of 1996 which had initial rates of production in excess of 10 MMcfe per day. The Company holds a 50% working interest in this exploratory well and its offset which was spudded in February 1997. Belco drilled a second 42.5% owned exploratory well targeting the Vicksburg formation which was a dry hole. Belco plans to commence drilling a Queen City exploratory well by the middle of 1997.

East Texas Cotton Valley Reef Play

     In December 1995 the Company acquired an interest in the East Texas Cotton Valley Reef Play. During 1996, the Company drilled one dry hole, conducted a 3-D seismic survey over a portion of the acreage and subsequently relinquished its interest in the prospect. The Company expended approximately $7.9 million on the East Texas Cotton Valley Reef Play.

COSTS INCURRED AND DRILLING RESULTS

Drilling Activity

     The following table sets forth the wells participated in by the Company during the periods indicated. In the table, "gross" refers to the total wells in which the Company has a working interest, and "net" refers to gross wells multiplied by the Company's working interest therein.

                                     Year Ended December 31
                                --------------------------------------------
                                    1996(1)          1995          1994
                               ---------------  --------------  ----------
                                Gross    Net     Gross    Net   Gross  Net
Development:
  Productive                    64.0(2) 23.0     84.0   24.0    82.0  21.0
     Non-productive              2.0     0.8      6.0    1.2     0.0   0.0
                                ----    ----    -----   ----    ----  ----
       Total                    66.0    23.8     90.0   25.2    82.0  21.0
                                ====   =====    =====   ====    ====  ====

Exploratory:
  Productive                    10.0     7.9      5.0    1.9     5.0   1.2
  Non-productive                 3.0     2.4      2.0    0.3     0.0   0.0
                                ----   -----     ----   ----    ----  ----
       Total                    13.0   10 .3      7.0    2.2     5.0   1.2
                                ====   =====     ====   ====    ====   ===
______________________

(1) Does not include 16.0 gross (8.9 net) wells being drilled at December 31, 1996. On February 28, 1997, the CompanY was participating in the drilling of 28 gross (14.8 net) wells.

(2) Includes three gross oil and gas wells with multiple completions. Multiple completions are counted only once for purposes of the above table.

Volumes, revenue, prices and production costs

   The following table sets forth certain information regarding the production volumes, revenue, average prices received and average production costs associated with the Company's sale of oil and natural gas for the periods indicated:
                                                  Year Ended December 31,
                                                 -------------------------
                                                   1996     1995     1994
                                                  ------   ------   ------

Net production:
 Oil (MBbl) . . . . . . . . . . . .                  794      961      691
 Gas (MMcf) . . . . . . . . . . .                 51,289   37,047   17,482
 Gas equivalent (MMcfe) . . . . .                 56,053   42,813   21,628

Oil and gas sales ($ in 000's):                 $113,743  $78,247  $40,912

Average sales price (Unhedged):
 Oil ($ per Bbl). . . . . . . . . .               $21.30   $17.35   $16.48
 Gas ($ per Mcf). . . . . . . . . .                $2.00    $1.42    $1.67
Costs ($ per Mcfe):
 Oil and gas operating expenses . .                $0.14    $0.14    $0.25
 General and administrative . . . .                $0.06    $0.06    $0.10
 Depreciation, depletion and amortization of oil
   and gas properties . . . . . . .                $0.73    $0.64    $0.65
____________________________

(1) Oil and gas sales for the fiscal years ended December 31, 1996, 1995 and 1994 includes ($5,967,000), $9,480,000 and $550,000, respectively, related to commodity price risk management activities.

Development, Exploration and Acquisition Expenditures

     The following table sets forth certain information regarding the costs incurred by the Company in itS development, exploration and acquisition activities during the periods indicated.

                                                   Year Ended December 31,
                                                 ---------------------------
                                                  1996       1995      1994
                                                 ------     ------    ------
                                                        (in thousands)

  Development costs                              $50,433   $54,451   $39,587
  Exploration costs                               17,444     2,382     1,727
  Acquisition costs:
     Unproved properties                          64,530    13,643    10,916
     Proved properties                             9,871      ----      ----
  Capitalized Interest                               434       911      ----
                                                --------   -------   -------
       Total                                    $142,712   $71,387   $52,230
                                                ========   =======   =======

ACREAGE

     The following table sets forth, as of December 31, 1996, the gross and net acres that the Company owns, controls or has the right to acquire interests in both developed and undeveloped acreage. Developed acreage refers to acreage within producing units and undeveloped acreage refers to acreage that has not been placed in producing units.

     "Gross" acres refers to the total number of acres in which the Company owns a working interest. "Net" acres refers to gross acres multiplied by the Company's fractional working interest.

                                          Developed         Undeveloped(1)
                                     -----------------    ------------------
                                       Gross      Net      Gross        Net
                                     --------  -------    --------   -------
  Texas:
   Giddings Field                     129,422   40,812    313,500    152,538
   Other                                  428      214      35,17    217,720
  Oklahoma:
   Golden Trend                        11,680    1,686      3,278        983
  Wyoming:
   Green River Basin                    - 0 -    - 0 -    553,001    150,435
   Moxa Arch Trend                     25,737   14,290     33,822     19,755
   Wind River Basin                     - 0 -    - 0 -     57,923     28,459
   Big Horn Basin                       - 0 -    - 0 -    119,034     55,431
  Louisiana:
   Austin Chalk Trend                     960      960    459,427    364,605
  Michigan:
   Central Basin                        - 0 -    - 0 -    395,023    144,847
  Denver-Julesburg Basin                - 0 -    - 0 -    217,811    131,032
                                      -------   ------  ---------   ---------
       Totals                         168,227   57,962  2,187,991   1,065,805
                                      =======   ======  =========   =========
_________________________

(1) Leases covering approximately half of the undeveloped acreage will expire within the next five years, however the Company expects to evaluate this acreage prior to its expiration. The Company's leases generally provide that the leases will continue past their primary terms if oil or gas in commercial quantities is being produced from a well on such leases.

PRODCUTIVE WELL SUMMARY

     The following table sets forth the Company's ownership in productive wells at December 31, 1996. Gross oil and gas wells include three with multiple completions. Wells with multiple completions are counted only once for purposes of the following table. Production from various formations in wells without multiple completions is commingled.

                                                        Productive Wells
                                                     -----------------------
                                                       Gross         Net
                                                    ----------   ----------
Gas. . . . . . . . . . . . . . . . . . . . .           386.0        105.9
Oil. . . . . . . . . . . . . . . . . . . . .            31.0         14.0
                                                       -----        -----
Total . . . . . . . . . . . . . . . . . . . .          417.0        119.9
                                                       =====        =====

MARKETING

     There are a variety of factors which affect the market for oil and natural gas, including the extent of domestic production and imports of oil and gas, the proximity and capacity of natural gas pipelines and other transportation facilities, demand for oil and gas, the marketing of competitive fuels and the effects of state and federal regulations of oil and gas production and sales. The Company has not experienced any difficulties in marketing its oil or gas. The oil and gas industry also competes with other industries in supplying the energy and fuel requirements of industrial, commercial and individual customers.

     Despite the measures taken by the Company to attempt to control price risk, the Company remains subject to price fluctuations for natural gas sold in the spot market due primarily to seasonality of demand and other factors beyond the Company's control. Domestic oil prices generally follow worldwide oil prices, which are subject to price fluctuations resulting from changes in world supply and demand.

PRODUCTION SALES CONTRACTS

     In Texas, Louisiana and Oklahoma, the Company sells its gas to purchasers under percentage of proceeds or index-based contracts. Under the percentage of proceeds contract, the Company receives a fixed percentage of the resale price received by the purchaser for sales of residue gas and natural gas liquids recovered after gathering and processing the Company's gas. The Company receives between 85% and 92% of the proceeds from residue gas sales and from 85% to 90% of the proceeds from natural gas liquids sales received by the Company's purchasers when the products are resold. The residue gas and natural gas liquids sold by these purchasers are sold primarily based on spot market prices. The revenue received by the Company from the sale of natural gas liquids is included in natural gas sales. Under indexed-based contracts, the Company receives for its gas at the wellhead a price per MMBtu tied to indexes published in Inside FERC or Gas Daily, subject in most cases to a discount to the relevant index in lieu of a gathering fee.

     In Wyoming, the Company sells all of its natural gas, natural gas liquids and condensate from its Moxa Arch Wells under a market sensitive long term sales contract with Amoco Energy Trading Corporation (the "Amoco Gas Contract"). The price payable to the Company under the Amoco Gas Contract for the gas is the Northwest Pipeline Rocky Mountain Index, plus $0.03 per MMBtu, less fuel charges and gathering fees and adjusted for Btu content. The Amoco Gas Contract expires on January 1, 1999. The Amoco Gas Contract can be extended by the Company for an additional three year term.

     All of the Company's current Wyoming oil and condensate production is sold at market related prices pursuant to an option held by Amoco.

     The Company's Moxa Arch wells are subject to various gathering agreements with third parties including, as to wells drilled under the Amoco Farmout Agreement in the Wilson Ranch, Seven Mile Gulch and Bruff areas, a Gas Gathering and Processing Agreement dated March 20, 1992 with Northwest Pipeline. Gathering fees under this agreement are presently $0.065 per MMBtu, subject to indexed escalation, and fuel charges of 0.5%. Gathering fees and fuel charges in the Cow Hollow/Shute Creek areas are similar to those under the Amoco Gas Contract.

     All of the Company's Texas, Louisiana and Oklahoma oil production is sold under market sensitive or spot price contracts to various purchasers.

     Sales to individual customers constituting 10% or more of total oil and gas sales in 1996 were made to Aquila Southwest Pipeline (37%), GPM Gas Corporation (31%) and Amoco Gas Trading Corp. (10%).

     Management believes that the loss of any of the above customers would not have a material adverse effect on the Company's results of operations or its financial position.

PRICE RISK MANAGEMENT TRANSACTIONS

Commodity Price Risk Management

     With the objective of achieving more predictable revenues and cash flows and reducing the exposure to fluctuations in gas and oil prices, the Company has entered into price risk management transactions of various types with respect to both natural gas and oil, as described below. While the use of these arrangements limits the downside risk of adverse price movements, it may also limit future revenues from favorable price movements. The Company had entered into price risk management transactions with respect to a substantial portion of its production for 1996 and with respect to lesser portions of its estimated production for 1997 and 1998 and significantly less for 1999. The Company continues to evaluate whether to enter into additional such transactions for 1997 and future years. In addition, the Company may determine from time to time to terminate its then existing hedging and other risk management positions.

     All of the Company's price risk management transactions are carried out in the over-the-counter market and not on the NYMEX, with financial counterparties having at least an investment grade credit rating. All of these transactions provide solely for financial settlements relating to closing prices on the NYMEX.

     The following is a summary of the types of price risk management transactions in effect as of December 31, 1996.

     Swaps. Since all of the Company's natural gas and oil is sold on "floating" or market related prices, the Company has entered into financial swap transactions which convert a floating price into a fixed price for a future month. For any particular swap transaction, the counterparty is required to make a payment to the Company in the event that the NYMEX Reference Price for any settlement period is less than the swap price for such hedge, and the Company is required to make a payment to the counterparty in the event that the NYMEX Reference Price for any settlement period is greater than the swap price for such hedge.

     Reverse Swaps. When the Company determines it desires to reduce the amount of swaps because of an assumed favorable outlook for prices it enters into a reverse swap. Under such a transaction the role of the Company and the role of the counterparty are reversed.

     Collars. A collar provides for an average floor price and an average ceiling price. For any particular collar transaction, the counterparty is required to make a payment to the Company if the average NYMEX Reference Price for the reference period is below the floor price for such transaction, and the Company is required to make payment to the counterparty if the average NYMEX Reference Price is above the ceiling price for such transaction.

     Options, Puts and Straddles. When the Company believes that it receives a sufficiently high cash premium (or other consideration) for granting the counterparty a call or put option, it will enter into such a transaction. If the Company's estimate of future price movement is correct then it will retain the cash premium (or other benefit). If markets move against the Company, the cost can be a multiple of the benefit received, e.g., if the Company sold a $23 call on oil for $.40 a barrel for a given month and the price for that month averaged $25 a barrel, it would lose $1.60 a barrel ($2.00 minus $.40 = $1.60). But if oil averaged $22 a barrel, it would keep the $.40. Since the Company believes it can be highly profitable at $23.40 a barrel, it regards this as a prudent transaction under certain circumstances provided that the Company always has more physical production for the periods involved than its related aggregate risk management transactions. The transactions described in this paragraph are required to be marked to market as to the value of these transactions on the last day of the accounting period to which such statement relates.

     Basis Swaps. Since a substantial portion of the Company's natural gas is sold under spot contracts with reference to Houston Ship Channel prices and the Company's price risk management transactions are based on the NYMEX Reference Price relating to gas delivered to Henry Hub, Louisiana, the Company has entered into basis swaps that require the counterparty to make a payment to the Company in the event that the average NYMEX Reference Price per MMBtu for gas delivered to Henry Hub, Louisiana for a reference period exceeds the average price for MMBtu for gas delivered at the Houston Ship Channel for such reference period by more than a stated differential, and requires the Company to make a payment to the counterparty in the event that the NYMEX Reference

Price for Henry Hub exceeds the price for Houston Ship Channel gas by less than the stated differential (or in the event that the Houston Ship Channel price exceeds the Henry Hub price). The Company also sells Wyoming gas at prices based on the Northwest Pipeline Rocky Mountain Index (an index of prices for gas delivered at various delivery points on the Northwest Pipeline in the Northern Rocky Mountain area) and has entered into basis swaps that requires the counterparty to make a payment to the Company in the event that the average NYMEX Reference Price per MMBtu for gas delivered at Henry Hub, Louisiana for a reference period exceeds the stated differential or to have the Company pay to the counterparty if it is less than the stated differential.

     The result of all of these transactions with respect to 1996 and the open positions for both natural gas and oil with respect to future years (primarily 1997 and 1998) are set forth in detail in Footnote 6 to the Consolidated Financial Statements.

     Certain of the Company's price risk management transactions were previously covered by guarantees of, and certain other collateral from Robert
A. Belfer. Subsequent to the Initial Public Offering, all such guarantees have been terminated and all such collateral has been returned.

TEXAS SEVERANCE TAX ABATEMENT

     Production from natural gas wells that have been certified as tight formations or deep wells by the Texas Railroad Commission ("high cost gas wells") and that were spudded or completed during the period from June 16, 1989 to September 1, 1996 qualify for an exemption from the 7.5% severance tax in Texas on natural gas and natural gas liquids produced by such wells prior to August 31, 2001. The natural gas production from wells drilled on certain of the Company's properties in the Austin Chalk area qualify for this tax exemption. In addition, high cost gas wells that are spudded or completed during the period from September 1, 1996 to August 31, 2002 are entitled to receive a severance tax reduction upon obtaining a high cost gas certification from the Texas Railroad Commission within 180 days after first production.
The tax reduction is based on a formula composed of the statewide "median" (as determined by the State of Texas from producer reports) and the producer's actual drilling and completion costs. More expensive wells will receive a greater amount of tax credit. This tax rate reduction remains in effect for 10 years or until the aggregate tax credits received equal 50% of the total drilling and completion costs.

LOUISIANA SEVERANCE TAX ABATEMENT

     A five-year exemption from severance tax applies to production from oil and gas wells that are returned to service after having been inactive for two or more years or having 30 days or less of production during the past two years. An application must be made to the Louisiana Department of Natural Resources before commencement of production during the period beginning July 31, 1994, and ending June 30, 1998. Upon certification, the five-year exemption period begins from the date of the application.

     All severance tax is suspended for 24 months or until payout of the well cost is achieved, whichever occurs first, on any horizontally drilled well or recompletion well from which production commences after July 31, 1994. The term "horizontal drilling" means high angle drilling of bore holes with 50 to 3,000 plus feet of lateral penetration through productive reservoirs, and "horizontal recompletion" means horizontal drilling in an existing well bore.

     Production of natural gas, gas condensate, and oil from any well drilled to a true vertical depth of more than 15,000 feet and where production starts after July 31, 1994, is exempt from severance tax for 24 months or until payout of the well cost, whichever occurs first. The exemption applies to production from any depth in the wellbore.

     Currently, the Louisiana severance tax rate on oil is 12.5% of gross value and the severance tax on gas is 7.7 cents per Mcf. Only one of the severance tax exemptions discussed above may be taken on a particular well. The Company anticipates that a substantial portion of its current and future Louisiana wells will qualify for one of the two exemptions discussed above.

SECTION 29 TAX CREDIT

     The natural gas production from wells drilled on certain of the Company's properties in the Moxa Arch Trend and Golden Trend Field qualifies for the
Section 29 Tax Credit. The Section 29 Tax Credit is an income tax credit against regular federal income tax liability with respect to sales of the Company's production of natural gas produced from tight gas sand formations, subject to a number of limitations. Fuels qualifying for the Section 29 Tax Credit must be produced from a well drilled or a facility placed in service after November 5, 1990 and before January 1, 1993, and be sold before January 1, 2003.

     The basic credit, which is currently approximately $0.52 per MMBtu of natural gas produced from tight sand reservoirs and approximately $1.03 per MMBtu of natural gas produced from Devonian Shale, is computed by reference to the price of crude oil and is phased out as the price of oil exceeds $23.50 in 1979 dollars (as adjusted for inflation) with complete phaseout if such price exceeds $29.50 in 1979 dollars (as adjusted for inflation). Under this formula, the commencement of phaseout would be triggered if the average price for crude oil rose above approximately $45 per Bbl in current dollars. The Company generated approximately $0.9 million of Section 29 Tax Credits in 1996. The Section 29 Tax Credit may not be credited against the alternative minimum tax, but under certain circumstances may be carried over and applied against regular tax liability in future years. Therefore, no assurances can be given that the Company's Section 29 Tax Credits will reduce its federal income tax liability in any particular year.

REGULATION

     The oil and gas industry is extensively regulated by federal, state and local authorities. In particular, oil and gas production operations and economics are affected by price controls, environmental protection statutes and regulations, tax statutes and other laws relating to the petroleum industry, as well as changes in such laws, changing administrative regulations and the interpretations and application of such laws, rules and regulations. In October 1992, comprehensive national energy legislation was enacted which focuses on electric power, renewable energy sources and conservation. The legislation, among other things, guarantees equal treatment of domestic and imported natural gas supplies, mandates expanded use of natural gas and other alternative fuel vehicles, funds natural gas research and development, permits continued offshore drilling and use of natural gas for electric generation and adopts various conservation measures designed to reduce consumption of imported oil. The legislation may be viewed as generally intended to encourage the development and use of natural gas which is the Company's principal product. Oil and gas industry legislation and agency regulation are under constant review for amendment and expansion for a variety of political, economic and other reasons.

     Regulation of Natural Gas and Oil Exploration and Production. The Company's operations are subject to various types of regulation at the federal, state and local levels. Such regulation includes requiring permits for the drilling of wells, maintaining bonding requirements in order to drill or operate wells and regulating the location of wells, the method of drilling and casing wells, the surface use and restoration of properties upon which wells are drilled in, the plugging and abandoning of wells and the disposal of fluids used in connection with operations. The Company's operations are also subject to various conservation laws and regulations. These include the regulation of the size of drilling and spacing units or proration units and the density of wells which may be drilled in and the unitization or pooling of oil and gas properties. In this regard, some states (such as Oklahoma) allow the forced pooling or integration of tracts to facilitate exploration while other states (such as Texas) rely on voluntary pooling of lands and leases.
In areas where pooling is voluntary, it may be more difficult to form units and, therefore, more difficult to develop a project if the operator owns less than 100% of the leasehold. In addition, state conservation laws establish maximum rates of production from oil and gas wells, generally prohibit the venting or flaring of gas and impose certain requirements regarding the ratability of production. The effect of these regulations may limit the amount of oil and gas the Company can produce from its wells and may limit the number of wells or the locations at which the Company can drill. The regulatory burden on the oil and gas industry increases the Company's costs of doing business and, consequently, affects its profitability. Inasmuch as such laws and regulations are frequently expanded, amended or reinterpreted, the Company is unable to predict the future cost or impact of complying with such regulations.

     Natural Gas and Oil Marketing and Transportation. Historically, the transportation and sale for resale of natural gas in interstate commerce have been regulated pursuant to the Natural Gas Act of 1938, the Natural Gas Policy Act of 1978 (the "NGPA"), and the regulations promulgated thereunder by the Federal Energy Regulatory Commission (the "FERC"). In the past, the federal government has regulated the wellhead price of natural gas. While sales by producers of natural gas, and all sales of crude oil, condensate and natural gas liquids, can currently be made at uncontrolled market prices, Congress could reenact price controls in the future. Deregulation of wellhead sales in the natural gas industry began with the enactment of the NGPA. In 1989, the Natural Gas Wellhead Decontrol Act was enacted. This act amended the NGPA to remove wellhead price controls on all domestic natural gas as of January 1, 1993.

     Several major regulatory changes have been implemented by the FERC from 1985 to the present that affect the economics of natural gas production, transportation and sales. In addition, the FERC continues to promulgate revisions to various aspects of the rules and regulations affecting those segments of the natural gas industry, most notably interstate natural gas transmission companies, which remain subject to the FERC's jurisdiction. These initiatives may also affect the intrastate transportation of gas under certain circumstances. The stated purposes of many of these regulatory changes is to promote competition among the various sectors of the gas industry. The ultimate impact of these complex and overlapping rules and regulations, many of which are repeatedly subjected to judicial challenge and interpretation, cannot be predicted.

     Commencing in April 1992, the FERC issued Order Nos. 636, 636-A, 636-B and 636-C (collectively, "Order No. 636"), which, among other things, require interstate pipelines to "restructure" to provide transportation separate or "unbundled" from the pipelines' sales of gas. Also, Order No. 636 requires pipelines to provide open-access transportation on a basis that is equal for all gas supplies. Order No. 636 has been implemented through negotiated settlements in individual pipeline service restructuring proceedings. In many instances, the result of the Order No. 636 and related initiatives have been to substantially reduce or bring to an end the interstate pipelines' traditional roles as wholesalers of natural gas in favor of providing only storage and transportation services.

     Although Order No. 636 does not directly regulate natural gas producers such as the Company, the FERC has stated that Order No. 636 is intended to foster increased competition within all phases of the natural gas industry.
It is unclear what impact, if any, increased competition within the natural gas industry under Order No. 636 will have on the Company and its natural gas marketing efforts. In addition, Order 636 and subsequent FERC orders issued in individual pipeline restructuring proceedings have been the subject of appeals, the results of which have generally supported the FERC's open-access policy. Last year, the United States Court of Appeals for the District of Columbia Circuit largely upheld Order No. 636. Because further review of certain of these orders is still possible and other appeals remain pending, it is difficult to predict the ultimate impact of the orders on the Company and its production efforts. Although Order No. 636, assuming it is upheld in its entirety in its current form, could provide the Company with additional market access and more fairly applied transportation service rates, terms and conditions, it could also subject the Company to more restrictive pipeline imbalance tolerances and greater penalties for violations of those tolerances. The Company does not believe, however, that it will be affected by any action taken with respect to Order No. 636 materially differently than other natural gas producers and marketers with which it competes.

     The FERC has announced several important transportation-related policy statements and proposed rule changes, including the appropriate manner in which interstate pipelines release capacity under Order No. 636 and, more recently, the price which shippers can charge for their released capacity. In addition, in 1995, FERC issued a policy statement on how interstate natural gas pipelines can recover the costs of new pipeline facilities. In January 1996, the FERC issued a policy statement and a request for comments concerning alternatives to its traditional cost-of-service ratemaking methodology. A number of pipelines have obtained FERC authorization to charge negotiated rates as one such alternative. While any additional FERC action on these matters would affect the Company only indirectly, these policy statements and proposed rule changes are intended to further enhance competition in natural gas markets. The Company cannot predict what action the FERC will take on these matters, nor can it predict whether the FERC's actions will achieve its stated goal of increasing competition in natural gas markets. However, the Company does not believe that it will be treated materially differently than other natural gas producers and marketers with which it competes.

     Commencing in October 1993, the FERC issued a series of rules (Order Nos. 561 and 561-A) establishing an indexing system under which oil pipelines will be able to change their transportation rates, subject to prescribed ceiling levels. The indexing system, which allows or may require pipelines to make rate changes to track changes in the Producer Price Index for Finished Goods, minus one percent, became effective January 1, 1995. The Company is not able at this time to predict the effects of Order Nos. 561 and 561-A, if any, on the transportation costs associated with oil production from the Company's oil producing operations.

     Certain operations the Company conducts are on federal oil and gas leases, which the Minerals Management Services ("MMS") administers. The MMS issues such leases through competitive bidding. These leases contain relatively standardized terms and require compliance with detailed MMS regulations and orders. In addition to permits required from other agencies (such as the Environmental Protection Agency), lessees must obtain a permit from the MMS prior to the commencement of drilling. The MMS has promulgated regulations implementing restrictions on various production-related activities, including restricting the flaring or venting of natural gas. In addition, the MMS recently amended its regulations to prohibit the flaring of liquid hydrocarbons (including oil) without prior authorization. Finally, the MMS is conducting an inquiry into certain contract agreements from which producers on MMS leases have received settlement proceeds that are royalty bearing and the extent to which producers have paid the appropriate royalties on those proceeds. The Company believes that this inquiry will not have a material impact on its financial condition, liquidity or results of operations.

     Under certain circumstances, the MMS may require any Company operations on federal leases to be suspended or terminated. Any such suspension or termination could materially and adversely affect the Company's financial condition and operations.

     The MMS has issued a notice of proposed rulemaking in which it proposes to amend its regulations governing the calculation of royalties and the valuation of natural gas produced form federal leases. The principle feature in the amendments, as proposed, would establish an alternative market-index based method to calculate royalties on certain natural gas production sold to affiliates or pursuant to non-arm's length sales contracts. The MMS has proposed this rulemaking to facilitate royalty valuation in light of changes in the gas marketing environment. The Company cannot predict what action the MMS will take on this matter, nor can it predict at this stage of the rulemaking proceeding how the Company might be affected by this amendment to the MMS' regulations.

     The MMS has also issued a notice of proposed rulemaking in which it proposes to amend its regulations governing the calculation of royalties and the valuation of crude oil produced from federal leases. This proposed rule would modify the valuation procedures for both arm's length and non-arm's length crude oil transactions to decrease reliance on oil posted prices and assign a value to crude oil that better reflects market value, establish a new MMS form for collecting value differential data, and amend the valuation procedure for the sale of federal royalty oil. The Company cannot predict what action the MMS will take on this matter, nor can it predict at this stage of the rulemaking proceeding how the company might be affected by this amendment to the MMS' regulations.

     Additional proposals and proceedings that might affect the oil and gas industry are pending before the FERC and the courts. The Company cannot predict when or whether any such proposals may become effective. In the past, the natural gas industry has been heavily regulated. There is no assurance that the regulatory approach currently pursued by the FERC will continue indefinitely. Notwithstanding the foregoing, the Company does not anticipate that compliance with existing federal, state, and local laws, rules, and regulations will have a material or significantly adverse effect upon the capital expenditures, earnings, or competitive position of the Company.

     Environmental Regulation. Activities of the Company with respect to the exploration, development and production of oil and natural gas are subject to stringent environmental regulation by local, state and federal authorities including the Environmental Protection Agency ("EPA"). Such regulation has increased the cost of planning, designing, drilling, operating and, in many instances, abandoning wells. In most instances, the regulatory requirements relate to the handling and disposal of drilling and production waste products and waste created by water and air pollution control procedures. Although the Company believes that compliance with environmental regulations will not have a material adverse effect on operations or earnings, risks of substantial costs and liabilities are inherent in oil and gas operations, and there can be no assurance that significant costs and liabilities, including criminal penalties, will not be incurred. Moreover, it is possible that other developments, such as stricter environmental laws and regulations or claims for damages to property or persons resulting from the Company's operations, could result in substantial costs and liabilities.

     The Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), also known as the "Superfund" law, and similar state laws impose liability, without regard to fault or the legality of the original conduct, on certain classes of persons with respect to the release of a "hazardous substance" into the environment. These persons include current and former owners and operators of the facility or site where the release occurred and the companies that disposed or arranged for the disposal of the hazardous substances released at the site. Persons who are or were responsible for releases of hazardous substances under CERCLA or similar state laws may be subject to joint and several liability for the costs of cleaning up the hazardous substances that have been released into the environment and for damages to natural resources, and it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the hazardous substances released into the environment.

     The Company generates wastes, including hazardous wastes, that are subject to regulation under the federal Resource Conservation and Recovery Act ("RCRA") and comparable state statutes. Under RCRA, the EPA and various state agencies have established extensive regulations pertaining to the generation, transportation, storage, treatment and disposal of hazardous and nonhazardous wastes. Furthermore, certain wastes generated by the Company's oil and natural gas operations that are currently exempt from treatment as "hazardous wastes" may in the future be designated as "hazardous wastes," and therefore be subject to more rigorous and costly operating and disposal requirements.

     The Company currently owns or leases, and has in the past owned or leased, numerous properties that for many years have been used for the exploration and production of oil and gas. Although the Company has utilized operating and disposal practices that were standard in the industry at the time, hydrocarbons or other wastes may have been disposed of or released on or under the properties owned or leased by the Company or on or under other locations where such wastes have been taken for disposal. In addition, many of these properties have been operated by third parties whose treatment and disposal or release of hydrocarbons or other wastes was not under the Company's control. These properties and the wastes disposed thereon may be subject to CERCLA, RCRA and analogous state laws. Under such laws, the Company could be required to remove or remediate previously disposed wastes (including wastes disposed of or released by prior owners or operators) or property contamination (including groundwater contamination) or to perform remedial plugging operations to prevent future contamination.

     The Company's operations are subject to the Clean Air Act ("CAA") and comparable state and local requirements. Amendments to the CAA were adopted in 1990 and contain provisions that may result in the gradual imposition of certain pollution control requirements with respect to air emissions from the operations of the Company. The EPA and states have been developing regulations to implement these requirements. The Company may be required to incur certain capital expenditures in the next several years for air pollution control equipment in connection with maintaining or obtaining operating permits and approvals addressing other air emission-related issues. However, the Company does not believe its operations will be materially adversely affected by any such requirements.

     The Oil Pollution Act of 1990 ("OPA") amends certain provisions of the federal Water Pollution Control Act of 1972, commonly referred to as the Clean Water Act ("CWA") and other statutes as they pertain to the prevention of and response to oil spills into navigable waters. The OPA subjects owners and operators of facilities to strict joint and several liability for all containment and cleanup costs and certain other public and private damages arising from a spill, including, but not limited to, the costs of responding to a release of oil to surface waters. OPA establishes a liability limit for onshore facilities of $350 million and, for offshore facilities, all removal costs plus $75 million, however a party cannot take advantage of liability limits if the spill is caused by gross negligence or willful misconduct or resulted from a violation of a federal safety, construction or operating regulation. If a party fails to report a spill or cooperate in the cleanup, liability limits likewise do not apply. The Company may, under recent amendments to OPA, also be required to demonstrate financial responsibility for up to $10 million in environmental cleanup and restoration costs. The Company expects that financial responsibility could be established through insurance, guaranty, indemnity, surety bond, letter of credit, qualification as a self-insurer or a combination thereof. Although the Company cannot predict the final form of the financial responsibility rule that may be adopted under the recent OPA amendments, the impact of the rule is not expected to be any more burdensome to the Company than it will be to other similarly situated companies involved in oil and gas exploration and production activities. The CWA provides penalties for any discharges of petroleum product in reportable quantities and imposes substantial liability for the costs of removing a spill. State laws for the control of water pollution also provide varying civil and criminal penalties and liabilities in the case of releases of petroleum or its derivatives into surface waters or into the ground. Federal regulations under the CWA and OPA require certain owners or operators of facilities that store or otherwise handle oil, such as the Company, to prepare and implement spill prevention, control and countermeasure plans and facility response plans relating to the possible discharge of oil into surface waters. In addition, the CWA and analogous state laws require permits to be obtained to authorize discharges into surface waters or to construct facilities in wetland areas. With respect to certain of its operations, the Company is required to maintain such permits or meet general permit requirements. In 1992, the EPA adopted regulations concerning discharges of storm water runoff. This program requires covered facilities to obtain individual permits, participate in a group permit or seek coverage under an EPA general permit. The Company believes that it is in substantial compliance with the requirements of the CWA and OPA and that any non-compliance would not have a material effect on the Company.

     In April of 1994, the Bureau of Land Management directed that an environmental impact study ("EIS") be performed along a portion of the Moxa Arch area of Wyoming. The final EIS was completed in June of 1996. In March of 1997, the BLM issued its record of decision relating to this EIS. During the pendency of the EIS and record of decision, regulatory approval to drill wells in the affected area was difficult to obtain. The BLM's record of decision authorized the drilling of approximately 700 natural gas wells in the Moxa Arch, subject to review of certain air quality components. The Company believes that drilling activity will now resume, albeit subject to the record of decision.

TITLE TO PROPERTIES

     Title to properties is subject to royalty, overriding royalty, carried, net profits, working and other similar interests and contractual arrangements customary in the oil and gas industry, to liens for current taxes not yet due and to other encumbrances. As is customary in the industry in the case of undeveloped properties, little investigation of record title is made at the time of acquisition (other than a preliminary review of local records). Investigations, including a title opinion of local counsel, are generally made before commencement of drilling operations. To the extent title opinions or other investigations reflect title defects, the Company, rather than the seller of the undeveloped property, is typically responsible to cure any such title defects at its expense. If the Company were unable to remedy or cure title defect of a nature such that it would not be prudent to commence drilling operations on the property, the Company could suffer a loss of its entire investment in the property. From time to time the Company's title to oil and gas properties is challenged through legal proceedings. Under the terms of certain of the Company's joint development, participation and farmout agreements, the Company's interest (other than interests acquired through holding of leasehold interests prior to spudding of the well) in each well is conveyed to the Company upon the successful completion of the well or satisfaction of other conditions.

EMPLOYEES

     As of March 3, 1997, the Company had 67 full time employees, none of whom is represented by organized labor unions. The Company considers its employee relations to be good.

OFFICE AND EQUIPMENT

     The Company maintains its executive offices at 767 Fifth Avenue, New York, New York. The Company pays Robert A. Belfer a fee of $250,000 per annum for office space and services provided through such office. This fee is indexed to the consumer price index. The fee is based on the actual cost of such office space pro-rated to the amount utilized in Company operations. The Company believes the fee compares favorably to the terms which might have been available from a non-affiliated party. The Company currently has 21 months remaining on a lease covering 14,500 square feet of office space in Houston, Texas. The lease contains two two-year renewal options. The Company also owns a property in Granger, Wyoming consisting of a metal building and associated four acres, used by Belco as a production office and yard. The Company also maintains an inventory of field equipment and materials including tubular goods, compressors, pumping units and field vehicles.

FORWARD-LOOKING INFORMATION AND RISK FACTORS

     Certain of the statements set forth under "Item 1 - Business", "Item 2 - Properties" and "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Form 10-K, such as the statements regarding planned capital expenditures, the availability of capital resources to fund capital expenditures, estimates of proved reserves and the number of anticipated wells to be drilled in 1997 and thereafter, are forward-looking and are based upon the Company's current belief and assumptions as to the outcome and timing of such future events. There are numerous risks and uncertainties that can affect the outcome and timing of such events, including many factors beyond the control of the Company. These factors include, but are not limited to, the matters described below. Should one or more of these risks, uncertainties or other factors materialize, or should underlying beliefs and assumptions prove incorrect, the Company's actual results and plans for 1997 and beyond could differ materially from those expressed in the forward-looking statements.

     Volatility of Oil and Gas Prices. The Company's future revenue, profitability and rate of growth are substantially dependent upon the prevailing prices of, and the demand for, oil and natural gas. Prices for oil and natural gas are subject to wide fluctuation due to changes in the supply of and demand for such commodities, market uncertainty, and a variety of additional factors that are beyond the control of the Company, such as various economic, political and regulatory developments, and competition from other sources of energy.

     Uncertainty of Estimates of Oil and Gas Reserves. Estimating quantities of reserves and future net cash flows is not an exact science. There are numerous uncertainties inherent in estimating quantities of proved oil and gas reserves, including many factors beyond the control of the Company. This Form 10-K contains estimates of the proved oil and gas reserves of the Company and the estimated future net cash flows therefrom. Such estimates rely upon various assumptions, including those prescribed by the Securities and Exchange Commission, such as future oil and gas prices, drilling and operating expenses, capital expenditures, taxes and availability of funds. The present value of future net cash flows referred to in this Form 10-K should not be construed as the current market value of the estimated oil and gas reserves attributable to the Company's properties. The process of estimating oil and gas reserves is complex, requiring significant decisions and assumptions in the evaluation of available geological, engineering and economic data for each reservoir. As a result, any such estimate is inherently an imprecise estimation of reserve quantities and estimated future net revenue therefrom. Actual future production, revenue, taxes, development expenditures, operating expenses and quantities of recoverable oil and gas reserves will vary from those assumed in the estimate.

     Any significant variance from the assumptions could materially affect the quantity and value of the Company's reserves as compared to the estimates set forth in this Form 10-K. The Company's production operations may be curtailed or suspended as a result of governmental requirements or price controls, mechanical difficulties or other circumstances beyond the control of the Company. The Company's properties may also be susceptible to hydrocarbon drainage from production by other operators on adjacent properties. In addition, these reserves may be subject to downward or upward revision based upon production history, results of future exploration and development, prevailing oil and gas prices and other factors.

     Need for Development and Acquisition of Additional Reserves. The Company's future success, as is generally the case in the industry, depends upon its ability to find, develop or acquire additional oil and gas reserves that are economically recoverable. Unless the Company conducts successful exploration, development and exploitation activities on properties it currently owns or acquires in the future or acquires additional properties containing proved reserves, the Company's proved reserves will naturally decline. The successful acquisition of producing properties requires an assessment of recoverable reserves, future oil and gas prices and operating costs, potential environmental and other liabilities, title issues and other factors. Such assessments are necessarily inexact and their accuracy is inherently uncertain.

     There can be no assurance that the Company's exploration and development projects will result in significant additional reserves being found or that the Company will have success drilling productive wells at economically viable costs. Furthermore, while the Company's revenues may increase if prevailing oil and gas prices increase, the Company's finding costs for additional reserves could also increase.

     The Company intends to make substantial capital expenditures for the acquisition, exploration, development and production of its oil and natural gas reserves. While the Company believes that cash flow from operations and borrowings under the Company's existing bank credit facility should provide the Company with sufficient funds for its planned activities through the end of 1997, additional debt or equity financing may be desirable or required prior to such time or thereafter to fund further exploration, exploitation and development activities or future property acquisitions. No assurances can be given as to the availability or terms of any such additional financing that may be required or that financing will continue to be available to the Company. If such financing is not available, the Company's exploration, exploitation and development activities and future property acquisitions may be curtailed.

     Risks of Hedging Transactions. In order to manage its exposure to price risks in the marketing of its oil and natural gas, the Company has in the past and expects to continue to enter into oil and natural gas price hedging arrangements with respect to a portion of its expected production. These arrangements may include futures contracts on the New York Mercantile Exchange ("NYMEX"), fixed price delivery contracts and financial swaps. While intended to reduce the effects of volatility of the price of oil and natural gas, such transactions may limit potential gains by the Company if oil and natural gas prices were to rise substantially over the price established by the hedge. In addition, the Company engages in certain price risk management transactions which are required to be marked-to-market in connection with the Company's financial reporting. Such hedging and price risk management transactions may expose the Company to the risk of financial loss in certain circumstances, including instances in which (i) production is less than expected, (ii) if there is a widening of price differentials between delivery points for the Company's production and the delivery point assumed in the hedging arrangement, (iii) the counterparties to the Company's future contracts fail to perform the contract, or (iv) a sudden, unexpected event materially impacts oil or natural gas prices.

     Reliance on Key Personnel. The Company is dependent upon Robert A. Belfer, the Company's Chairman, President and Chief Executive Officer, and certain of its other executive officers. The unexpected loss of the services of one or more of these individuals could have a detrimental effect on the Company.

     Control by Certain Stockholders. Robert A. Belfer, his spouse, his children, his sisters, their spouses, their children and trusts for their children and grandchildren own approximately 76.4% of the outstanding shares of Common Stock. As a result, such stockholders will be able to effectively control the outcome of certain matters requiring a stockholder vote, including the election of directors. Such ownership of Common Stock may have the effect of delaying, deferring or preventing a change of control of the Company and may adversely affect the voting and other rights of other stockholders.

     Certain Potential Conflicts of Interests. Robert A. Belfer is a director of Enron Corp. ("Enron"). Enron, primarily through its majority owned subsidiary, Enron Oil & Gas Company ("EOG"), is involved in the exploration, development and production of oil and gas. Mr. Belfer is not a director of EOG. While the Company's activities have not historically overlapped with the activities of Enron or EOG, the Company may in the future compete for certain opportunities with Enron or EOG. To the extent any conflict from such future competition may arise, Mr. Belfer intends to excuse himself from participating in any decisions of the Board of Directors of Enron related to such opportunities.

     Marketability of Production. The marketability of the Company's production depends upon the availability and capacity of gas gathering systems, pipelines and processing facilities, and the unavailability or lack of capacity thereof could result in the shut-in of producing wells or the delay or discontinuance of development plans for properties. In addition, Federal and state regulation of oil and gas production and transportation, general economic conditions and changes in supply and demand could adversely affect the Company's ability to produce and market its oil and natural gas on a profitable basis.

     Competition. The Company operates in a highly competitive environment. The Company competes with major and independent oil and gas companies for the acquisition of desirable oil and gas properties, as well as the equipment and labor required to develop and operate such properties. The Company also competes with major and independent oil and gas companies in the marketing and sale of oil and natural gas to marketers and end-users. Many of these competitors have financial and other resources substantially greater than those of the Company.

     Drilling Risks. Drilling involves numerous risks, including the risk that no commercially productive oil or gas reservoirs will be encountered.
The cost of drilling and completing wells is often uncertain, and drilling operations may be curtailed, delayed or canceled as a result of a variety of factors, including unexpected drilling conditions, pressure or irregularities in formations, equipment failures or accidents, weather conditions, and shortages or delays in the delivery of equipment. There can be no assurance as to the success of the Company's future drilling activities. The Company, and the industry in general, has experienced higher demand for drilling rigs and related products and services since early 1996. As a result, the Company has experienced delays in obtaining drilling rigs and higher drilling costs in general. The Company does not believe that this increased demand or higher costs will have a significant impact on the Company's profitability or its planned drilling activities.

     Operating Hazards. The oil and gas business involves a variety of operating risks, including the risk of fire, explosions, blow-outs, pipe failure, abnormally pressured formations and environmental hazards such as oil spills, gas leaks, ruptures or discharges of toxic gases, the occurrence of any of which could result in substantial losses to the Company due to injury or loss of life, severe damage to or destruction of property, natural resources and equipment, pollution or other environmental damage, clean-up responsibilities, regulatory investigation and penalties, and suspension of operations. In accordance with customary industry practice, the Company maintains insurance against some, but not all, of the risks described above. There can be no assurance that any insurance obtained by the Company will be adequate to cover any losses or liabilities. The Company cannot predict the continued availability of insurance or the availability of insurance at premium levels that justify its purchase.

     Compliance with Governmental Regulations. Oil and gas operations are subject to various federal, state and local governmental regulations which may be changed from time to time in response to economic or political conditions. Matters subject to regulation include discharge permits for drilling operations, drilling and abandonment bonds or other financial responsibility requirements, reports concerning operations, the spacing of wells, unitization and pooling of properties and taxation. From time to time, regulatory agencies have imposed price controls and limitations on production by restricting the rate of flow of oil and gas wells below actual production capacity in order to conserve supplies of oil and gas. In addition, the production, handling, storage, transportation and disposal of oil and gas, by-products thereof and other substances and materials produced or used in connection with oil and gas operations are subject to regulation under federal, state and local laws and regulations primarily relating to protection of human health and the environment. These laws and regulations have continually imposed increasingly strict requirements for water and air pollution control and solid waste management.

     No Dividends. The Company has never paid cash dividends on its Common Stock and does not intend to paycash dividends on its Common Stock in the foreseeable future. The Company currently intends to retain its cash for the continued development of its business, including development, exploration and acquisition activities. In addition, the Company's bank credit facility currently restricts the ability of the Company to pay dividends.

CERTAIN DEFINITIONS

     The terms defined in this section are used throughout this Form 10-K.

     Bbl. One stock tank barrel, or 42 U.S. gallons liquid volume, used herein in reference to crude oil or other liquid hydrocarbons.

     Bcf.  One billion cubic feet.

     Bcfe.  One billion cubic feet of gas equivalent.

     Btu. British thermal unit, which is the heat required to raise the temperature of a one-pound mass of water from 58.5 to 59.5 degrees Fahrenheit.

     Developed Acreage. The number of acres which are allocated or assignable to producing wells or wells capable of production.

     Development Well. A well participated in within the proved area of an oil or gas reservoir to the depth of a stratigraphic horizon known to be productive.

     Dry Hole; Dry Well. A well found to be incapable of producing either oil or gas in sufficient quantities to justify completion as an oil or gas well.

     Exploratory Well. A well participated in to find and produce oil or gas in an unproved area, to find a new reservoir in a field previously found to be productive of oil or gas in another reservoir or to extend a known reservoir.

     Farmout. An assignment of an interest in a drilling location and related acreage conditional upon the drilling of a well on that location.

     Formation. A succession of sedimentary beds that were deposited under the same general geologic conditions.

     Gross Acres or Gross Wells. The total acres or wells, as the case may be, in which a working interest is owned.

     Horizontal Wells. Wells which are participated in at angles greater than 70 from vertical.

     MBbl.  One thousand barrels of crude oil or other liquid hydrocarbons.

     Mcf.  One thousand cubic feet.

     Mcfe. One thousand cubic feet of gas equivalent, using the ratio of one barrel of crude oil, condensate or natural gas liquids to 6 Mcf of natural gas.

     MMBbl.  One million barrels of crude oil or other liquid hydrocarbons.

     MMBtu.  One million Btus.

     MMcf.  One million cubic feet.

     MMcfe.  One million cubic feet of gas equivalent.

     Net Acres or Net Wells. The sum of the fractional working interests owned in gross acres or gross wells.

     Present Value. When used with respect to oil and gas reserves, present value means the estimated future gross revenue to be generated from the production of proved reserves, net of estimated production and future development costs, using prices and costs in effect at the determination date, without giving effect to non-property related expenses such as general and administrative expenses, debt service and future income tax expense or to depreciation, depletion and amortization, discounted using an annual discount rate of 10%.

     Productive Well. A well that is producing oil or gas or that is capable of production.

     Proved Developed Reserves. Reserves that can be expected to be recovered through existing wells with existing equipment and operating methods.

     Proved Reserves. The estimated quantities of crude oil, natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions.

     Proved Undeveloped Reserves. Reserves that are expected to be recovered from new wells on undrilled acreage or from existing wells where a relatively major expenditure is required for recompletion.

     Undeveloped Acreage. Lease acreage on which wells have not been participated in or completed to a point that would permit the production of commercial quantities of oil and gas regardless of whether such acreage contains proved reserves.


Item 2 - PROPERTIES

OIL AND GAS RESERVES

     The Company engaged Miller & Lents to estimate the Company's net proved reserves, projected future production, estimated future net revenue attributable to its proved reserves, and the present value of such estimated future net revenue as of December 31, 1996. Miller & Lents' estimates were based upon a review of production histories and other geologic, economic, ownership and engineering data provided by the Company. In estimating the reserve quantities that are economically recoverable, Miller & Lents used selling prices and estimated development and production costs that were in effect during December 1996 without giving effect to hedging activities. In accordance with requirements of the Commission, no price or cost escalation or de-escalation was considered by Miller & Lents.

     Horizontal completions are relatively new and, therefore, reserve estimates for such wells are inherently less certain than estimates of reserves from wells completed utilizing traditional methods having longer production histories. This lack of operating history also prevents reservoir engineers from estimating reserves based on production and pressure performance methods. Reserves assigned to these properties were necessarily based on analogy with older wells producing from the same horizons. Reserve estimates based on analogy are less precise than estimates based on volumetric calculations or analysis of production and pressure performance. See, "Item 1
- Business - Forward Looking Information and Risk Factors."

     The table below sets forth information as of December 31, 1996, with respect to the Company's estimated net proved reserves, the present value of estimated future net revenue at such date, as estimated by Miller & Lents.
The present value of estimated future net revenue shown is not intended to represent the current market value of the estimated oil and gas reserves owned by the Company. For further information concerning the present value of future net revenue from these proved reserves, see Note 13 of Notes to Combined Financial Statements.

                                       Proved           Proved
                                    Developed(1)   Undeveloped(2)(3)  Total(3)
                                    ------------   -----------------  --------
                                                (Dollars in thousands)

 Estimated Proved Reserves:
   Oil and Condensate (MMBbls)               2.1              1.2         3.3
   Gas (Bcf) (4)                           184.9            100.1       285.0
   Gas Equivalents (Bcfe)                  197.3            107.7       305.0
 Estimated future net revenue before
   income taxes (5)                     $559,131         $248,958    $808,089
 Present value of estimated future net
   revenue before income taxes
   (discounted at 10% per
   annum) (5)                           $336,247         $134,332    $470,579
__________________________________

(1) Proved developed reserves are proved reserves which are expected to be recovered from existing wells with existing equipment and operating methods.

(2) Proved undeveloped reserves are proved reserves which are expected to be recovered from new wells drilled to known reservoirs on undrilled acreage for which the existence and recoverability of such reserves can be estimated with reasonable certainty or from existing wells where a relatively major expenditure is required to establish production.

(3) Includes approximately 11 Bcfe of proved undeveloped reserves subject to a participation right owned by third party investors in the Company's Moxa Arch Drilling Programs.

(4)  Includes natural gas liquids.

(5) Estimated future net revenue represents estimated future gross revenue to be generated from the production of proved reserves, net of estimated production and future development costs, using prices at year-end 1996, which were $3.68 per Mcf of gas and $25.13 per barrel of oil without giving effect to hedging activities. AT December 31, 1996, the estimated future net revenue before income taxes and the present value of such estimated future net revenue before income taxes related to hedges were ($60,760) and ($55,151), respectivelY (based on oil and gas prices in effect at December 31, 1996), which amounts have not been deducted froM estimated future net revenue before income taxes and its present value as shown above. If such amounts were deducted, estimated future net revenue before income taxes would equal $498,372 (Proved Developed) and $747,330 (Total) and present values of such estimated future net revenues before income taxes would equal $281,198 (Proved Developed) and $415,530 (Total). The amounts shown do not give effect to non-property related expenses, such as general and administrative expenses, debt service and future income tax expense or to depreciation, depletion and amortization. See Note 13 to Notes to Combined Financial Statements.

     No estimates of proved reserves comparable to those included herein have been included in reports to any federal agency other than the Commission.

     The prices used in calculating the estimated future net revenue attributable to proved reserves do not necessarily reflect market prices for oil and gas production subsequent to December 31, 1996. For example, the market price for natural gas on the date of this Form 10-K was dramatically lower than the gas price assumed for purposes of such estimates. There can be no assurance that all of the proved reserves will be produced and sold within the periods indicated, that the assumed prices will actually be realized for such production or that existing contracts will be honored or judicially enforced.

     With respect to the interests described in Note (3) above, the Company's actual interests may differ from such assumed interests as a result of Moxa Arch Program investor's determination to participate in offset wells under applicable participation agreements.

     There are numerous uncertainties inherent in estimating quantities of proved reserves and in projecting future rates of production and timing of development expenditures, including many factors beyond the control of the Company. The reserve data set forth herein represent only estimates. Reserve engineering is a subjective process of estimating underground accumulations of oil and gas that cannot be measured in an exact way, and the accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. As a result, estimates made by different engineers often vary. In addition, results of drilling, testing and production subsequent to the date of an estimate may justify revision of such estimates, and such revisions may be material. Accordingly, reserve estimates are often different from the quantities of oil and gas that are ultimately recovered. Furthermore, the estimated future net revenue from proved reserves and the present value thereof are based upon certain assumptions, including prices, future production levels and costs, that may not prove correct over time. Predictions about prices and future production levels are subject to great uncertainty, and this is particularly true as to proved undeveloped reserves, which are inherently less certain than proved developed reserves and which comprise a significant portion of the Company's proved reserves. See "Item 1 - Business - Forward Looking Information and Risks Factors."


Item 3 - LEGAL PROCEEDINGS

     The Company is a named defendant in routine litigation incidental to its business. While the ultimate results of these proceedings cannot be predicted with certainty, the Company does not believe that the outcome of these matters will have a material adverse effect on the Company.


Item 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the quarter ended December 31, 1996, no matters were submitted by the Company to a vote of its security holders.

                               PART II

Item 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

  As of March 24, 1997, the Company estimates there were approximately 2,515 beneficial holders of its Common Stock. The Company's Common Stock is listed on the New York Stock Exchange ("NYSE") and traded under the symbol "BOG". As of March 24, 1997, the Company had 31,582,300 shares outstanding and its closing price on the NYSE was $20.25 per share. The high and low sales prices for the Company's Common Stock during each quarter in the year ended December 31, 1996 were as follows:


                               COMMON STOCK

                                                   High            Low
     Quarter:
       First . . . . . . . . . . .               $22.875       $21.625
       Second. . . . . . . . . . .               $35.50        $22.25
       Third . . . . . . . . . . .               $37.25        $21.25
       Fourth. . . . . . . . . . .               $29.125       $23.00

     The Company has never paid a dividend, cash or otherwise. Certain provisions of the Company's bank credit facility restrict the Company's ability to declare or pay cash dividends unless certain financial ratios are maintained. The Company currently intends to maintain a policy of retaining cash for the continued expansion of its business.

     In connection with the Company's formation, Robert A. Belfer acquired 1,000 shares of Common Stock on January 12, 1996. The Company issued such 1,000 shares to Mr. Belfer upon his payment of $1,000 in a transaction exempt under Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"). Such shares were redeemed for $1,000 upon consummation of the Combination.

     Pursuant to Section 4(2) of the Securities Act, on March 29, 1996 the Company completed the Combination effective January 1, 1996, of certain oil and gas interests held by Mr. Belfer, members of his family, trusts and certain employees of the Company.

Item 6 - SELECTED FINANCIAL DATA

     The following table sets forth selected financial data regarding the Company as of and for each of the periods indicated. The following data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's financial statements and notes thereto, which follow.

                                                Period From Inception
                                      Year Ended December 31, (April 30,1992) to
                                                ------------------------
                                                                  December31,

                                                   1996      1995      1994     1993    1992
                                                  ------    ------    ------    -----   -----
                                                     (In thousands, except per share data)

Statement of Operations Data:
Revenues:
 Oil and gas sales                                $119,710  $68,767  $40,362  $19,255  $3,536
 Commodity Price Risk Management
   Activities                                       (5,967)   9,480      550       --      --
 Interest                                            2,653      353      195       57      80
                                                  --------  -------  -------  -------  ------
Total revenues                                     116,396   78,600   41,107   19,312   3,616
                                                  --------  -------  -------  ------- -------
Costs and expenses:
 Oil and gas operating expenses                      7,847    5,824    5,510    2,495     289
 Depreciation, depletion and amortization           40,904   27,590   14,072    4,098     401
 General and administrative                          3,059    2,597    2,269      856     424
                                                  --------  -------  -------  -------  ------
Total costs and expenses                            51,810   36,011   21,851    7,449   1,114
                                                  --------  -------  -------  -------  ------
Income before income taxes                          64,586   42,589   19,256   11,863   2,502
Pro forma provision in lieu of income tax (1)       21,953   13,852    5,030    1,504     637
                                                  --------  -------  -------  -------  -------
Pro forma net income (1)                           $42,633  $28,737  $14,226  $10,359  $ 1,865
                                                  ========  =======  =======  =======  =======
Pro forma earnings per share (1)                   $  1.42  $  1.15  $   .57  $   .41  $   .07
                                                  ========  =======  =======  =======  =======
Weighted average common shares outstanding (2)      29,986   25,000   25,000   25,000   25,000

Statement of Cash Flows Data:
Income before income taxes, depreciation,
  depletion and amortization and other
  non-cash items (3)                              $108,716  $69,609  $33,605  $15,961  $ 2,903
Capital expenditures                               142,712   71,387   52,230   32,647   15,744
Cash flow from operating activities                108,059   62,037   28,126   14,351      729
Cash flow from investing activities               (143,826) (65,133) (52,670) (33,698) (13,086)
Cash flow from financing activities                 77,684   (2,299)  30,376   18,708   14,115

Balance Sheet Data:
Working capital                                   $ 48,667  $   446  $14,357  $ 3,108  $ 1,184
Total assets                                       303,918  145,550  101,625   50,248   19,671
Long-term debt                                          --   22,000    6,930       --       --
Equity                                             233,203  105,015   89,890   47,188   16,617
____________________

(1) Gives pro forma effect to the application of federal and state income taxes to the Company as if it were a taxable corporation for the periods presented. 1996 includes a one-time non-cash deferred tax charge of $30.1 million recognized as a result of the Combination consummated on March 29, 1996 in connection with the Company's Initial Public Offering.

(2) Pro forma earnings per share has been computed as if the 25,000,000 shares of Common Stock that were issued in connection with Combination had been outstanding for all years prior to 1996.

(3) Income before income taxes, depreciation, depletion and amortization and other non-cash mark-to-market accounting provisions (1996 only) is presented as a measure of the Company's ability to service its debt and to fund capital expenditures, not as a measure of operating results, and is not presented in the financial statements.

Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a review of the Company's financial position and results of operations for the periods indicated. The Company's financial statements and the related notes thereto which follow contain detailed information that should be referred to in conjunction with Management's Discussion and Analysis.

OVERVIEW

     Since its inception in April 1992, the Company has grown rapidly, with substantially all of its growth coming "through the drill bit".

     The Company's participation in exploration and development activities in the Moxa Arch Area of Wyoming and in the Austin Chalk Trend in the Giddings Field of Texas are principally responsible for the substantial expansion of production, revenues and reserves since the Company's inception.

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

     From inception through the date of the Exchange, March 29, 1996, the Predecessors were not required to pay federal income taxes due to their status as either a partnership, individual owner, Subchapter S corporation, limited liability corporation or joint venture, which are "pass-through" entities that are not subject to federal income taxation; instead, taxes relating to the Combined Assets for such periods were required to be paid by the owners of the Predecessors and the Direct Interests.

     Although the effective date of the Exchange Agreement is January 1, 1996, each owner of the Combined Assets was required to include in its taxable income, for all periods ending on the date of or prior to the completion of the Combination, such owner's allocable portion of the taxable income attributable to the Combined Assets and was entitled to all tax benefits attributable to the Combined Assets through completion of the Combination.

     The Company's revenue, profitability and future rate of growth are substantially dependent upon prevailing prices for natural gas, oil and condensate. These prices are dependent upon numerous factors beyond the Company's control, such as economic, political and regulatory developments and competition from other sources of energy. The energy markets have historically been very volatile, and there can be no assurance that oil and natural gas prices will not be subject to wide fluctuations in the future. A substantial or extended decline in oil and natural gas prices could have a material adverse effect on the Company's financial position, results of operations and access to capital, as well as the quantities of natural gas and oil reserves that the Company may economically produce. Natural gas produced is sold under contracts that primarily reflect spot market conditions for their particular area. The Company markets its oil with other working interest owners on spot price contracts and typically receives a premium compared to the price posted for such oil. Approximately 92% of the Company's production volumes relate to the sale of natural gas.

     The Company utilizes commodity swaps and options and other commodity price risk management transactions for a portion of its oil and natural gas production to achieve a more predictable cash flow, and to reduce its exposure to price fluctuations. The Company accounts for these transactions as hedging activities or uses mark-to-market accounting for those contracts that do not qualify for hedge accounting. As of December 31, 1996, the Company has various natural gas and oil price risk management contracts in place with respect to portions of its estimated production for 1997 and with respect to lesser portions of its estimated production for 1998 and 1999. The Company expects from time to time to either add or reduce the amount of price risk management contracts that it has in place in keeping with its hedging strategy.

     The following table sets forth certain operations data of the Company for the periods presented:

                                                                   Year Ended December 31,
                                                               1996         1995       1994
                                                              ------       ------     ------
Oil and Gas Sales (1) (in thousands) . . . .                 $113,743     $78,247    $40,912
Weighted Average Sales Prices (Unhedged):
 Oil (per Bbl) . . . . . . . . . . . . . . .                 $  21.30     $ 17.35    $ 16.48
 Gas (per Mcf) . . . . . . . . . . . . . . .                     2.00        1.42       1.67
Net Production Data:
 Oil (MBbl). . . . . . . . . . . . . . . . .                      794         961        691
 Gas (MMcf). . . . . . . . . . . . . . . . .                   51,289      37,047     17,482
 Gas equivalent (MMcfe). . . . . . . . . . .                   56,053      42,813     21,628
Data per Mcfe:
 Oil and gas sales revenues (Unhedged) . . .                 $   2.14     $  1.61    $  1.86
 Commodity Price Risk Management Activities - Cash                .06         .22        .03
                                            - Non-Cash           (.17)         --         --
 Oil and gas operating expenses. . . . . . .                     (.14)       (.14)      (.25)
 General and administrative. . . . . . . . .                     (.06)       (.06)      (.10)
 Depreciation, depletion and amortization. .                     (.73)       (.64)      (.65)
 Interest income . . . . . . . . . . . . . .                      .05          --         --
                                                             --------     --------   --------
 Pre-tax operating profit. . . . . . . . . .                 $   1.15     $  0.99     $ 0.89
                                                             --------     --------   --------
Number of wells drilled or drilling:
 Gross . . . . . . . . . . . . . . . . . . .                       80         118         87
 Net . . . . . . . . . . . . . . . . . . . .                       34          34         22
_____________________

(1) Oil and gas sales for the fiscal years ended December 31, 1996, 1995 and 1994 includes ($5,967,000), $9,480,000 and $550,000, respectively, related to commodity price risk management activities.

RESULTS OF OPERATIONS - 1996 COMPARED TO 1995

Revenues

      Oil and natural gas sales revenues for the year 1996 (unhedged) increased 74% to $119.7 million when compared to the $68.8 million realized in 1995. The substantial increase is principally identified with the addition of new Giddings Field wells in both the Navasota and Independence areas of the Company's operations and higher average prices realized for both oil and natural gas. Weighted average oil and natural gas prices (unhedged) increased 23% and 41%, respectively, when compared to 1995 price realizations. Production volume in 1996 on an Mcfe basis (using 6 Mcf of gas for 1 barrel of oil) increased to 56,053 MMcfe, an increase of 31% over the prior year. Daily production increased to 153,150 Mcfe for 1996 compared to 117,300 Mcfe for 1995.

     Commodity price risk management activities resulted in a pre-tax loss of $6.0 million for 1996 which included (1) a realized hedging loss of $83,000,
(2) net realized losses on settlements of non-hedging transactions totaling $3.9 million, (3) net premiums received totaling $7.4 million and (4) a non-cash unrealized loss for mark-to-market accounting of $9.4 million. As a result of the substantial oil and natural gas price increases which occurred in the fourth quarter of 1996 (which had a positive impact on oil and gas sales revenue), the Company recorded a fourth quarter pre-tax loss of $8.4 million from commodity price risk management activities which included a $4.2 million non-cash charge for unrealized losses related to required mark-to-market accounting. The 1995 results of operations included pre-tax income of $9.5 million related to realized hedging gains. The impact of such activities on an Mcfe basis amounted to a loss of $0.11 ($0.06 cash gain and a non-cash loss of $0.17) and a gain of $0.22 (all cash) per Mcfe for 1996 and 1995, respectively.

     Interest income realized during 1996 was $2.7 million compared to $0.4 million for 1995 due to higher average cash balances principally attributable to the proceeds of the Company's initial public offering.

Costs and Expenses

     Production and Operating Expenses. Production and operating expenses including associated taxes in 1996 amounted to $7.9 million, an increase of 35% over the $5.8 million incurred in the prior year. Operating costs on a Mcfe basis were flat at $0.14 per Mcfe for both 1996 and 1995. A substantial portion of the Company's natural gas production from wells drilled prior to September 1996 in the downdip Giddings Field qualifies for exemption from Texas state production taxes. This exemption will continue for production through August 31, 2001.

     Depreciation, Depletion and Amortization. Depreciation, depletion and amortization ("DD&A") costs related to oil and gas properties totaled $40.9 million for 1996, a 48% increase over the $27.6 million incurred in the 1995 comparable period. The Company average DD&A rate per Mcfe for 1996 was $0.73 compared to a rate of $0.64 per Mcfe in 1995. The increased rate primarily reflects the higher average cost of drilling deeper wells and costs associated with the unsuccessful East Texas Cotton Valley Reef Trend exploration activities.

     General and Administrative Expenses. General and administrative expenses ("G&A") totaled $3.1 million for 1996, net of capitalized G&A costs directly related to the Company's oil and natural gas exploration and development efforts, an 18% increase over the prior year. The increase reflects the addition of new employees hired to assist with the Company's expanding activities and additional costs incurred in connection with becoming a publicly traded entity. On an Mcfe basis, G&A costs were flat at $0.06 for both 1996 and 1995. Operations G&A expenses for 1996 in the amount of $3.1 million have been capitalized to oil and gas property accounts. The increase of $1.8 million over the 1995 comparable amount reflects the Company's rapidly expanding exploration and development efforts.

Income Before Income Taxes

      The Company's income before income taxes for 1996 was $64.6 million, a 52% increase over the $42.6 million realized in the prior year comparable period. The increase is directly related to increased production from new well additions in the Giddings Field and substantially higher average prices realized for both oil and natural gas.

Income Taxes

     Income tax expenses for 1996 amounted to $46.4 million. The provision for taxes includes a one-time, non-cash charge in the amount of $30.1 million that was required as a result of the Combination and the Exchange Agreement which changed the tax status of the Company.

RESULTS OF OPERATIONS - 1995 COMPARED TO 1994

Revenues

     During 1995, oil and natural gas sales revenues (unhedged) increased $28.4 million, or 70%, to $68.8 million as compared to 1994. The revenue increase is principally the result of new Giddings Field well additions in the Navasota River and Independence areas of the Company's operations. Production volume on an Mcfe basis increased to 42.8 MMcfe representing an increase of 98% over the prior year comparable period. Natural gas production represented approximately 87% of total Company production on an Mcf equivalent basis.
This significant improvement in revenues was achieved despite a decline in the Company average wellhead natural gas prices in 1995. Weighted average wellhead natural gas prices (unhedged) were down approximately 15% from 1994 prices and weighted average wellhead oil prices were up approximately 5% from 1994 prices.

     Commencing in late 1993, marketing activities associated with sales of natural gas and crude oil also included natural gas, crude oil price swap and option transactions, along with other commodity price hedging of natural gas and crude oil and condensate prices. These transactions added approximately $9.5 million to net operating revenues for 1995. The average Mcfe price realized for these transactions amounted to $0.22 per Mcfe for 1995. During 1995, revenues per Mcfe, including revenue from hedges, per Mcfe totaled $1.83.

Costs and Expenses

     Production and Operating Expenses. Production and operating expenses increased 6% from $5.5 million in 1994 to $5.8 million in 1995. On an Mcfe basis, operating costs decreased 44% to $0.14 for 1995, compared to $0.25 for 1994. The decrease is due mainly to an increase in the number of highly productive wells in the Giddings Field.

      Depreciation, Depletion and Amortization. DD&A for 1995 increased 96%, from $14.1 million to $27.6 million, due to increased production. Lower well costs due to efficiencies achieved related to the Company's experience in its existing operating areas coupled with the Company's ability to achieve a higher level of reserve additions for its 1995 wells resulted in a DD&A rate of $0.64 per Mcfe for 1995, compared to $0.65 per Mcfe in 1994, a 2% reduction.

     General and Administrative Expenses. G&A for 1995 increased 14%, from $2.3 million for 1994 to $2.6 million for 1995. The higher G&A expenses for 1995 primarily relate to increases in the number of employees due to a higher level of overall activity for the Company as well as increases in employee salaries and benefits. G&A expense totaling $1.2 million and $0.1 million have been capitalized to oil and gas property accounts for 1995 and 1994, respectively.

     Income Before Income Taxes. The Company's income before income taxes for 1995 increased by approximately $23.3 million, or 121% to $42.6 million from $19.3 million in the prior year period. Increases in revenues were generated primarily by increases in production from new well additions in the Giddings Field and were partially offset by increases in operating costs and expenses related to the new additions and lower natural gas and oil prices. Additionally, the Company realized approximately $9.5 million related to its commodity price risk management activities for 1995.

Liquidity and Capital Resources

     On March 29, 1996, the Company successfully completed an initial public offering of 6,500,000 shares of Common Stock. The offering provided the Company with approximately $113 million net of offering expenses. Revolving credit agreement indebtedness, in the amount of $35.3 million was repaid with proceeds from the offering. The remaining proceeds from the offering, together with cash flows from operations, are currently being used to fund planned capital expenditures, including lease acquisitions, commitments, other working capital requirements and general corporate purposes.

     Net operating cash flow (pre-tax), a measure of performance for exploration and production companies, is generally derived by adjusting income before income taxes to eliminate the effects of the non-cash items including depreciation, depletion and amortization expense and the provision for deferred income taxes. Net operating cash flow before changes in working capital was approximately $108.7 million for the year 1996 and $69.6 million for the year 1995, an increase of 56%. The cash flow increase is the result of increased production from new well additions, reflecting expanding operations and of substantially higher prices realized for production. The Company had working capital amounting to $48.7 million as of December 31, 1996, a substantial increase over the $0.4 million in working capital available as of December 31, 1995.

     For 1997, the Company has budgeted approximately $150 million for capital expenditures, a 5% increase over 1996 capital expenditures, which amount may be increased or decreased depending on oil and natural gas prices, drilling results and other investment opportunities. The Company is allocating approximately 77 of its budget to development and exploration projects and approximately 23% to leasehold and seismic acquisition activities compared to the 45% for development and exploration and 55% for leasehold and seismic in 1996.

     In December of 1994, the Company entered into a three-year $25 million Credit Agreement with The Chase Manhattan Bank, N.A. (the "Credit Facility"). Principal outstanding, if any, is due and payable upon maturity in December 1997 with interest due quarterly. In order to finance future capital requirements during the first quarter of 1996, the Company increased the Credit Facility and the Borrowing Base thereunder to $40 million. The Borrowing Base represents the maximum available amount that may be borrowed under the Credit Facility at any given time. Since all indebtedness under this Credit Facility was repaid with proceeds from the Offering, the Company elected to reduce its Credit Facility to $30 million and the Borrowing Base under the Credit Facility to $15 million on May 1, 1996. The reduction in the Borrowing Base permits the Company to pay a lower commitment fee, which is currently calculated at an annual rate of 0.25 of 1% of the unused portion of the available Borrowing Base. The Company may seek to adjust the terms and availability of the Credit Facility in the future in accordance with its anticipated capital requirements. As of December 31, 1996, there were no borrowings under the Credit Facility.

     During 1996, the Company acquired additional interests in the Moxa Programs from certain third party investors. The amount paid for the interests acquired totaled $9.9 million. The remaining third party investors in the Moxa Programs have the contractual right on an annual basis through 2003 to require the Company to purchase their interests in such programs. No investors under the Moxa Programs exercised such right in 1996. Based upon December 31, 1996 present values, the maximum purchase price if all remaining investors exercised the put option would not be material to the Company as of December 31, 1996.

     Certain of the Company's commodity price risk management arrangements require the Company to deliver cash collateral or other assurances of performance to the counterparties in the event that the Company's payment obligations with respect to its commodity price risk management transactions exceed certain levels.

     The Company intends to fund its planned capital expenditures, commitments and working capital requirements through cash flows from operations, remaining proceeds of the Offering and to the extent necessary, borrowings under the Credit Facility or other potential financings. If there are changes in oil and natural gas prices, however, that correspondingly affect cash flows and the Borrowing Base under the Credit Facility, the Company has the discretion and ability to adjust its capital budget. The Company believes it will have sufficient capital resources and liquidity to fund its capital expenditures and meet its financial obligations as they come due.

COMMODITY RISK MANAGEMENT TRANSACTIONS

     With the primary objective of achieving more predictable revenues and cash flows and reducing the exposure to fluctuations in oil and natural gas prices, the Company has entered into price risk management transactions of various kinds with respect to both oil and natural gas. While the use of certain of these price risk management arrangements limits the downside risk of adverse price movements, it may also limit future revenues from favorable price movements. The Company engages in transactions such as selling covered calls or straddles which are marked to market at the end of the relevant accounting period. Since the futures market historically has been highly volatile, these fluctuations may cause significant impact on the results of any given accounting period. The Company has entered into price risk management transactions with respect to a substantial portion of its estimated production for 1997 and with respect to lesser portions of its estimated production for 1998 and 1999. The Company continues to evaluate whether to enter into additional price risk management transactions for 1997 and future years. In addition, the Company may determine from time to time to unwind its then existing price risk management positions as part of its hedging strategy.

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

INFORMATION REGARDING FORWARD LOOKING STATEMENTS

  The information contained in this Form 10-K includes certain forward-looking statements. When used in this document, such words as "expect", "believes", "potential", and similar expressions are intended to identify forward-looking statements. Although Belco believes that its expectations are based on reasonable assumptions, it is important to note that actual results could differ materially from those projected by such forward-looking statements. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, the timing and extent of changes in commodity prices for oil and gas, the need to develop and replace reserves, environmental risk, the substantial capital expenditures required to fund its operations, drilling and operating risks, risks related to exploration and development, uncertainties about the estimates of reserves, competition, government regulation and the ability of the Company to implement its business strategy. See "Item 1 - Business - Forward Looking Information and Risk Factors."

Item 8 - CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See the Consolidated Financial Statements and supplementary data listed in the accompanying Index to Financial Statements and Supplemental Data and Financial Statement Schedules on page A-1 herein. Information required by other schedules required under Regulation S-X is either not applicable or is included in the financial statements or notes thereto.


Item 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.


Item 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information regarding Directors and Officers required under Item 10 will be contained in the definitive Proxy Statement of the Company for its 1997 Annual Meeting of Shareholders (the "Proxy Statement") under the headings "Election of Directors" and "Executive Compensation and Other Information" and is incorporated herein be reference. The Proxy Statement will be filed pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after December 31, 1996. The information regarding Officers not appearing in the Proxy Statement is identified below:

     Officers are elected each year by the Board of Directors following the Annual Meeting for a term of one year and until the election and qualification of their successors. The current executive officers of the Company and their ages, positions with the Company and business experience are presented below:

    Robert A. Belfer, age 61, is Chairman of the Board, President (through April 1, 1997) and Chief Executive Officer of the Company. Mr. Belfer began his career at Belco Petroleum Corporation ("BPC") in 1958 and became Executive Vice President in 1964, President in 1965 and Chairman of the Board in 1984. BPC was an independent oil and gas producer in the Unites States and abroad, which went public in 1959. It was one of the largest independent oil and gas companies in the United States and was included in Fortune's listing of the 500 largest industrial companies in the United States prior to merging with InterNorth, Inc. (now Enron) in 1983. Following the merger, Mr. Belfer became Chief Operating Officer of BelNorth Petroleum Corp., a combination of oil and gas producing operations of BPC and InterNorth. He resigned from his position with InterNorth in 1986 and pursued personal investments in oil and gas and other industries. In April 1992, Mr. Belfer founded the Company. In addition to his position at the Company, Mr. Belfer serves on the boards of Enron, EOTT Energy corp., and NAC Re Corporation. Mr. Belfer received his undergraduate degree from Columbia college (A.B. 1955) and a law degree from the Harvard Law School (J.D. 1958).

     Laurence D. Belfer, age 30, is Director, President (effective April 1,
1997), Chief Operating Officer and Secretary of the Company. Mr. Belfer joined the Company as Vice President in September 1992. He was promoted to Executive Vice President in May 1995 and Chief Operating Officer in December 1995. He is a founder and Chairman of Harvest Management, Inc., a money management firm. Mr. Belfer graduated from Harvard University (B.A. 1988) and from Columbia Law School (J.D. 1992).

     Philip A. Epstein, age 40, is Senior Financial and Legal Advisor and General Counsel of the Company. Mr. Epstein began his career as a corporate associate with the New York City law firms of Kaye, Scholer, Fierman, Hays & Handler (1984-1987) and Fried, Frank, Harris, Shriver & Jacobson (1988-1991), specializing in mergers and acquisitions and corporate finance. Mr. Epstein joined the Belfer family in 1991 as Investment Counsel, assuming the founding positions of Executive Vice President, General Counsel and Secretary of the Company in April 1992. Mr. Epstein resigned from these positions in December 1992 but continues to serve as Senior Financial and Legal Advisor and General Counsel to the Company and to the Belfer family. Mr. Epstein received an undergraduate degree from the University of Chicago (B.A. 1978), graduate degree in Politics and Economics from Oxford University (M.S. Oxon 1981) and his law degree from Northwestern University of Law (J.D. 1984).

     Dominick J. Golio, age 51, is Vice President -- Finance, Chief Financial Officer and Treasurer of the Company. Mr. Golio began his career at the New York City office of Arthur Andersen & Co. in 1972. In 1975, he joined Case, Pomeroy & Company and Felmont Oil Corporation, its publicly traded affiliate, where he rose to the position of Vice President Finance. Mr. Golio left Felmont in 1987 following a merger between Felmont and Homestake Mining Company. He served as Vice President Finance and Administration at both AEG Corporation, the U.S. electronics subsidiary of Daimler-Benz North America until 1991 and at Millmaster Onyx Group, Inc. until September 1993 at which time he joined the Company. Mr. Golio is a Certified Public Accountant (NY). He holds undergraduate and graduate degrees from Pace University (B.B.A. Accounting, 1972, M.B.A. - Taxation, 1978).

     Shiv K. Sharma, age 55, is Senior Vice President -- Engineering of the Company. Mr. Sharma began his career in 1967 as a Reservoir Engineer with Shell Oil Company. In 1970, he joined BPC as a reservoir engineer and was subsequently elected to Vice President and Senior Vice President of Engineering, a position he held until his departure from that company in 1988. From 1988 to 1992, Mr. Sharma worked as a petroleum consultant for several New York companies. He served as a director and consultant to the Company commencing April 1992 and was elected to his present position in April 1994. Mr. Sharma received his degrees in petroleum technology from the Indian School of Mines (B.S. 1963) and petroleum engineering from Stanford University (M.S.
1966).

     Mel Fife, age 46, is Vice President - Land of the Company. Mr. Fife began his career in 1979 as an Independent Landman working for various companies. Mr. Fife joined Union Pacific Resources Company in 1988 and served as a Landman until 1994. He joined the Company in November 1995 as Land Manager and was promoted to Vice President - Land in January 1997. Mr. Fife has 18 years of extensive experience in all phases of land in the oil and gas industry. Mr. Fife is a graduate of Dallas Christian College (1979) from which he received a Bachelor of Science Degree and attended Emory University's Divinity Program (1978-1979).

     Gary Hampton, age 40, is Vice President -- Exploration - Eastern Region of the Company. Mr. Hampton began his career in 1978 as a Reservoir Geologist for Texas Eastern (now PanEnergy). Mr. Hampton joined Champlin (currently
UPR) in 1980 as a geologist and remained there until 1984. Mr. Hampton spent the next two years with Clayton Williams Energy generating prospects and developing acreage plays. In 1986, he became an independent consultant geologist providing geological assessments to the energy and environmental industry. Mr. Hampton rejoined Clayton Williams Energy in 1989 as the geologist responsible for, among other programs, geological planning associated with the company's Austin Chalk development program resulting in over 100 horizontal wells drilled in the Austin Chalk, Buda and Georgetown formations. Mr. Hampton was named Exploration Manager at Clayton Williams where he remained until February 1995, at which time he joined the Company as Manager -- Geology. Mr. Hampton was promoted to Vice President -- Exploration in January 1996 and renamed Vice President -- Exploration - Eastern Division in October 1996. He received a B.S. in Geology from the University of Southern Mississippi in 1978.

     Steven L. Mueller, age 43, is Vice President -- Exploration - Western Region of the Company. Mr. Mueller began his career in 1975 as a Geological Engineer at Tenneco Oil, Lafayette. He advanced at Tenneco Oil, Lafayette to Senior Geological Engineer in 1979, Project Geological Engineer in 1980 and Division Geological Engineer in the later part of 1980. Mr. Mueller relocated to San Antonio, Texas in 1985 where he maintained the title of Division Geological Engineer at Tenneco Oil but had the responsibility of reorganizing and then supervising an 18 member geological engineering group. Mr. Mueller was then promoted to Division Exploration Manager in 1987. In 1988 Mr. Mueller joined Fina Oil in Houston, Texas as Exploration Manager of South Louisiana and in 1992 he joined American Exploration in Houston, Texas as Exploitation Vice President. He was with American Exploration until October of 1996 when he joined the Company. Mr. Mueller has over 21 years experience in exploring for and exploiting oil and gas fields both onshore and offshore and an expertise in 3-D Seismic, mapping, log analysis and risk management.
He holds a BS in Geological Engineering from the Colorado School of Mines
(1975) and serves on the Board of Directors of Concordia Lutheran High School.

     George A. Sheffer, age 44, is Vice President - Operations of the Company. Mr. Sheffer began his career in 1974 at Chevron USA where he served in the capacities of Reservoir Engineer, Drilling Representative and Production Engineer. Mr. Sheffer went on to serve in various engineering management positions with Meridian Oil and its predecessor Southland Royalty Company from 1979 to 1992. He joined the Company as Senior Petroleum Engineer in May 1994 after spending two years at Mearsk Energy, Inc. as Drilling Manager. He was promoted to Vice President -- Operations at the Company in November 1994. Mr. Sheffer has had more than 20 years of diverse experience in all phases of petroleum engineering and operations management in the domestic oil and gas industry. Mr. Sheffer has specialized in horizontal drilling since 1987 in Oklahoma and Texas. He has extensive experience in the entire Austin Chalk Trend from South Texas to the Louisiana Border. Mr. Sheffer is a graduate of Pennsylvania State University (1974) from which he received a degree in Petroleum and Natural Gas Engineering.


Item 11 - EXECUTIVE COMPENSATION

     The information required under Item 11 will be contained in the Proxy Statement under the heading "Executive Compensation and Other Information" and is incorporated herein be reference.

Item 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required under Item 12 will be contained in the Proxy Statement under the heading "Security Ownership of Management and Certain Beneficial Owners" and is incorporated herein by reference.


Item 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required under Item 13 will be contained in the Proxy Statement under the headings "Transactions with Management and Certain Shareholders" and "Executive Compensation and Other Information" and is incorporated herein by reference.

                             PART IV

 Item 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)  The following documents are filed as part of this report:

     1. Financial Statements: See Index to Consolidated Financial Statements immediately following the signature page of this report.

     2. Financial Statement Schedule: See Index to Consolidated Financial Statements and Schedule immediately following the signature page of this report.

     3. Exhibits: The following documents are filed as exhibits to this report.

Exhibit
  No.                         Description of Exhibit
-------   -----------------------------------------------------------------

3.1 Articles of Incorporation of Company (Incorporated by reference to Exhibit 3.1 of the Registration Statement on Form S-1, Registration No. 333-1034).

3.2 Amended and Restated Bylaws of Belco Oil & Gas Corp. dated February 5, 1996 (Incorporated by reference to Exhibit 3.2(ii) of the Form 10-Q dated
March 31, 1996)

4.1       Specimen Common Stock certificate (Incorporated by reference to
Exhibit 4.1 of the Registration Statement on Form S-1, Registration No.
333-1034).

*10.1     1996 Non-Employee Directors' Stock Option Plan (Incorporated by
reference to Exhibit 10.1 of the Registration Statement on Form S-1, Registration No. 333-1034).

*10.2     1996 Stock Incentive Plan (Incorporated by reference to Exhibit 10.2 of the Registration Statement on Form S-1, Registration No. 333-1034).

*10.3     Exchange and Subscription Agreement and Plan of Reorganization dated as of January 1, 1996 by and among the Company, its Predecessors and certain individuals and trusts (Incorporated by reference to Exhibit 10.3 of the Registration Statement on Form S-1, Registration No. 333-1034).

10.4 Form of Registration Rights Agreement entered into by parties to Exchange Agreement (Incorporated by reference to Exhibit 10.4 of the Registration Statement on Form S-1, Registration No. 333-1034).

10.5 Supplemental Agreement dated as of January 1, 1996 by and between the Company, Belco Oil & Gas Corp., a Delaware corporation, Robert A. Belfer and certain officers of the Company (Incorporated by reference to Exhibit 10.5 of the Registration Statement on Form S-1, Registration No. 333-1034).

10.6 Form of Indemnification Agreement by and between the Company and its officers and directors (Incorporated by reference to Exhibit 10.6 of the Registration Statement on Form S-1, Registration No. 333-1034).

10.7 Amended and Restated Well Participation Letter Agreement dated as of December 31, 1992 between Chesapeake Operating, Inc. and Belco Oil & Gas Corp., as amended by (i) Letter Agreement dated April 14, 1983, (ii) Amendment dated December 31, 1993, and (iii) Third Amendment dated December 30, 1994 (Incorporated by reference to Exhibit 10.7 of the Registration Statement on Form S-1, Registration No. 333-1034).

10.8 Sale Agreement (Navasota River) dated as of June 16, 1993 between Chesapeake Operating, Inc. and Belco Oil & Gas Corp (Incorporated by reference to Exhibit 10.8 of the Registration Statement on Form S-1, Registration No. 333-1034).


------------------------
* Constitutes a management contract or compensatory plan or arrangement required to be filed as an exhibit to this report.

10.9 Sale Agreement (Fayetteville) dated as of September 22, 1993 between Chesapeake Operating, Inc. and Belco Oil & Gas Corp (Incorporated by reference to Exhibit 10.9 of the Registration Statement on Form S-1, Registration No. 333-1034).

10.10 Sale Agreement (Independence) dated as of June 10, 1994 between Chesapeake Operating, Inc. and Belco Oil & Gas Corp. (Incorporated by reference to Exhibit 10.10 of the Registration Statement on Form S-1, Registration No. 333-1034).

10.11 Sale Agreement (South Navasota) dated as of September 9, 1994 between Chesapeake Operating, Inc. and Belco Oil & Gas Corp (Incorporated by reference to Exhibit 10.11 of the Registration Statement on Form S-1, Registration No. 333-1034).

10.12 Sale and Area of Mutual Interest Agreement (Greater Giddings)dated as of December 30, 1994 between Chesapeake Operating, Inc. and Belco Oil & Gas Corp. (Incorporated byreference to Exhibit 10.12 of the Registration Statement on Form S-1, Registration No. 333-1034).

10.13 Golden Trend Area of Mutual Interest Agreement dated as of December 17, 1992 between Chesapeake Operating, Inc. and Belco Oil & Gas Corp. (Incorporated by reference to Exhibit 10.13 of the Registration Statement on Form S-1, Registration No. 333-1034).

10.14 Settlement Agreement dated as of December 31, 1993 between Chesapeake Operating, Inc. and Belco Oil & Gas Corp. (Incorporated by reference to Exhibit 10.14 of the Registration Statement on Form S-1, Registration No. 333-1034).

10.15 Form of Participation Agreement for Belco Oil & Gas Corp. 1992 Moxa Arch Drilling Program (Incorporated by reference to Exhibit 10.15 of the Registration Statement on Form S-1, Registration No. 333-1034).

10.16 Form of Offset Participation Agreement to the Moxa Arch 1992 Offset Drilling Program (Incorporated by reference to Exhibit 10.16 of the Registration Statement on Form S-1, Registration No. 333-1034).

10.17 Form of Participation Agreement for Belco Oil & Gas Corp. 1993 Moxa Arch Drilling Program (Incorporated by reference to Exhibit 10.17 of the Registration Statement on Form S-1, Registration No. 333-1034).

10.18 Credit Agreement dated as of December 1, 1994 between Belco Energy L.P. and The Chase Manhattan Bank, N.A. (Incorporated by reference to Exhibit
10.18 of the Registration Statement on Form S-1, Registration No. 333-1034).

10.19 Amendment No. 1 to the Credit Agreement dated as of January 25, 1996 between Belco Energy L.P., a Delaware limited partnership and The Chase Manhattan Bank, N.A. (Incorporated by reference to Exhibit 10.19 of the Quarterly Report filed on Form 10-Q dated March 31, 1996.)

10.20 Amendment No. 2 to the Credit Agreement dated as of March 1, 1996 between Belco Energy L.P., a Delaware limited partnership and The Chase Manhattan Bank, N.A. (Incorporated by reference to Exhibit 10.20 of the Quarterly Report filed on Form 10-Q dated March 31, 1996.)

10.21 Amendment No. 3 to the Credit Agreement dated as of March 29, 1996 between Belco Energy L.P., a Delaware limited partnership and The Chase Manhattan Bank, N.A. (Incorporated by reference to Exhibit 10.21 of the Quarterly Report filed on Form 10-Q dated March 31, 1996.)

**11.1    Computation of Earnings Per Share

**21.1    Subsidiaries of the Registrant

**23.1    Consent of Arthur Andersen LLP

**23.2    Consent of Miller and Lents, Ltd.

**        Filed herewith

          Certain of the exhibits to this filing contain schedules which have beenomitted in accordance with applicable regulations. The Registrant undertakes to furnish supplementally a copy of any omitted schedule to the Securities and Exchange Commission upon request.

(b) Reports on Form 8-K. The Company filed no report on Form 8-K during the quarter ended December 31, 1996.

                               SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   BELCO OIL & GAS CORP.


Date:     March 25, 1997           By:  /s/    Laurence D. Belfer
                                       --------------------------------------
                                       Laurence D. Belfer
                                       Executive Vice President, Chief
                                       Operating Officer, Director and
                                       Secretary

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

          Signatures             Title                       Date
-----------------------------   ---------------------------  --------------

/s/    Robert A. Belfer         President, Chief Executive   March 25, 1997
-----------------------------   Officer and Chairman of the
Robert A. Belfer                Board of Directors
                                (Principal Executive Officer)


/s/    Laurence D. Belfer       Executive Vice President,    March 25, 1997
-----------------------------   Chief Operating Officer,
Laurence D. Belfer              Director and Secretary


/s/    Dominick J. Golio        Vice President - Finance,    March 25, 1997
-----------------------------   Chief Financial Officer
Dominick J. Golio               And Treasurer
                                (Principal Financial Officer
                                 and Principal Accounting
                                 Officer)


/s/     Graham Allison          Director                     March 25, 1997
-----------------------------
Graham Allison


/s/     Daniel C. Arnold        Director                    March 25, 1997
-----------------------------
Daniel C. Arnold


/s/     Alan D. Berlin          Director                    March 25, 1997
-----------------------------
Alan D. Berlin


/s/     Jack Saltz              Director                    March 25, 1997
-----------------------------
Jack Saltz


/s/   Georgiana Sheldon-Sharp   Director                    March 25, 1997
-----------------------------
Georgiana Sheldon-Sharp

                  BELCO OIL & GAS CORP. AND SUBSIDIARIES
Index to Consolidated Financial Statements and Financial Statement Schedule

                                                                         Page

CONSOLIDATED FINANCIAL STATEMENTS

     Report of Independent Public Accountants. . . . . . . . . . . .     F-2

     Consolidated Balance Sheets as of December 31, 1996 and 1995. .     F-3

     Consolidated Statements of Operations for the Years Ended
       December 31, 1996, 1995 and 1994. . . . . . . . . . . . . . .     F-4

     Consolidated Statements of Stockholders' Equity for the Years Ended
       December 31, 1996, 1995 and 1994. . . . . . . . . . . . . . .     F-5

     Consolidated Statements of Cash Flows for the Years Ended
       December 31, 1996, 1995 and 1994. . . . . . . . . . . . . . .     F-6

     Notes to Consolidated Financial Statements. . . . . . . . . . .     F-7

CONSOLIDATED FINANCIAL STATEMENT SCHEDULE

None

     All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange commission are not required under the related instructions or are inapplicable and therefore have been omitted.

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS











To Belco Oil & Gas Corp.:

We have audited the accompanying consolidated balance sheets of Belco Oil & Gas Corp. (a Nevada Corporation) and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Belco Oil & Gas Corp. and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.





                                   ARTHUR ANDERSEN LLP








Houston, Texas
February 28, 1997

                         BELCO OIL & GAS CORP. AND SUBSIDIARIES
                              Consolidated Balance Sheets

                                                                             December 31,
                                                                         1996          1995
                                                                         ----          ----
                               ASSETS                                       (in thousands)
CURRENT ASSETS:

  Cash and cash equivalents. . . . . . . . . . . . . . . . . . . .      $43,473       $1,556
  Accounts receivable, oil and gas . . . . . . . . . . . . . . . .       28,934       16,979
  Assets from commodity price risk management activities . . . . .        2,249           --
  Advances to oil and gas operators. . . . . . . . . . . . . . . .           69           45
  Other current assets . . . . . . . . . . . . . . . . . . . . . .          456          401
                                                                       --------       ------
           Total Current Assets . . .. . . . . . . . . . . . . . .       75,181       18,981
                                                                        -------     --------
PROPERTY AND EQUIPMENT:

  Oil and gas properties at cost based on full-cost accounting --
    Proved oil and gas properties. . . . . . . . . . . . . . . . .      237,150      152,081
    Unproved oil and gas properties. . . . . . . . . . . . . . . .       77,570       19,927
    Less - Accumulated depreciation, depletion and amortization         (86,490)     (45,771)
                                                                        -------      -------
           Net property and equipment. . . . . . . . . . . . . . .      228,230      126,237
                                                                        -------      -------
OTHER ASSETS . . . . . . . . . . . . . . . . . . . . . . . . . . .          507          332
                                                                        -------      -------
           Total Assets. . . . . . . . . . . . . . . . . . . . . .     $303,918     $145,550
                                                                       ========     ========

                            LIABILITIES AND EQUITY
CURRENT LIABILITIES:

  Accounts payable and accrued liabilities . . . . . . . . . . . .     $ 16,886     $  8,440
  Distribution payable . . . . . . . . . . . . . . . . . . . . . .           --       10,095
  Liabilities from commodity price risk management activities. . .        7,220           --
  Income taxes payable . . . . . . . . . . . . . . . . . . . . . .        2,408           --
                                                                       --------     --------
      Total Current Liabilities. . . . . . . . . . . . . . . . . .       26,514       18,535

LONG-TERM DEBT . . . . . . . . . . . . . . . . . . . . . . . . . .           --       22,000

DEFERRED INCOME TAXES. . . . . . . . . . . . . . . . . . . . . . .       39,967           --

LIABILITIES FROM COMMODITY PRICE RISK MANAGEMENT ACTIVITIES. . . .        4,234           --

STOCKHOLDERS' EQUITY:

  Preferred stock, $0.01 par value; 10,000,000 shares authorized;
    none issued or outstanding. . . . . . . . . . . . . . . . . .            --           --
  Common Stock, $0.01 par value; 120,000,000 shares authorized;
    31,577,300 shares issued and outstanding at December 31, 1996           316           --
  Additional paid-in capital. . . . . . . . . . . . . . . . . . .       186,703           --
  Retained earnings . . . . . . . . . . . . . . . . . . . . . . .        48,244           --
  Combined equity of predecessor entities . . . . . . . . . . . .            --      105,849
  Unearned compensation . . . . . . . . . . . . . . . . . . . . .        (1,285)          --
  Notes receivable for equity interest. . . . . . . . . . . . . .          (775)        (834)
                                                                        -------      -------
       Total Stockholders' Equity . . . . . . . . . . . . . . . .       233,203      105,015
                                                                        -------      -------
       Total Liabilities and Stockholders' Equity . . . . . . . .      $303,918     $145,550
                                                                       ========     ========

The accompanying notes to consolidated financial statements are an integral part of these statements.

                 BELCO OIL & GAS CORP. AND SUBSIDIARIES
                  Consolidated Statements of Operations

                                                                     For the Year Ended December 31,
                                                                    1996            1995        1994
                                                                    ----            ----        ----
REVENUES:                                                       (in thousands, except per share amounts)

  Oil and gas sales. . . . . . . . . . . . . . . . . . . .        $119,710        $68,767     $40,362
  Commodity price risk management activities . . . . . . .          (5,967)         9,480         550
  Interest . . . . . . . . . . . . . . . . . . . . . . . .           2,653            353         195
                                                                  --------        -------     -------

      Total revenues . . . . . . . . . . . . . . . . . . .         116,396         78,600      41,107
                                                                  --------        -------     -------
COSTS AND EXPENSES:

  Oil and gas operating expenses . . . . . . . . . . . . .          7,847           5,824       5,510
  Depreciation, depletion and amortization . . . . . . . .         40,904          27,590      14,072
  General and administrative . . . . . . . . . . . . . . .          3,059           2,597       2,269
                                                                   ------          ------      ------
      Total costs and expenses . . . . . . . . . . . . . .         51,810          36,011      21,851
                                                                   ------          ------      ------
INCOME BEFORE INCOME TAXES . . . . . . . . . . . . . . . .         64,586          42,589      19,256
                                                                   ------          ------      ------
PROVISION FOR INCOME TAXES . . . . . . . . . . . . . . . .     (a) 46,404              --          --
                                                               ----------          ------      ------
NET INCOME . . . . . . . . . . . . . . . . . . . . . . . .       $ 18,182       $  42,589    $ 19,256

PRO FORMA NET INCOME:

  Income before income taxes . . . . . . . . . . . . . . .       $ 64,586       $  42,589    $  19,256
  Pro forma provision for income taxes . . . . . . . . . .         21,953          13,852        5,030
                                                                   ------       ---------    ---------

      Pro forma net income . . . . . . . . . . . . . . . .       $ 42,633       $  28,737    $  14,226
                                                                 ========       =========    =========
PRO FORMA NET INCOME PER COMMON SHARE. . . . . . . . . . .       $   1.42       $    1.15    $    0.57
                                                                 ========       =========    =========
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING . . . . . . . .         29,986          25,000       25,000

_____________________________

(a) Includes a one-time non-cash deferred tax charge of $30.1 million recognized as a result of the Combination consummated on March 29, 1996. See Note 1. Historical net income per share, including the deferred tax charge, was $0.61 for the year ended December 31, 1996. The pro forma amounts present the Company as if a taxable corporation for all periods and are based on the average number of shares outstanding during the period assuming the shares issued in connection with the Combination were outstanding for all periods.


The accompanying notes to consolidated financial statements are an integral part of these statements.

                   BELCO OIL & GAS CORP. AND SUBSIDIARIES
              Consolidated Statements of Stockholders' Equity
                              (in thousands)


                                     Common Stock                                                           Notes
                                                     Additional                               Combined     Receivable
                                                       Paid-in      Unearned      Retained   Predecessor   for Equity
                                   Shares    Amount    Capital    Compensation    Earnings     Equity       Interest     Total
                                   -----------------------------------------------------------------------------------------------
BALANCE, December 31, 1993            --     $   --   $     --      $     --      $    --     $  47,188      $    --   $  47,188
----------------------------------------------------------------------------------------------------------------------------------
Contributions                         --         --         --            --           --        50,040           --      50,040
Distributions                         --         --         --            --           --       (26,468)          --     (26,468)
Issuance of employee notes
  receivable                          --         --         --            --           --            --         (126)       (126)
Income before income taxes            --         --         --            --           --        19,256            --     19,256
----------------------------------------------------------------------------------------------------------------------------------
BALANCE, December 31, 1994            --     $   --   $     --      $     --      $    --     $  90,016      $  (126)  $  89,890
----------------------------------------------------------------------------------------------------------------------------------
Contributions                         --         --         --            --           --         4,512           --       4,512
Distributions                         --         --         --            --           --       (31,268)          --     (31,268)
Issuance of employee notes
  receivable                          --         --         --            --           --            --         (868)       (868)
Repayment of employee notes
  receivable                          --         --         --            --           --            --          160         160
Income before income taxes            --         --         --            --           --        42,589           --      42,589
----------------------------------------------------------------------------------------------------------------------------------
BALANCE, December 31, 1995            --     $   --   $     --      $     --      $    --     $ 105,849      $  (834)  $ 105,015
----------------------------------------------------------------------------------------------------------------------------------
Exchange combination              25,000        250     72,142            --           --       (72,392)          --          --
Public stock offering,
 net of costs of $10.4 million     6,500         65    113,050            --           --            --           --     113,115
Restricted stock issued               77          1      1,511        (1,285)          --            --           --         227
Repayment of employee notes
  receivable                          --         --         --            --           --            --           59          59
Distributions to predecessor
  owners                              --         --         --            --           --        (3,395)          --      (3,395)
Net Income (a)                        --         --         --            --       48,244       (30,062)          --      18,182
----------------------------------------------------------------------------------------------------------------------------------
BALANCE, December 31, 1996        31,577     $  316   $186,703      $ (1,285)     $48,244     $      --      $  (775)  $ 233,203
----------------------------------------------------------------------------------------------------------------------------------

(a) Includes a one-time non-cash deferred tax charge of $30.1 million recognized as a result of the Combination consummated on March 29, 1996. See Note 1.


The accompanying notes to consolidated financial statements are an integral part of these statements.

                    BELCO OIL & GAS CORP. AND SUBSIDIARIES
                     Consolidated Statements Of Cash Flows

                                                                              For the Year Ended December 31,

                                                                             1996        1995          1994

CASH FLOWS FROM OPERATING ACTIVITIES:             (in thousands)

  Net income (a) . . . . . . . . . . . . . . . . . . . . . . . .         $18,182        $42,589        $19,256
  Adjustments to reconcile net income to net operating
  cash inflows
    Depreciation, depletion and amortization . . . . . . . . . .          40,904         27,590         14,072
    Deferred tax provision (a) . . . . . . . . . . . . . . . . .          39,967             --             --
    Amortization of restricted stock compensation. . . . . . . .             227             --             --
    Commodity price risk management activities . . . . . . . . .           9,436           (570)           277
    Changes in operating assets and liabilities --
      Accounts receivable, oil and gas . . . . . . . . . . . . .         (11,955)        (6,445)        (6,084)
      Other current assets . . . . . . . . . . . . . . . . . . .            (286)             --          --
      Accounts payable and accrued liabilities . . . . . . . . .          11,584         (1,127)           605
                                                                         -------         ------         ------
        Net operating cash inflows . . . . . . . . . . . . . . .         108,059         62,037         28,126
                                                                         -------         ------         ------

CASH FLOWS FROM INVESTING ACTIVITIES:

  Exploration and development expenditures . . . . . . . . . . .        (142,712)       (71,387)       (52,230)
  Changes in accounts payable and accrued liabilities
    for oil and gas expenditures . . . . . . . . . . . . . . . .            (730)         5,243            721
  Change in advances to oil and gas operators. . . . . . . . . .             (24)         1,566        (1,012)
  Changes in other assets. . . . . . . . . . . . . . . . . . . .            (360)          (555)         (149)
                                                                        --------        -------       -------
        Net investing cash outflows. . . . . . . . . . . . . . .        (143,826)       (65,133)      (52,670)
                                                                        --------        -------       -------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Proceeds from initial public offering. . . . . . . . . . . . .         113,115             --            --
  Long-term borrowings . . . . . . . . . . . . . . . . . . . . .          13,300         17,170         6,930
  Long-term debt repayments. . . . . . . . . . . . . . . . . . .         (35,300)        (2,100)           --
  Equity contributions . . . . . . . . . . . . . . . . . . . . .              --          4,512        50,040
  Equity distributions . . . . . . . . . . . . . . . . . . . . .         (13,490)       (21,173)      (26,468)
  Employee loans, net. . . . . . . . . . . . . . . . . . . . . .              59           (708)         (126)
                                                                         -------        -------       -------
        Net financing cash inflows (outflows). . . . . . . . . .          77,684         (2,299)       30,376
                                                                         -------        -------       -------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS . . . . . . . .          41,917         (5,395)        5,832

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD . . . . . . . .           1,556          6,951         1,119
                                                                          ------        -------       -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD . . . . . . . . . . .        $ 43,473      $   1,556       $ 6,951
_________________________


(a) Prior to March 29, 1996, the earnings of the Company were not subject to corporate income taxes as the Company, prior to the Combination, was a group of non-taxpaying entities. See Note 1.

The accompanying notes to consolidated financial statements are an integral part of these statements.

                 BELCO OIL & GAS CORP. AND SUBSIDIARIES
               Notes to Consolidated Financial Statements


 Note 1 -  ORGANIZATION AND NATURE OF OPERATIONS

Organization

     Belco Oil & Gas Corp. was organized as a Nevada corporation in January 1996 in connection with the combination of assets (the "Combination") consisting of ownership interests (the "Combined Assets") in certain entities and direct interests in oil and gas properties and certain hedge transactions owned by the predecessors and entities related thereto. On March 29, 1996, Belco Oil & Gas Corp. completed its initial public offering (the "Offering") issuing 6,500,000 shares of Common Stock at $19 per share. Belco Oil & Gas Corp. and the owners of the Combined Assets entered into an Exchange and Subscription Agreement and Plan of Reorganization dated as of January 1, 1996 (the "Exchange Agreement") that provided for the issuance by the Company of an aggregate of 25,000,000 shares of Common Stock to such owners in exchange for the Combined Assets on March 29, 1996, the date the Offering closed. The owners of the Combined Assets received shares of Common Stock proportionate to the value of the Combined Assets underlying their ownership interests in the predecessors and the direct interests.

     The Combination was accounted for as a reorganization of entities under common control because of the common control of the stockholders of Belco Oil & Gas Corp. and by virtue of their direct ownership of the entities and interests exchanged. Accordingly, the net assets acquired in the Combination have been recorded at the historical cost basis of the affiliated predecessor owners.

     Belco Oil & Gas Corp. and its subsidiaries and prior to March 29, 1996, the combined predecessor entities, are referred to herein as "Belco" or the "Company".

Nature of Operations

     The Company is an independent energy company engaged in the exploration, development and production of natural gas and oil. The Company operates in this single industry segment, and all operations are conducted in the United States. The Company's operations are presently focused in the Giddings Field (east central Texas), the Moxa Arch Trend (southwest Wyoming) and to a lesser extent the Golden Trend Field (southern Oklahoma) and Louisiana.

     Substantially all of the Company's production is sold under market-sensitive contracts. The Company's revenue, profitability and future rate of growth are substantially dependent upon the price of, and demand for, oil, natural gas and natural gas liquids. Prices for oil and natural gas are subject to wide fluctuation in response to relatively minor changes in the supply of and demand for oil and natural gas, market uncertainty and a variety of additional factors that are beyond the control of the Company. These factors include the level of consumer product demand, weather conditions, domestic and foreign governmental regulations, the price and availability of alternative fuels, political conditions in the Middle East, the foreign supply of oil and natural gas, the price of foreign imports and overall economic conditions. The Company is affected more by fluctuations in natural gas prices than oil prices, because a majority of its production (92 percent during 1996 on a volumetric equivalent basis) was natural gas. With the objective of reducing price risk, the Company has entered into hedging and related price risk management transactions with respect to a significant amount of its expected future production (see Note 6).

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

     The consolidated financial statements for the year ended December 31, 1996 include the accounts of the Company and its wholly-owned subsidiaries. The Company's interests in the Moxa Arch investment programs (the 1992 Moxa Arch Drilling Program, the 1993 Moxa Arch Drilling Program and the Moxa Arch 1992 Offset Drilling Program) are accounted for using the proportionate consolidation method of accounting for investments in oil and gas property interests, whereby the Company's share of each program's assets, liabilities, revenues and expenses is included in the appropriate accounts of the consolidated financial statements. All material intercompany balances and transactions have been eliminated.

     For the years ended December 31, 1995 and 1994, the combined accounts are prepared using the historical costs and results of operations of the combined predecessor entities as if such entities had always been combined.

Property and Equipment

     The Company follows the full-cost method of accounting for oil and gas properties. Accordingly, all costs associated with acquisition, exploration and development of oil and gas reserves, including directly related internal costs, are capitalized. The Company capitalized $3,065,000, $1,181,000 and $127,000 of internal costs during 1996, 1995 and 1994, respectively.

     Oil and gas properties are amortized on the unit-of-production method using estimates of proved reserve quantities. Investments in unproved properties are not amortized until proved reserves associated with the projects can be determined or until impairment occurs. The amortizable base includes estimated future development costs and, where significant, dismantlement, restoration and abandonment costs, net of estimated salvage values.

     In addition, the capitalization costs of proved oil and gas properties are subject to a "ceiling test," which limits such costs to the estimated present value net of related tax effects, discounted at a 10 percent interest rate, of future net cash flows from proved reserves, based on current economic and operating conditions. If capitalized costs exceed this limit, the excess is charged to depreciation, depletion and amortization.

     Sales and other dispositions of proved and unproved properties are accounted for as adjustments of capitalized costs with no gain or loss recognized, unless significant reserves are involved. Abandonments of properties are accounted for as adjustments of capitalized costs with no loss recognized.

Management Fees

     The Company manages three investment programs, which were formed during 1992-1994 to acquire and develop interests in certain drilling prospects. The Company offered, to certain qualified investors, the opportunity to invest in the prospects through participation in the Programs. In return for its management activities on behalf of the Programs, the Company earns an annual management fee of one percent of committed capital. After elimination of management fees received from affiliated entities, including predecessor owners, the Company earned management fees totaling $583,000, $602,000 and $763,000 during 1996, 1995 and 1994, respectively. Such management fees have been credited to oil and gas property costs.

Capitalization of Interest

     Interest costs related to the acquisition and development of unproved properties are capitalized to oil and gas properties. Interest costs capitalized for the years ended December 31, 1996 and 1995, totaled $434,000 and $911,000, respectively. Interest costs for the year ended December 31, 1994, were not significant.

Accounting for Commodity Price Risk Management Activities

     The Company periodically engages in price risk management activities in order to manage its exposure to oil and gas price volatility. Gains and losses related to qualifying hedges of the Company's oil and gas production are deferred and are recognized as revenues as the associated production occurs.

     Estimates of future cash flows applicable to oil and gas commodity hedges are reflected in future cash flows from proved reserves in the supplemental oil and gas disclosures, with such estimates based on prices in effect as of the date of the reserve report (See Note 13).

     Transactions that do not qualify for hedge accounting are accounted for using the mark-to-market method. Under such method, the financial instruments are reflected at market value at the end of the period with resulting unrealized gains and losses recorded as assets and liabilities in the consolidated financial statements. Changes in the market value of outstanding financial instruments are recognized as gain or loss in the period of change.

Revenue Recognition

     Revenue from oil and gas sales is recorded on an accrual basis as title is transferred with deliveries at the wellhead.

Gas Balancing

     The Company uses the sales method to account for natural gas imbalances. Under the sales method, the Company recognizes revenues based on the amount of gas sold to purchasers, which may differ from the amounts to which the Company is entitled based on its interests in the properties. However, revenue is deferred and a liability is recorded for those properties where production sold by the Company exceeds its entitled share of remaining natural gas reserves. Gas balancing obligations as of December 31, 1996 and 1995 were not significant. Additionally, gas imbalances are generally reflected as adjustments to reported gas reserves and future cash flows in the supplemental oil and gas disclosures.

Income Taxes

     The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards (SFAS) No. 109 - "Accounting for Income Taxes," which provides for an asset and liability approach for accounting for income taxes. Under this approach, deferred tax assets and liabilities are recognized based on anticipated future tax consequences, using currently enacted tax laws, attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax bases. Deferred tax assets are reduced by a valuation allowance when, based upon management's estimate, it is more likely than not that a portion of the deferred tax assets will not be realized in a future period.

     The earnings for the years ended December 31, 1995 and 1994 were not subject to corporate income taxes as the Company was a combination of nontaxpaying entities, including Subchapter S, limited liability corporations, partnership and joint venture entities and individual interest. Accordingly, earnings were directly taxable to the individual owners. The pro forma provision for income tax is an estimate of the Company's income taxes that would have been provided in accordance with SFAS No. 109, if the Company were a taxable entity during the periods presented (See Note 5).

Stock-Based Compensation

     The Company accounts for employee stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, the adoption of SFAS No. 123, "Accounting for Stock-Based Compensation" in 1996 had no effect on the Company's results of operations.

Equity Distribution Payable

     Undistributed production revenues for 1995, net of costs and expenses through December 31, 1995 were estimated at $10.1 million for distribution to the predecessor owners in 1996. This amount was accrued as an equity distribution payable at December 31, 1995. Actual required distributions totaled $13.5 million and were distributed in 1996.

Cash Equivalents

     The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Pro Forma Net Income Per Share

     Pro forma net income per share is based on the weighted average number of shares of Common Stock outstanding. The computation assumes that the Company was incorporated during the periods presented and presents the shares issued in connection with the Combination as outstanding for all periods. The effects of Common Stock equivalent shares (stock options) and restricted stock were not material for the year ended 1996.

Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates with regard to these financial statements include the estimated fair value of oil and gas commodity price risk management contracts and the estimate of proved oil and gas reserve volumes and the related discounted future net cash flows therefrom (See Notes 6 and 13).

Note 3 - DEBT

     In December 1994, Belco Energy L.P. entered into a three-year revolving credit facility with The Chase Manhattan Bank N.A. (the "Bank").
Semiannually, the Bank will make a determination of the Company's borrowing base, determined solely at the discretion of the Bank. The Company may request two additional borrowing base redeterminations per annum. At December 31, 1996 the Credit Facility was $30 million with a borrowing base of $15 million.

     Principal outstanding, if any, is due and payable upon maturity in December 1997 with interest due quarterly. The terms of the agreement provide for interest at rates ranging from the prime rate plus .25 percent to .375 percent, or the Eurodollar Rate (ER) plus 1.75 percent to 1.875 percent. The applicable margin over the prime rate or ER varies depending on the aggregate advances outstanding as a percentage of the borrowing base. The unused portions of the borrowing base are subject to a .25 percent commitment fee.

     Covenants contained in the revolving credit agreement limit Belco Energy L.P.'s ability to incur additional indebtedness, create liens on its assets and prohibit speculative transactions in any commodities or futures market. Belco Energy L.P. is also limited in its ability to make loans, investments or guarantees and distributions of retained earnings. At December 31, 1996 restricted retained earnings totaled approximately $30 million. Additionally, Belco Energy L.P. is required to maintain a minimum tangible net worth ($30 million) and certain ratios of leverage (not greater than 1.5:1) and interest coverage (earnings before interest, taxes and depreciation, depletion and amortization to interest expense of not less than 2.75:1). The Bank has the ability in the event of default to perfect a security interest in certain of the Company's properties.

     The Company repaid all of its outstanding bank debt in March 1996 and as of December 31, 1996, there was no outstanding balance. The credit facility remains in effect to finance future obligations of the Company.

Note 4 - RELATED-PARTY TRANSACTIONS

     The Company enters into a substantial portion of its Commodity Price Risk Management Activities with Enron Capital & Trade Resources, a subsidiary of Enron Corp. The Company's Chairman serves on the board of directors of Enron Corp. These agreements were entered into in the ordinary course of business of the Company and are on terms that the Company believes are no less favorable than the terms of similar arrangements with third parties. Pursuant to the terms of these agreements, (i) ECT has paid to the Company a net amount of approximately $5,243,000 with respect to 1996, (ii) ECT has paid to the Company a net amount of approximately $5,370,000 with respect to 1995 and
(iii) the Company paid to ECT a net amount of approximately $22,000 with respect to 1994.

     The Company's executive offices are leased from its Chairman and $250,000 was paid under such lease in 1996. Lease expense for the Company's executive offices for the period from inception through 1995 was paid by the Chairman, with no reimbursement. The Company has recorded an office space and service expense and a corresponding capital contribution of approximately $250,000 and $200,000 for the periods ended December 31, 1995 and 1994, respectively, based on an estimated allocation of space occupied. The Company's remaining commitment related to the office space and service charge is $250,000 per year through 1999. Management believes the fee compares favorably to the terms which might have been available from a non-affiliated party.

     Additionally, from inception through March 31, 1996, the Company's Chairman did not draw any compensation from the Company. The Company has recorded salary and benefits expense and a corresponding capital contribution of $150,000 for each of the periods ended December 31, 1995 and 1994, based on estimates of time devoted to the Company and using expected 1996 compensation. In 1996, the Chairman commenced receiving compensation.

     Certain employees of the Company had an ownership interest in certain oil and gas properties held by the Company as of December 31, 1995, and 1994. The Company had receivables of $775,000, $834,000 and $126,000 as of December 31, 1996, 1995 and 1994, respectively, related to amounts loaned to employees in connection with employee purchases of oil and gas interests. Such receivables have been recorded as a reduction of equity in the consolidated balance sheets, as such interests were exchanged for Common Stock in the Combination (see Note 1). The Company also had payables of $102,000 and $81,000 to the employees at December 31, 1995 and 1994, respectively, related to revenues generated by the properties in which the employees had such ownership interest.

     In 1995, the Company engaged Midway Partners LLC (Midway) to serve as advisor in connection with certain financial matters of the Company, including the Combination and the potential initial public offering of the Company's Common Stock. The Company's Senior Financial and Legal Advisor and General Counsel is one of two managing partners and principals of Midway. In connection with such engagement, the Company has paid Midway an advisory fee of $50,000. In 1996, upon consummation of the offering, the Company paid Midway an additional $200,000.

Note 5 - INCOME TAXES

     Prior to March 29, 1996, the earnings of the Company were not subject to corporate income taxes as the Company, prior to the Combination, was a combination of non-taxpaying entities, including Subchapter S, limited liability corporations, partnership and joint venture entities and individual interests. Accordingly, taxable earnings were directly taxable to the individual owners through the date of the Combination. As a result of the Combination consummated on March 29, 1996, the Company became a taxpaying entity and recorded, in the first quarter of 1996, a $30.1 million one-time, non-cash charge to earnings to establish a deferred tax liability (discussed further below). The historical provision for income taxes for the year ended December 31, 1996 includes the one-time charge. The pro forma provision for income taxes reflected in the Consolidated Statements of Operations for the years ended December 31, 1996, 1995 and 1994 has been presented to reflect the Company's income taxes under the assumption that the Company was a taxpaying entity since its inception.

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

     Total provision for income taxes consists of the following:


                                                             Year Ended
                                                          December 31, 1996
                                                          -----------------
                                                           (In thousands)
Payable currently:

     Federal. . . . . . . . . . . . . . . . . . . . .           $ 6,345
     State. . . . . . . . . . . . . . . . . . . . . .                92
                                                                -------
                                                                  6,437
                                                                -------
Deferred:                                                        39,967
                                                                -------
Total provision for income taxes. . . . . . . . . . .           $46,404
                                                                =======

     The differences between the statutory federal income taxes and the Company's pro forma effective taxes is summarized as follows (in thousands):

                                                            Years Ended December 31,
                                                           1996          1995         1994
                                                           ----          ----         ----
Statutory federal income taxes . . . . . . . . . . .     $22,605       $14,906      $ 6,740
State income tax, net of federal benefit . . . . . .          80           115           50
Section 29 tax credits . . . . . . . . . . . . . . .        (947)         (909)      (1,530)
Other. . . . . . . . . . . . . . . . . . . . . . . .         215          (260)        (230)
                                                         -------       -------      -------
Pro forma provision for income taxes . . . . . . . .     $21,953       $13,852      $ 5,030
                                                         =======       =======      =======


     The principal components of the Company's net deferred income tax liability at December 31, 1996 are as follows (in thousands):




                                                                         1996
Deferred income tax assets
     Commodity price risk management activities. . . . . . . . .      ($1,494)
     Other . . . . . . . . . . . . . . . . . . . . . . . . . . .         (245)
                                                                       -------
                                                                        (1,739)
                                                                       -------
Deferred income tax liabilities
     Depreciation, depletion and amortization. . . . . . . . . .        41,159
     Other . . . . . . . . . . . . . . . . . . . . . . . . . . .           547
                                                                        --------
                                                                        41,706
                                                                       --------
Net deferred income tax liability. . . . . . . . . . . . . . . .       $39,967



Section 29 Tax Credit

     The natural gas production from wells drilled on certain of the Company's properties in the Moxa Arch Trend and Golden Trend Field qualifies for the
Section 29 Tax Credit. The Section 29 Tax Credit is an income tax credit against regular federal income tax liability with respect to sales of the Company's production of natural gas produced from tight gas sand formations, subject to a number of limitations. Fuels qualifying for the Section 29 Tax Credit must be produced from a well drilled or a facility placed in service after November 5, 1990 and before January 1, 1993, and be sold before January 1, 2003.

     The basic credit, which is currently approximately $0.52 per MMBtu of natural gas produced from tight sand reservoirs and approximately $1.03 per MMBtu of natural gas produced from Devonian Shale, is computed by reference to the price of crude oil and is phased out as the price of oil exceeds $23.50 in 1979 dollars (as adjusted for inflation) with complete phaseout if such price exceeds $29.50 in 1979 dollars (as adjusted for inflation). Under this formula, the commencement of phaseout would be triggered if the average price for crude oil rose above approximately $45 per Bbl in current dollars. The Company estimates that it generated approximately $0.9 million of Section 29 Tax Credits in 1996. The Section 29 Tax Credit may not be credited against the alternative minimum tax, but under certain circumstances may be carried over and applied against regular tax liability in future years. Therefore, no assurances can be given that the Company's Section 29 Tax Credits will reduce its federal income tax liability in any particular year. As production from qualified wells decline, the production based tax credit will also decline.

Texas Severance Tax Abatement

     Production from natural gas wells that have been certified as tight formations or deep wells by the Texas Railroad Commission ("high cost gas wells") and that are spudded or completed during the period from June 16, 1989 to September 1, 1996 qualify for an exemption from the 7.5% severance tax in Texas on natural gas and natural gas liquids produced by such wells prior to August 31, 2001. The natural gas production from wells drilled on certain of the Company's properties in the Austin Chalk area qualify for this tax reduction. In addition, high cost gas wells that are spudded or completed during the period from September 1, 1996 to August 31, 2002 are entitled to receive a severance tax reduction upon obtaining a high cost gas certification from the Texas Railroad Commission within 180 days after first production.
The tax reduction is based on a formula composed of the statewide "median" (as determined by the State of Texas from producer reports) and the producer's actual drilling and completion costs. More expensive wells will receive a greater amount of tax credit. This tax rate reduction remains in effect for 10 years or until the aggregate tax credits received equal 50% of the total drilling and completion costs. The reduction in severance taxes for such wells is reflected as a reduction in oil and gas operating expenses and an increase in the standardized measure of discounted future net cash flows relating to proved oil and gas reserves (See Note 13).

Note 6 - COMMODITY PRICE RISK MANAGEMENT ACTIVITIES AND FAIR VALUE OF FINANCIAL INSTRUMENTS

Hedging Transactions

     With the objective of achieving more predictable revenues and cash flows and reducing the exposure to fluctuations in gas and oil prices, the Company has entered into hedging transactions of various kinds with respect to both gas and oil. While the use of these hedging arrangements limits the downside risk of adverse price movements, it may also limit future revenues from favorable price movements. As of December 31, 1996, the Company had entered into hedging transactions with respect to a significant portion of its estimated production for 1997 and to a lesser extent its estimated production for 1998 and 1999. The Company continues to evaluate whether to enter into additional hedging transactions for future years. In addition, the Company may determine from time to time to terminate its then existing hedging positions if market conditions warrant.

     The following table and notes thereto cover the Company's pricing and notional volumes on open natural gas and oil commodity hedges as of December 31, 1996:

                                                                           Production Periods

                                                               ----------------------------------------
                                                                   1997       1998      1999     Total
                                                               ----------------------------------------
Gas -
  Price swaps - receive fixed price (thousand MMBtu) (1)(6)      14,305      3,665        --    17,970
     Average price, per MMBtu                                   $  2.10     $ 2.01        --   $  2.08
  Collars and options (thousand MMBtu) (2)                        8,350      9,885        --    18,235
     Average floor price, per MMBtu                             $  2.05     $ 1.92        --   $  1.98
     Average ceiling price, per MMBtu                           $  2.44     $ 2.16        --   $  2.29
  Price swaps - pay fixed price (thousand MMBtu) (3)              8,777      1,070        --     9,847
     Average price, per MMBtu                                   $  2.20     $ 2.30        --   $  2.21
  Basis swaps (thousand MMBtu) (4)(5)                            35,158     10,950        --    46,108
     Average basis differential, per MMBtu                      $   .20     $  .39        --   $   .25

Oil -
  Price swaps - receive fixed price (MBbls) (1)                     301         35        --       336
     Average price, per Bbl                                     $ 18.49     $18.49        --   $ 18.49
 Collars and options (MBbls) (2)                                    353        242        25       620
     Average floor price, per Bbl                               $ 18.22     $17.21    $17.00   $ 17.78
     Average ceiling price, per Bbl                             $ 21.16     $18.92    $18.50   $ 20.18
  Price swaps - pay fixed price (MBbls) (3)                          60         --        --        60
     Average price, per Bbl                                     $ 21.70         --        --   $ 21.70

__________________

(1) For any particular swap transaction, the counterpart is required to make a payment to the Company in the event that the NYMEX
    Reference Price for any settlement period is less than the swap price for such hedge, and the Company is required to make a payment to the counterparty in the event that the NYMEX Reference Price for any settlement period is greater than the swap price for such hedge.

(2) For any particular collar transaction, the counterparty is required to make a payment to the Company if the average NYMEX Reference
    Price for the reference period is below the floor price for such transaction, and the Company is required to make payment to the counterparty if the average NYMEX Reference Price is above the ceiling price for such transaction.

(3) In order to close certain commodity price hedge positions, the Company entered into various swap positions where the Company is the the fixed-price payer on the swap. In these transactions, the counterparty is required to make a payment to the Company in the event that the NYMEX Reference Price for any settlement period is greater than the swap price, and the Company is required to make a payment to the counterparty in the event that the NYMEX Reference Price for any settlement period is less than the swap price.

(4) Since most of the Company's gas is sold under spot contracts with reference to Houston Ship Channel prices and substantially all of the Company's hedge transactions are based on the NYMEX Reference
    Price, the Company has entered into basis swaps that require the counterparty to make a payment to the Company in the event that the average NYMEX Reference Price per MMBtu for a reference period exceeds the average price per MMBtu for gas delivered at the Houston Ship Channel for such reference period by a stated differential, and requires the Company to make a payment to the counterparty in the event that the NYMEX Reference Price exceeds the Houston Ship Channel price by less than a stated differential (or in the event that the Houston Ship Channel price exceeds the NYMEX Reference Price). The Company also sells its Wyoming gas at prices based on the Northwest Pipeline Rocky Mountain Index and has entered into basis swaps that require the counterparty to make a payment to the Company in the event that the NYMEX Reference
    Price per MMBtu for a reference period exceeds the Northwest
    Pipeline Rocky Mountain Index Price by more than a stated differential and requires the Company to make a payment to the counterparty in the event that the NYMEX Reference Price exceeds the Northwest Pipeline Rocky Mountain Index Price by less than a stated differential (or in the event that the Northwest Pipeline Rocky Mountain Index Price is greater than the NYMEX Reference Price).

(5) Does not include 3,650 thousand MMBtu of basis swaps in 1997 that are extendable at the election of the counterparty.

(6) Does not include 1,825 and 8,205 thousand MMBtu of swaps in 1997 and 1998, respectively, that are extendable at the election of the counterparty.

     All of the above transactions were carried out in the over-the-counter market, and not on the NYMEX, with financial counterparties having at least an investment grade credit rating. All of these transactions provide solely for financial settlements related to closing prices on the NYMEX.

     In 1995 and 1994, a realized hedging gain of $9.5 million and $550,000, respectively, was included in Commodity Price Risk Management Revenues. At December 31, 1995, the Company had net deferred losses of $145,000 for settled derivative contracts and net deferred premium costs of $86,000, relative to future production periods. The current portion of these amounts are included in other current assets and the long-term portion in other assets.

     In 1996, a realized hedging loss of $83,000 was included in Commodity Price Risk Management Revenues. At December 31, 1996, the Company had accrued liabilities of $307,000 for settled derivative contracts and net deferred premium costs of $465,000, relative to future production periods. These amounts are included in Price Risk Management Activities as a current liability and current asset, respectively.

Non-Hedging Transactions

     As described in Note 2, the Company uses the mark-to-market method of accounting for instruments that do not qualify for hedge accounting. The 1996 results of operations included an aggregate pre-tax loss of $5.9 million related to these activities which included (1) net realized losses on settlements totaling $3.9 million, (2) net premiums received totaling $7.4 million and (3) the unrealized loss resulting from net change in the value of the Company's mark-to-market portfolio of price risk management activities for the year ended December 31, 1996 of $9.4 million, all included in Commodity Price Risk Management Revenues. As a result of the increase in oil and natural gas prices which occurred in the fourth quarter, the Company recorded a fourth quarter pre-tax loss of $8.4 million from Commodity Price Risk Management Activities which included a $4.2 million ($2.77 million net of tax) non-cash charge for unrealized losses related to mark-to-market accounting requirements. At December 31, 1996, the Company's consolidated balance sheet reflects $1.8 million and $11.2 million of price risk management assets and liabilities, respectively, which includes primarily the mark-to-market reserve. The Company had not entered into any financial instruments that did not qualify for hedge accounting prior to 1996.

     The following table and notes thereto cover the Company's pricing and notional volumes on open natural gas and oil financial instruments at December 31, 1996, that do not qualify for hedge accounting:

                                                        Production Periods
                                          ----------------------------------------------
                                             1997        1998        1999        Total
Gas -                                     ----------------------------------------------
  Straddles (thousand MMBtu) (1)              1,825          --          --        1,825
     Average price, per MMBtu              $   2.24          --          --     $   2.24
  Calls Sold (thousand MMBtu) (2)            11,260      10,950          --       22,210
     Average price, per MMBtu              $   2.04    $   2.27          --     $   2.15
  Puts Sold (thousand MMBtu) (2)              5,360       1,093          --        6,453
     Average price, per MMBtu              $   1.98    $   2.00          --     $   1.98
  Price swaps - pay fixed price
               (thousand MMBtu)               5,430          --          --        5,430
     Average price, per MMBtu              $   1.99          --          --     $   1.99
Oil -
  Calls Sold (MBbls) (2)                        301          68           6          375
     Average price, per Bbl                 $ 22.41     $ 22.21     $ 22.00     $  22.37
  Puts Sold (MBbls) (2)                          --          60          --           60
     Average price, per Bbl                      --     $ 19.75          --     $  19.75

                                F-15

_______________________

(1) A straddle is a combination of a put sold and a call sold. The Company is required to make a payment to the counterparty in the event that the NYMEX Reference Price for any settlement period is greater than the ceiling price or less than the floor price. The Company receives a significant premium upon entering into such contract.

(2) Calls sold or puts sold under written option contracts, in return for a significant premium received by the Company upon initiation of the contract, the Company is required to make a payment to the counterparty in the event that the NYMEX Reference Price for any settlement period is greater than the price of the call sold, or less than the price of the put sold.

Fair Value of Financial Instruments

     The following table presents the carrying amounts and estimated fair values of the Company's financial instruments at December 31, 1996 and 1995. SFAS No. 107 defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties.


                                           December 31, 1996          December 31, 1995
                                           ------------------        ------------------
                                           Carrying     Fair         Carrying      Fair
                                            Amount      Value         Amount      Value
                                           --------     -----        --------     -----
                                                           (In thousands)

Cash and cash equivalents                   $43,473   $43,473         $1,556      $1,556
Long-term bank debt                              --        --         22,000      22,000
Oil and gas commodity - Hedges                  158    (8,555)           231       9,200
                      - Non-hedges          (9,363)    (9,363)            --        --


     The following methods and assumptions were used to estimate the fair value of the financial instruments summarized in the above table. The carrying values of trade receivables and trade payables included in the accompanying consolidated balance sheets approximated market value at December 31, 1996 and 1995.

Cash and Cash Equivalents

     The carrying amounts approximate fair value because of the short maturity of those instruments.

Long-Term Debt

     The fair value of the Company's debt is assumed to be the same as the carrying value because the interest rate is variable and is reflective of market rates.

Oil and Gas Commodity Financial Instruments

     The estimated fair value of oil and gas commodity financial instruments has been determined by using available market data and applying certain valuation methodologies. In some cases, quotes of termination values were available. Judgment is necessarily required in interpreting market data, and the use of different market assumptions or estimation methodologies could result in different estimates of fair value.

Note 7 - COMMITMENTS AND CONTINGENCIES

Future Contingencies Related to the Moxa Arch Programs

     From 1992 to 1994, the Company established three Moxa Arch investment programs: the 1992 Moxa Arch Drilling Program, the 1993 Moxa Arch Drilling Program, and the Moxa Arch 1992 Offset Drilling Program. The Programs were established to develop certain drilling prospects acquired as a result of a farmout agreement with Amoco Production Company and others. The Company offered certain qualified investors (the Investors) the opportunity to invest in the prospects through participation in the Programs. The Programs have invested $116.6 million in connection with the development of the Moxa Arch Trend of Southwest Wyoming. Through October 30, 1996, the Company owned approximately 55.20 percent of the 1992 Moxa Arch Drilling Program, 32.45 percent of the 1993 Moxa Arch Drilling Program, and 58.21 percent of the Moxa Arch 1992 Offset Drilling Program. On October 31, 1996 the Company purchased from certain third-party investors interests (the "Acquired Interests") in the Belco Oil & Gas Corp. 1992, 1993 and 1992 Offset Moxa Arch Drilling Programs. The effective date of the purchase was October 31, 1996 for financial reporting purposes. The Acquired Interests represent incremental working interests in the Company's natural gas wells in the Moxa Arch trend located in Lincoln, Sweetwater and Uinta Counties, Wyoming. The Company paid aggregate cash consideration of $9.9 million plus an 80% participation in potential natural gas price increases (net of incremental production costs) associated with production from the wells through July 31, 1999 (the "Price Participation Right"). After the purchase, the Company's interest in these programs was increased to 81.5% of the 1992 Moxa Arch Drilling Program, 74.0% of the 1993 Moxa Arch Drilling Program, and 80.5% of the Moxa Arch 1992 Offset Drilling Program. The transaction was accounted for using the purchase method of accounting.

     The remaining third-party investors in the Programs may "put" their interest to Belco annually through 2003, based upon a valuation by a nationally recognized independent petroleum engineering firm of the discounted net present value of the future net revenues from production of proved reserves attributable to the interests. The put amount is to be calculated based upon certain specified parameters including prices, discount factors and reserve life. No investor under the Programs exercised the put right in 1996. The Company is not obligated to repurchase in any one calendar year more than 30% of the interests originally acquired by the program investors (including, for purposes of this calculation, the Company's interest). The Company's purchase price under the put right has not been calculated given that no investors have exercised such right. However, using reserve values presented in Note 13, Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserves (SEC basis using year-end prices and a 10% discount rate), the maximum purchase price if all remaining investors exercised the put option would not be material to the Company as of December 31, 1996.

Lease Commitments

     At December 31, 1996, the Company had operating leases covering office space. Minimum rental commitments under such operating leases are as follows (in thousands):

          Year ending December 31 --

               1997                                $    354
               1998                                     365
               1999                                     250
                                                   --------
                Total                              $    969
                                                   ========

     For the years ended December 31, 1996, 1995 and 1994, total rental expense was approximately $329,000, $317,000 and $200,000, respectively.

                               F-18

Legal Proceedings

     The Company is a named defendant in routine litigation incidental to its business. While the ultimate results of these proceedings cannot be predicted with certainty, the Company does not believe that the outcome of these matters will have a material adverse effect on the Company.

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

Note 8 - CASH FLOW INFORMATION

     The Company paid $4.0 million in income taxes during the 1996 period with the remaining 1996 liability for such taxes due in the first quarter of 1997. No income taxes were paid by the Company in 1995 and 1994 because the applicable taxes were paid by the individual owners of the affiliated entities and properties now included in the Company (See Note 5).

Note 9 - CUSTOMER INFORMATION

Concentrations of Credit Risk

     The Company's revenues are derived from uncollateralized sales to customers in the oil and gas industry. The concentration of credit risk in a single industry affects the Company's overall exposure. The Company has not experienced significant credit losses on such sales.

Major Customers

     Oil and gas sales for 1996 include $44.6 million, $37.7 million and $11.7 million in revenues received from three customers. Also, 1996 revenues included net losses in the amount of $5.9 million related to Commodity Price Risk Management Activities. Oil and gas sales for 1995 include $7.9 million, $21.1 million, $17.2 million and $14.0 million in revenues received from four customers. Also, 1995 revenues include commodity price risk management gains totaling $9.5 million. Oil and gas sales for 1994 include $15.1 million, $7.6 million, $4.9 million and $9.7 million in revenues received from four customers. No other customers individually accounted for 10 percent or more of revenues.

Note 10 - EMPLOYEE BENEFIT PLAN

Retirement Plan

     The Company adopted a 401(k) and savings plan for its employees on January 1, 1995. The plan qualifies under Section 401(k) of the Internal Revenue Code as a salary reduction plan. Under the plan, but subject to certain limitations imposed under the Internal Revenue Code, eligible employees are permitted to (a) defer receipt of up to 15 percent of their compensation on a pre-tax basis (salary deferral contributions) or (b) contribute up to 10 percent of their compensation to the plan on an after-tax basis. The plan provides for a Company matching contribution in an amount equal to 50 percent of a participant's salary deferral contributions that are not in excess of 6 percent of such participant's compensation. The plan also permits the Company, in its sole discretion, to make a contribution that is allocated on the last day of each calendar year to certain eligible participants. Company matching and discretionary contributions are vested over a period of five years at the rate of 20 percent per year.

     During 1996 and 1995, the Company incurred $62,443 and $37,293, respectively, in connection with this plan.

Performance Unit Plan

     In 1996, Belco adopted a performance unit plan which is a long-term incentive compensation plan to be administered by the Stock Option Committee of the Board of Directors. All employees of the Company are eligible to receive an award of performance units under the plan. A performance unit has a performance period that is four consecutive calendar years beginning with and including the calendar year in which the performance unit is granted. The value of a performance unit will be determined based on the ranking of the Company's return on Common Stock during an applicable performance period compared to the return on the shares of Common Stock of certain companies with which the Company competes; however, the maximum value is $2.00 per unit. While payments with respect to performance units will normally be made at the end of the four-year performance period, pro-rated payments may also be made at an earlier time in the event a participant's employment with the Company is involuntarily terminated without cause or is terminated by reason of retirement, death or disability. Payments with respect to performance units will be made in a single sum and may be made in cash, Common Stock or a combination thereof as the Stock Option Committee in its sole discretion may determine. During 1996, the Company granted 250,000 performance units. As of December 31,1996 the Company has made no cash payments in connection with this plan.

Note 11 - CAPITAL STOCK

     Exchange Agreement and Public Equity Offering    On March 29, 1996, the
Exchange Agreement was consummated resulting in the issuance of 25,000,000 shares to the Predecessor Owners (See Note 1). In addition, on March 29, 1996, the Company completed its initial public offering issuing 6,500,000 shares at $19 per share. Net proceeds totaled $113.1 million after offering costs of $10.4 million.

Stock Incentive Plans

     On March 25, 1996, the Company adopted a Stock Incentive Plan (the Plan) under which options for shares of Belco's Common Stock may be granted to officers and employees for up to 2,250,000 shares of Common Stock. Under the Plan, options granted may either be incentive stock options or non-qualified stock options with a maximum term of 10 years and are granted at no less than the fair market of the stock at the date of grant. Options vest 20% per year until fully vested five years from the date of grant.

     A separate plan has been established under which options for shares of Belco's Common Stock may be granted to non-employee directors for up to approximately 158,000 shares of Common Stock. The plan provides that each non-employee director be granted stock options for 3,000 shares annually as of the date of the Annual Meeting. The option price of shares issued is equal to the fair market value of the stock on the date of grant. All options vest 33-1/3% per year, beginning one year from date of grant, until fully vested and expire ten years after the date of grant.

     A summary of the status of the Company's plans (the Plans) as of December 31,1996 and the changes during the year then ended is presented below:


                                                               Number of     Weighted Average
                                                                Options       Exercise Price
                                                               ---------
     Outstanding at beginning of year. . . . . . . . . . . .           --      $       --
          Granted. . . . . . . . . . . . . . . . . . . . . .      409,000           20.91
          Exercised. . . . . . . . . . . . . . . . . . . . .           --              --
          Forfeited. . . . . . . . . . . . . . . . . . . . .       (8,000)          20.09
          Expired. . . . . . . . . . . . . . . . . . . . . .           --              --
                                                                ---------
     Outstanding at end of year. . . . . . . . . . . . . . .      401,000      $    20.91
     Exercisable at end of year. . . . . . . . . . . . . . .           --      $       --
                                                                =========      ==========
     Available for grant at end of year. . . . . . . . . . .    1,929,700
     Weighted average fair value of options granted during      ---------
       the year. . . . . . . . . . . . . . . . . . . . . . .    $   12.73
                                                                ---------


     The following table summarizes information about stock options outstanding at December 31, 1996:

                                  Options Outstanding                            Options Exercisable
                   ------------------------------------------------------------------------------------------
                                       Weighted
                       Number           Average           Weighted            Number            Weighted
                   Outstanding at      Remaining           Average         Exercisable at       Average
Range of Prices       12/31/96      Contractual Life    Exercise Price        12/31/96       Exercise Price
-------------------------------------------------------------------------------------------------------------
$19.00                 310,000           9.25               $19.00               --          $        --
$24.06-32.68            91,000           9.56                27.40               --                   --
                       -------                                                               -----------
                       401,000           9.31               $20.91               --          $        --


     As permitted by SFAS No. 123, the Company applies APB Opinion No. 25 and related Interpretations in accounting for its stock option plans.
Accordingly, no compensation expense has been recognized for the Plans. Had compensation costs been determined based on the fair value at the grant dates consistent with the method of SFAS No. 123, the Company's pro forma net income and pro forma earnings per share would have been reduced to the pro forma amounts indicated below (in thousands, except for per share amounts):

     Pro Forma Net Income            As Reported           $42,633
                                     Pro Forma              42,117

     Pro Forma Earnings Per Share    As Reported           $  1.42
                                     Pro Forma             $  1.40

     The fair value of grants was estimated on the date of grant using the Black-Scholes options pricing model with the following weighted average assumptions used: risk-free interest rate of 6.74 percent, expected volatility of 31.0 percent, expected lives of 7.5 years and no dividend yield. The pro forma amounts shown above may not be representative of future results since this is the first year for the Plans.

        Under the Stock Incentive Plan, participants may be granted stock without cost (restricted stock). During 1996, 77,300 shares of restricted stock were issued under the Plan. The restrictions on disposition lapse 20% each year and non-vested shares must be forfeited in the event employment ceases. Unearned compensation was charged for the market value of the restricted shares at the date the shares were issued. The unearned compensation is shown as a reduction of stockholders' equity in the accompanying consolidated balance sheet and is being amortized ratably as the restrictions lapse. During 1996, $227,000 was charged to expense relating to the Plan.

Note 12 - SUPPLEMENTAL QUARTERLY FINANCIAL DATA (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS):

                                                                  Quarters
                                           -----------------------------------------------------
                                               First        Second         Third        Fourth
                                           -----------------------------------------------------
1996                                                             (Unaudited)

Revenues                                   $   28,610     $   31,555      $   28,027   $ 28,204
                                           ==========     ==========      ==========   ========
Costs and Expenses                         $   12,118     $   12,837      $   13,206   $ 13,649
                                           ==========     ==========      ==========   ========
Pro Forma Net Income                       $   11,066     $   12,354      $    9,782   $  9,431
                                           ==========     ==========      ==========   ========
Pro Forma Net Income Per Share             $     0.44     $     0.39      $     0.31   $   0.30
                                           ==========     ==========      ==========   ========

1995

Revenues                                   $   15,701     $   19,456      $   20,728   $ 22,715
                                           ==========     ==========      ==========   ========
Costs and Expenses                         $    7,070     $    8,910      $    9,015   $ 11,016
                                           ==========     ==========      ==========   ========
Pro Forma Net Income                       $    5,783     $    7,066      $    7,848   $  8,040
                                           ==========     ==========      ==========   ========
Pro Forma Net Income Per Share             $     0.23     $     0.28      $     0.31   $   0.33
                                           ==========     ==========      ==========   ========


     The sum of the individual quarterly pro forma net income per share amounts may not agree with year-to-date pro forma net income per share as each period's computation is based on the weighted average number of common shares outstanding during that period.


Note 13 - SUPPLEMENTAL INFORMATION ON OIL AND GAS EXPLORATION AND PRODUCING ACTIVITIES (UNAUDITED):


Capitalized Costs

     The following table sets forth the capitalized costs and related accumulated depreciation, depletion and amortization relating to the Company's oil and gas production, exploration and development activities as of December 31, 1996 and 1995 (in thousands):

                                                             1996             1995
                                                           --------         --------
     Proved properties . . . . . . . . . . . . . .         $237,150         $152,081
     Unproved properties . . . . . . . . . . . . .           77,570           19,927
     Total capitalized costs . . . . . . . . . . .          314,720          172,008
     Less Accumulated depreciation, depletion and
       amortization. . . . . . . . . . . . . . . .         (86,490)         (45,771)
     Net capitalized costs . . . . . . . . . . . .         $228,230         $126,237


Costs Not Being Amortized

     The following table sets forth a summary of unproved oil and gas property costs not being amortized at December 31, 1996, by the year in which such costs were incurred (in thousands):


                                          1996         1995        1994         1993        Total
                                       --------     --------     --------     --------   --------
Leasehold and seismic. . . . . . .     $ 57,568     $ 10,491     $  8,085     $  1,426   $ 77,570

Costs Incurred

     The following table sets forth the costs incurred in oil and gas acquisition, exploration and development activities as of December 31, 1996, 1995 and 1994 (in thousands):


                                                        1996          1995         1994
Property acquisitions costs
     Proved. . . . . . . . . . . . . . . . .      $     9,871      $     --    $   --
     Unproved. . . . . . . . . . . . . . . .           64,530        13,643       10,916
Exploration costs. . . . . . . . . . . . . .           17,444         2,382        1,727
Development costs. . . . . . . . . . . . . .           50,433        54,451       39,587
Capitalized interest . . . . . . . . . . . .              434           911           --
                                                   ----------      --------    ---------
     Total costs incurred. . . . . . . . . .       $  142,712      $ 71,387    $  52,230
                                                   ==========      ========    =========


Results of Operations for Oil and Gas Producing Activities

     The following table sets forth revenue and direct cost information relating to the Company's oil and gas exploration and production activities as of December 31, 1996, 1995 and 1994 (in thousands):



                                                                  1996          1995          1994
Oil and gas revenues (including commodity                       --------       -------      -------
 price risk management activities). . . . . . . . . . .         $113,743       $78,247      $40,912
Costs and expenses
     Lease operating expenses . . . . . . . . . . . . .            7,024         4,136        3,431
     Production taxes . . . . . . . . . . . . . . . . .              823         1,688        2,079
     Depreciation, depletion and amortization . . . . .           40,904        27,590       14,072
                                                                --------       -------      -------
Results of operations from producing activities before
 income taxes . . . . . . . . . . . . . . . . . . . . .           64,992        44,833       21,330
Pro forma provision for income taxes. . . . . . . . . .           22,095        14,638        5,756
                                                                --------       -------      -------
Pro forma results of operations from producing
  activities. . . . . . . . . . . . . . . . . . . . . .         $ 42,897      $ 30,195      $15,574
                                                                ========      ========      =======
Amortization rate per Mcf equivalent, recurring . . . .         $    .73      $    .64      $   .65
                                                                ========      ========      =======


Oil and Gas Reserve Information

     The following summarizes the policies used by the Company in preparing the accompanying oil and gas reserves and the changes in such standardized measure of discounted future net cash flows relating to proved oil and gas reserves and the changes in such standardized measure from period to period.

     Proved reserves are estimated quantities of crude oil and natural gas which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved developed reserves are proved reserves that can reasonably be expected to be recovered through existing wells with existing equipment and operating methods.

     Proved oil and gas reserve quantities and the related discounted future net cash flows (without giving effect to hedging activities) as of December 31, 1996 and 1995 are based on estimates prepared by Miller & Lents, independent petroleum engineers. Such estimates have been prepared in accordance with guidelines established by the Securities and Exchange Commission (SEC). Reserve estimates for periods prior to December 31, 1995 were not prepared by an independent petroleum engineer. While reserve reports for years ended prior to December 31, 1995 were not prepared contemporaneously, they have been prepared by an in-house engineer on a basis generally consistent with the Miller & Lents report. The Company used the December 31, 1995 Miller & Lents estimates as an initial basis and adjusted such data for actual production and extensions, discoveries and other additions in 1994 to determine the relevant data for each of these periods. The Company also calculated the reserve economics at the end of 1994 using oil and gas prices in effect as of the end of the year.

     There are numerous uncertainties inherent in estimating quantities of proved reserves and in projecting future rates of production and timing of development expenditures, including many factors beyond the control of the Company. The reserve data set forth herein represent only estimates. Reserve engineering is a subjective process of estimating underground accumulations of oil and gas that cannot be measured in an exact way, and the accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. As a result, estimates made by different engineers often vary. In addition, results of drilling, testing and production subsequent to the date of an estimate may justify revision of such estimates, and such revisions may be material. Accordingly, reserve estimates are often different from the quantities of oil and gas that are ultimately recovered.

     The standardized measure of discounted future net cash flows from production of proved reserves was developed by first estimating the quantities of proved reserves and the future periods during which they are expected to be produced based on year-end economic conditions. The estimated future cash flows from proved reserves were then determined based on year-end prices, except in those instances where fixed contracts provide for a higher or lower amount. Estimates of future cash flows applicable to oil and gas commodity hedges have been prepared by the Company and are reflected in future cash flows from proved reserves with such estimates based on prices in effect as of the date of the reserve report. Additionally, future cash flows were reduced by estimated production costs, costs to develop and produce the proved reserves, and when significant, certain abandonment costs, all based on year-end economic conditions. Future net cash flows have been discounted by 10 percent in accordance with SEC guidelines.

      The standardized measure of discounted future net cash flows does not purport, nor should it be interpreted, to present the fair value of the Company's oil and gas reserves. An estimate of fair value would also take into account, among other things, the recovery of reserves not presently classified as proved, anticipated future changes in prices and costs and a discount factor more representative of the time value of money and the risks inherent in reserve estimates.

     Under SEC rules, companies that follow full-cost accounting methods are required to make quarterly "ceiling test" calculations. Under this test, proved oil and gas property costs may not exceed the present value of estimated future net revenues from proved reserves, discounted at 10 percent, as adjusted for related tax effects and deferred tax reserves. Application of these rules during periods of relatively low oil and gas prices, even if of short-term duration, may result in write-downs.

          Standardized Measure of Discounted Future Net Cash Flows
                 Relating to Proved Oil and Gas Reserves

                         (In thousands)


                                                                     December 31,

                                                                  1996            1995            1994


Future cash inflows (2). . . . . . . . . . . . . . . .         $1,071,550       $ 427,213      $ 244,782

Future production costs. . . . . . . . . . . . . . . .           (253,159)        (96,643)       (55,364)

Future development costs . . . . . . . . . . . . . . .            (71,061)        (36,003)        (8,655)
                                                               ----------       ---------      ---------
Future net inflows before income taxes (2) . . . . . .            747,330         294,567        180,763

Discount at 10% annual rate. . . . . . . . . . . . . .           (331,800)        (88,058)       (70,978)

  Discounted future net cash flows
    before income taxes. . . . . . . . . . . . . . . .            415,530         206,509        109,785

Pro forma discounted future income taxes (1) . . . . .           (134,957)        (58,000)       (29,000)
                                                               ----------       ---------      ---------
Standardized measure of discounted
  future net cash flows. . . . . . . . . . . . . . . .         $  280,573       $ 148,509      $  80,785
                                                               ==========       =========      =========





___________________

(1) The earnings of the Company were not subject to corporate income taxes prior to March 29, 1996 as the Company was a combination of nontaxpaying entities. Concurrent with the Exchange
     Agreement (see Note 1), the Company became a taxable corporation. The estimated pro forma income taxes as of December 31, 1995 and 1994, discounted at 10%, have been presented assuming the Company was a taxable entity for all periods.

(2) Oil and gas commodity hedges included in future cash inflows totaled ($60.8) million, $7.6 million and $14.0 million at December 31, 1996, 1995 and 1994, respectively, and such hedges included in discounted future net cash flows before income taxes totaled ($55.2) million, $7.2 million and $12.4 million at December 31, 1996, 1995 and 1994, respectively.

      Changes in Standardized Measure of Discounted Future Net Cash Flows

                               (In thousands)









                                                                              1996        1995           1994

Balance, beginning of year. . . . . . . . . . . . . . . . . . . .    $    148,509      $   80,785       $  61,108

Sales and transfers of oil and
 gas produced, net of production costs. . . . . . . . . . . . . .        (111,780)        (72,423)        (35,402)

Net change in sales price and production costs. . . . . . . . . .         145,133          11,390         (11,205)

Extensions and discoveries. . . . . . . . . . . . . . . . . . . .         153,920         104,549          38,812

Purchases of minerals in place. . . . . . . . . . . . . . . . . .           7,843              --              --

Changes in estimated future development costs . . . . . . . . . .          24,618           8,655             835

Revisions in quantities . . . . . . . . . . . . . . . . . . . . .          50,309              --              --

Accretion of discount . . . . . . . . . . . . . . . . . . . . . .          20,651          10,979           8,511

Other, principally revisions in estimates of timing of
 production . . . . . . . . . . . . . . . . . . . . . . . . . . .         (81,673)         33,574          23,126

Change in income taxes. . . . . . . . . . . . . . . . . . . . . .        (76,957)         (29,000)         (5,000)
                                                                       ---------         --------        --------
Balance, End of year                                                   $ 280,573         $148,509        $ 80,785
                                                                       =========         ========        ========

                           Reserve Quantity Information

                                 Proved Reserves

                                                                    Oil       Gas

                                                                  (MBbls)      (MMcf)

Balance at December 31, 1993 . . . . . . . . . . . . .              963        86,854

  Purchases of minerals in place . . . . . . . . . . .               --            --
  Extensions, discoveries and other additions. . . . .            1,657        45,283
  Revisions of previous estimates. . . . . . . . . . .               --            --
  Sales of minerals in place . . . . . . . . . . . . .               --            --
  Production . . . . . . . . . . . . . . . . . . . . .            (691)       (17,482)
                                                                 -----        -------
Balance at December 31, 1994 . . . . . . . . . . . . .           1,929        114,655

  Purchases of minerals in place . . . . . . . . . . .              --             --
  Extensions, discoveries and other additions. . . . .           1,484        126,562
  Revisions of previous estimates. . . . . . . . . . .              --             --
  Sales of minerals in place . . . . . . . . . . . . .              --             --
  Production . . . . . . . . . . . . . . . . . . . . .            (961)       (37,047)
                                                                 -----        -------
Balance at December 31, 1995 . . . . . . . . . . . . .           2,452        204,170

  Purchases of minerals in place . . . . . . . . . . .              162        21,993
  Extensions, discoveries and other additions. . . . .            1,411        87,319
  Revisions of previous estimates. . . . . . . . . . .               96        22,799
  Sales of minerals in place . . . . . . . . . . . . .               --            --
  Production . . . . . . . . . . . . . . . . . . . . .            (794)       (51,289)
                                                                 -----        -------
Balance at December 31, 1996 . . . . . . . . . . . . .           3,327        284,992
                                                                 =====        =======
Proved Developed Reserves

December 31, 1993. . . . . . . . . . . . . . . . . . .              938        86,223
December 31, 1994. . . . . . . . . . . . . . . . . . .            1,793       100,113
December 31, 1995. . . . . . . . . . . . . . . . . . .            1,838       140,725
December 31, 1996. . . . . . . . . . . . . . . . . . .            2,070       184,904

                                       F-26


                                                                   EX-11.1



                            Belco Oil & Gas Corp.
                    Computation of Earnings Per Share
                  (In thousands, except per share data)




Weighted Average Calculation:                                          1996        1995         1994

Pro forma Net Income . . . . . . . . . . . . . . . . . . . .         $42,633       $28,737       $14,226
                                                                     =======       =======       =======
Weighted average common shares outstanding . . . . . . . . .          29,986        25,000        25,000
                                                                     =======       =======       =======
Pro forma Net Income Per Share . . . . . . . . . . . . . . .         $  1.42       $  1.15       $  0.57
                                                                     =======       =======       =======
Primary Calculation:

Shares issued in connection with the combination and
 assumed outstanding for all periods . . . . . . . . . . . .         25,000         25,000        25,000

Weighted average shares and equivalent shares outstanding:

     Issued in connection with the public offering . . . . .          4,986             --            --
     Restricted stock, treasury stock method . . . . . . . .              9             --            --
     Stock options, treasury stock method. . . . . . . . . .             44             --            --
                                                                     ------        -------       -------

Weighted average common and common equivalent
 shares outstanding. . . . . . . . . . . . . . . . . . . . .         30,039         25,000        25,000
                                                                     ======        =======       =======
Pro forma Net Income . . . . . . . . . . . . . . . . . . . .        $42,633        $28,737       $14,226
                                                                    =======        =======       =======
Pro forma Net Income
     Per Share - Primary . . . . . . . . . . . . . . . . . .        $  1.42        $  1.15       $  0.57
                                                                    =======        =======       =======








The difference between primary and fully diluted earnings per share is not significant.




                                                               EXHIBIT 21.1

SUBSIDIARIES OF BELCO OIL & GAS CORP., a Nevada corporation dated December 31, 1996:

BELCO OPERATING CORP., a Delaware corporation

BELCO ENERGY L.P., a Delaware limited partnership

BELCO FINANCE CO., a Wyoming corporation

BOG WYOMING LLC, a Wyoming limited liability company

GIN LANE CO., a Delaware corporation

FORTUNE CORP., a Texas corporation




                                                                EXHIBIT 23.1


                   CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS

     As independent public accountants, we hereby consent to the incorporation of our report included in this Form 10-K, into Belco Oil & Gas Corp.'s previously filed Registration Statement on Form S-8 No. 33-03552.



                              /s/ Arthur Anderson
                              ___________________________________
                              ARTHUR ANDERSEN LLP


March 25, 1997




                                                   EXHIBIT 23.2

                        Miller and Lents, Ltd.


     The firm of Miller and Lents, Ltd., as independent oil and gas consultants, prepared a report dated February 25, 1997, for Belco Oil & Gas Corp. regarding the proved reserves of Belco Oil & Gas Corp. as of December 31, 1996. We hereby consent to all references to our firm included as a part of the Form 10-K, and the incorporation by reference of the Form 10-K into Belco Oil & Gas Corp.'s Registration Statement on Form S-8 (Registration No. 333-03552).

     Miller and Lents, Ltd. has no interests in Belco Oil & Gas Corp. or in any of its affiliated companies or subsidiaries and is not to receive any such interest as payment for such report and has no director, officer, or employee employed or otherwise connected with Belco Oil & Gas Corp. We are not employed by Belco Oil & Gas Corp. on a contingent basis.

                                   MILLER AND LENTS, LTD.


                                        /s/ P. G. Von Tungeln
                                   By:  ________________________
                                        P. G. Von Tungeln
                                        President

Houston, Texas
March 25, 1997


                        BELCO OIL & GAS CORP.
                             Form 10-K
                         Table of Contents

                                                           Page
                             PART I

Item 1. - BUSINESS . . . . . . . . . . . . . . . . . . . . . . .2
     Overview. . . . . . . . . . . . . . . . . . . . . . . . . .2
     Recent Developments . . . . . . . . . . . . . . . . . . . .2
     Primary Operating Areas . . . . . . . . . . . . . . . . . .4
     Costs Incurred and Drilling Results . . . . . . . . . . . .7
     Acreage . . . . . . . . . . . . . . . . . . . . . . . . . .9
     Productive Well Summary . . . . . . . . . . . . . . . . . .9
     Marketing . . . . . . . . . . . . . . . . . . . . . . . . 10
     Production Sales Contracts. . . . . . . . . . . . . . . . 10
     Price Risk Management Transactions. . . . . . . . . . . . 11
     Texas Severance Tax Abatement . . . . . . . . . . . . . . 12
     Louisiana Severance Tax Abatement . . . . . . . . . . . . 12
     Section 29 Tax Credit . . . . . . . . . . . . . . . . . . 13
     Regulation. . . . . . . . . . . . . . . . . . . . . . . . 13
     Title to Properties . . . . . . . . . . . . . . . . . . . 17
     Employees . . . . . . . . . . . . . . . . . . . . . . . . 17
     Facilities. . . . . . . . . . . . . . . . . . . . . . . . 18
     Forward Looking Information and Risk Factors. . . . . . . 18
     Certain Definitions . . . . . . . . . . . . . . . . . . . 21

Item 2 - PROPERTIES. . . . . . . . . . . . . . . . . . . . . . 22
     Oil and Gas Reserves. . . . . . . . . . . . . . . . . . . 22

Item 3 - LEGAL PROCEEDINGS . . . . . . . . . . . . . . . . . . 24

Item 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS . 24

                            PART II

Item 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS         . . . . . . . . . . . . . . . . . .25

Item 6 - SELECTED FINANCIAL DATA . . . . . . . . . . . . . . . 26

Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS         . . . . . . . . . . . . . . .27
     Overview. . . . . . . . . . . . . . . . . . . . . . . . . 27
     Results of Operations - 1996 Compared to 1995 . . . . . . 28
     Results of Operations - 1995 Compared to 1994 . . . . . . 30
     Liquidity and Capital Resources . . . . . . . . . . . . . 30
     Commodity Price Risk Management Transactions. . . . . . . 32
     Environmental Matters . . . . . . . . . . . . . . . . . . 32
     Information Regarding Forward Looking Statements. . . . . 32

Item 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA . . . . . 33

Item 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
ON ACCOUNTING AND FINANCIAL DISCLOSURE        . . . . . . . .  33

                            PART III

Item 10 -DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT. . 33

Item 11 - EXECUTIVE COMPENSATION . . . . . . . . . . . . . . . 35

Item 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
OWNERS AND MANAGEMENT         . . . . . . . . . . . . . . . . .35

Item 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS . . . 35

                            PART IV

Item 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
ON FORM 8-K         . . . . . . . . . . . . . . . . . . . . . .36