Form 10-Q
period 1997-03-31
BELCO OIL & GAS CORP
filed 1997-05-05
CIK 889005

------------------------------------------------------------------------------

                          UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                          ______________

                            FORM 10-Q

         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934
          FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997


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

                          (212) 644-2200
       (Registrant's telephone number, including area code)
                          ______________

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                   ---   ---

     As of March 31, 1997, there were 31,582,300 shares of the Registrant's Common Stock, par value $.01 per share, outstanding.


------------------------------------------------------------------------------

                      TABLE OF CONTENTS


                                                                       Page


                              PART I
                      FINANCIAL INFORMATION



Item 1.   Financial Statements:
          Condensed Consolidated Balance Sheets at March 31, 1997
               and December 31, 1996                                      1

          Condensed Consolidated Statements of Operations for the
               three months ended March 31, 1997 and 1996                 2

          Condensed Consolidated Changes in Stockholders' Equity for
               the three months ended March 31, 1997                      3

          Condensed Consolidated Statements of Cash Flows for the three
               months ended March 31, 1997 and 1996                       4

          Notes to Condensed Consolidated Financial Statements            5

Item 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations                           8





                             PART II
                        OTHER INFORMATION



Item 1.   Legal Proceedings                                              13

Item 2.   Changes in Securities                                          13

Item 3.   Defaults Upon Senior Securities                                13

Item 4.   Submission of Matters to a Vote of Security-Holders            13

Item 5.   Other Information                                              13

Item 6.   Exhibits and Reports on 8-K                                    14

     Signatures                                                          15

                  PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                      BELCO OIL & GAS CORP.
              CONDENSED CONSOLIDATED BALANCE SHEETS
                          (in thousands)
                           (Unaudited)

                                            March 31, 1997   December 31, 1996
                                            --------------   -----------------
                ASSETS
                ------
CURRENT ASSETS:
     Cash and cash equivalents                 $ 31,863          $ 43,473
     Accounts receivable, oil and gas            23,687            28,934
     Assets from commodity price risk management
      activities                                  4,054             2,249
     Advances to oil and gas operators              437                69
     Other current assets                             4               456
                                               --------          --------
          Total current assets                   60,045            75,181
                                               --------          --------
PROPERTY AND EQUIPMENT:
  Oil and gas properties at cost based on full
    cost accounting
     Proved oil and gas properties              260,521           237,150
     Unproved oil and gas properties             87,475            77,570
     Less   Accumulated depreciation, depletion
      and amortization                          (96,926)          (86,490)
                                               --------          --------
          Net property and equipment            251,070           228,230
                                               --------          --------
OTHER ASSETS                                        870               507
                                               --------          --------
          Total assets                         $311,985          $303,918
                                               ========          ========
          LIABILITIES AND EQUITY
CURRENT LIABILITIES:
     Accounts payable and accrued liabilities  $ 10,029          $ 16,886
     Liabilities from commodity price risk
      management activities                      11,078             7,220
     Income taxes payable                           158             2,408
                                               --------          --------
          Total current liabilities              21,265            26,514
                                               --------          --------
LONG-TERM DEBT                                        0                 0
DEFERRED INCOME TAXES                            45,457            39,967
LIABILITIES FROM COMMODITY PRICE RISK MANAGEMENT
 ACTIVITIES                                           0             4,234
STOCKHOLDERS' EQUITY
     Preferred stock, $.01 par value; 10,000,000
      shares authorized; none issued or outstanding   0                 0
     Common stock ($.01 par value, 120,000,000
      shares authorized; 31,582,300 shares issued
      and outstanding at March 31, 1997)            316               316
     Additional paid-in capital                 186,825           186,703
     Retained earnings                           60,228            48,244
     Unearned compensation                       (1,331)           (1,285)
     Notes receivable for equity interest          (775)             (775)
                                               --------          --------
          Total stockholders' equity            245,263           233,203
                                               --------          --------
          Total liabilities and stockholders'
           equity                              $311,985          $303,918
                                               ========          ========

The accompanying notes are an integral part of these condensed financial statements.

                       BELCO OIL & GAS CORP.
         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              (in thousands, except per share data)
                           (Unaudited)

                                                     Three Months Ended
                                                          March 31,
                                                     ------------------
                                                      1997        1996
                                                      ----        ----
REVENUES:
     Oil and gas sales                             $ 34,405     $ 26,827
     Commodity price risk management                 (3,121)       1,778
     Interest and other                                 375            5
                                                   --------     --------
          Total revenues                             31,659       28,610
                                                   --------     --------

COSTS AND EXPENSES:
     Oil and gas operating expenses                   2,194        1,752
     Depreciation, depletion and amortization        10,436        9,490
     General and administrative                         803          876
                                                   --------     --------
          Total costs and expenses                   13,433       12,118
                                                   --------     --------

INCOME BEFORE INCOME TAXES                           18,226       16,492

PROVISION FOR INCOME TAXES                            6,242  (a)  29,900
                                                   --------     --------

NET INCOME (LOSS)                                  $ 11,984  (a)($13,408)
                                                   ========     ========

PRO FORMA NET INCOME

     Income before income taxes                    $ 18,226     $ 16,492
     Pro forma provision for income taxes             6,242        5,426
                                                   --------     --------

          Pro forma net income                     $ 11,984     $ 11,066
                                                   ========     ========

PRO FORMA NET INCOME PER COMMON SHARE              $   0.38     $   0.44
                                                   ========     ========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING           31,500       25,424
                                                   ========     ========


(a) Includes a one-time non-cash deferred tax charge of $29.9 million recognized as a result of the Combination consummated on March 29, 1996 in connection with the Company's Initial Public Offering and discussed in the Belco Oil & Gas Corp. Prospectus dated March 25, 1996. The pro forma amounts present the Company as if a taxable corporation for all periods and is based on the average number of shares outstanding during the period assuming the Combination had occurred on January 1, 1996.

The accompanying notes are an integral part of these condensed financial statements.

                       BELCO OIL & GAS CORP.
      CONDENSED CONSOLIDATED CHANGES IN STOCKHOLDERS' EQUITY
                          (in thousands)
                           (Unaudited)





                                                                                            Notes
                                Common Stock    Additional                               Receivable
                              -----------------   Paid-In      Unearned        Retained   for Equity
                              Shares    Amount    Capital    Compensation     Earnings    Interest    Total
                             -------------------------------------------------------------------------------
BALANCE, December 31, 1996    31,577    $  316  $  186,703     ($1,285)       $ 48,244     ($775)   $233,203
                             -------------------------------------------------------------------------------

Restricted stock issued            5         0         122         (46)              0         0          76

Net Income                         0         0           0           0          11,984         0      11,984


                             -------------------------------------------------------------------------------
BALANCE, March 31, 1997       31,582    $  316  $  186,825     ($1,331)        $ 60,228    ($775)   $245,263
                             -------------------------------------------------------------------------------









The accompanying notes are an integral part of these condensed financial statements.

                       BELCO OIL & GAS CORP.
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (in thousands)
                           (Unaudited)

                                                           Three Months Ended
                                                               March 31,
                                                           ------------------
                                                           1997          1996
                                                           ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                  $ 11,984     ($13,408)
     Adjustments to reconcile net income (loss) to net
      operating cash inflows
          Depreciation, depletion and amortization        10,436        9,490
          Deferred tax provision (a)                       5,490       29,900
          Amortization of restricted stock compensation       76            0
          Commodity price risk management activities      (2,181)           0
          Changes in operating assets and liabilities --
            Accounts receivable, oil and gas               5,247         (694)
            Other current assets                             452          401
            Accounts payable and accrued liabilities      (3,621)           0
                                                        --------     --------
               Net operating cash inflows                 27,883       25,689

CASH FLOWS FROM INVESTING ACTIVITIES:
     Exploration and development expenditures            (33,276)     (24,257)
     Changes in accounts payable and accrued
      liabilities for oil and gas expenditures            (5,337)       3,773
     Change in advances to oil and gas operators            (368)          45
     Changes in other assets                                (363)        (111)
                                                        --------     --------
               Net investing cash outflows               (39,493)     (20,550)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from initial public offering                     0      113,115
     Long-term borrowings                                      0       13,300
     Long-term debt repayments                                 0      (35,300)
     Equity distributions                                      0      (13,865)
     Other                                                     0           89
                                                        --------     --------
               Net financing cash inflows                      0       77,339

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS         (11,610)      82,478
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD          43,473        1,556
                                                        --------     --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD               $31,863      $84,034
                                                        ========     ========

________________________________
(a) Prior to March 29, 1996, the earnings of the Company were not subject to corporate income taxes as the Company, prior to the Combination, was a group of non-taxpaying entities. See Note 4.

The accompanying notes are an integral part of these condensed financial statements.

BELCO OIL & GAS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1 -  Accounting Policies:
          -------------------

     The financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and reflect all adjustments which are, in the opinion of management, necessary to present a fair statement of the results for the interim periods, on a basis consistent with the annual audited financial statements. All such adjustments are of a normal recurring nature. The results of operations for the interim period are not necessarily indicative of the results to be expected for an entire year. Certain information, accounting policies, and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the Company's Form 10K for the calendar year 1996 which includes financial statements and notes thereto.

Note 2 -  Organization and Principles of Combination:
          ------------------------------------------

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


Note 3 - Pro Forma Net Income Per Share:
         ------------------------------

     Pro forma net income per share is based on the weighted average number of shares of common stock outstanding. The computation assumes that the Company was incorporated during the periods presented and presents the shares issued in connection with the Combination as outstanding for all periods. The effects of common stock equivalent shares (stock options) and restricted stock were not material for the three month periods ended on March 31, 1997 and 1996, respectively.

Note 4 -  Income Taxes:
          ------------

     Prior to March 29, 1996, the earnings of the Company were not subject to corporate income taxes as the Company, prior to the Combination, was a combination of non-taxpaying entities, including Subchapter S, limited liability corporations, partnership and joint venture entities and individual interests. Accordingly, taxable earnings were directly taxable to the individual owners through the date of the Combination. As a result of the Combination consummated on March 29, 1996, the Company became a taxpaying entity and recorded, in the first quarter of 1996, a $29.9 million one-time, non-cash charge to earnings to establish a deferred tax liability (discussed further below). The historical provision for income taxes for the three months ended March 31, 1996 includes the one-time charge. The pro forma provision for income taxes reflected in the Condensed Consolidated Statements of Operations for the three month periods ended March 31, 1997 and 1996 have been presented to reflect the Company's income taxes under the assumption that the Company was a taxpaying entity since its inception.

     Under the liability method specified by Statement of Financial Accounting Standards No. 109, deferred taxes are determined based on the estimated future tax effect of differences between the financial statement and tax basis of assets and liabilities given the provisions of enacted tax laws. At March 31, 1996, the estimated tax basis of the Company's net assets is approximately $85 million below the recorded financial statement amounts. The difference relates primarily to deductions of oil and gas property costs for tax purposes in excess of the deductions for financial reporting purposes. The related tax basis amounts at March 31, 1996, were estimated. At year end 1996, this estimated amount was increased to $30.1 million following the completion of related income tax returns.

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

     The differences between the statutory federal income taxes and the Company's pro forma effective taxes is summarized as follows (in thousands):

                                                    Three Months Ended
                                                        March 31,
                                                    -------------------
                                                     1997         1996
                                                     ----         ----
          Statutory federal income taxes            $6,379       $5,772
          State income tax, net of federal benefit      33           20
          Section 29 tax credits                      (234)        (225)
          Other                                         64         (141)
                                                    ------       ------
          Pro forma provision for income taxes      $6,242       $5,426
                                                    ======       ======

Note 5 -  Commodity Price Risk Management Activities:
          ------------------------------------------

     The Company periodically enters into commodity hedging transactions such as swaps and options in order to manage its exposure to oil and gas price volatility. Gains and losses related to qualifying hedges of the Company's oil and gas production are deferred and recognized as a component of oil and gas sales as the associated production occurs. Reference is made to the December 31, 1996 financial statements of Belco Oil & Gas Corp. included in the Form 10K for the calendar year 1996 for a more thorough discussion of the Company's commodity hedging activities.

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

     For the three months ended March 31, 1997, the Company had net losses of $3.1 million compared to a $1.8 million net gain reported in the first three months of 1996 related to its price risk management activities.

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

     The Company was organized as a Nevada corporation in January 1996 in connection with the Combination (the "Combination") of ownership interests (the "Combined Assets") in certain entities (the "Predecessors") and direct interests in oil and gas properties and certain hedge transactions (the "Direct Interests") owned by members of the Robert A. Belfer family and by employees of the Predecessors and entities related thereto. The Company and the owners of the Combined Assets entered into an Exchange and Subscription Agreement and Plan of Reorganization, dated as of January 1, 1996 (the "Exchange Agreement"), that provided for the issuance by the Company of an aggregate of 25,000,000 shares of Common Stock to such owners in exchange for the Combined Assets on March 29, 1996, the date the Company closed its initial public offering (the "Offering"). The owners of the Combined Assets received shares of Common Stock proportionate to the value of the Combined Assets underlying their ownership interests in the Predecessors and the Direct Interests.

     Pursuant to the Exchange Agreement, the owners of the Combined Assets received all revenues attributable to production and are responsible for all incurred expenses related to the Combined Assets for all periods prior to January 1, 1996. Effective with the Combination, the Company is entitled to receive all revenues and is responsible for all expenses related to the Combined Assets on and after January 1, 1996.

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

     The Company utilizes commodity swaps and options and other commodity price risk management transactions for a portion of its oil and natural gas production to achieve a more predictable cash flow, and to reduce its exposure to price fluctuations. The Company accounts for these transactions as hedging activities or uses mark-to-market accounting for those contracts that do not qualify for hedge accounting. As of March 31, 1997, the Company has various natural gas and oil price risk management contracts in place with respect to portions of its estimated production for the remainder of 1997 and with respect to lesser portions of its estimated production for 1998 and 1999. The Company expects from time to time to either add or reduce the amount of price risk management contracts that it has in place in keeping with its hedging strategy.

     The following table sets forth certain operations data of the Company for the periods presented:

                                           Three Months
                                          Ended March 31,      Variances
                                       -------------------     ---------
                                       1997          1996     AMOUNT     %
                                       ----          ----     ------    --
Oil and Gas Sales (Unhedged)
 (in thousands)                      $34,405       $26,827    $7,578   28%

Commodity Price Risk Management       (3,121)        1,778    (4,334)-276%

Weighted Average Sales Prices
 (Unhedged):
   Oil (per Bbl)                      $22.33        $18.26      4.07   22%
   Gas (per Mcf)                        2.47          1.74      0.73   42%

Net Production Data:
   Oil (MBbl)                            182           222       (40) -18%
   Gas (MMcf)                         12,286        13,266      (980)  -7%
   Gas equivalent (MMcfe)             13,380        14,600    (1,220)  -8%

Data per Mcfe:
   Oil and gas sales revenues
    (Unhedged)                         $2.57         $1.84     $0.73   40%
   Commodity Price Risk Management
    Activities                         (0.23)         0.12     (0.35)-292%
   Oil and gas operating expenses      (0.16)        (0.12)    (0.04)  37%
   General and administrative          (0.06)        (0.06)        0    0%
   Depreciation, depletion and
    amortization                       (0.78)        (0.65)    (0.13)  20%
   Interest income                      0.03             0      0.03    0%
                                       -----         -----     -----   ---
   Pre-tax operating profit            $1.37         $1.13     $0.24   21%
                                       =====         =====     =====   ===

RESULTS OF OPERATIONS

Three Months Ended March 31, 1997 Compared to March 31, 1996

Revenues

     During the first quarter of 1997, oil and gas sales revenues (unhedged) increased $7.6 million, or 28%, to $34.4 million over the prior year comparable period. The revenue increase is the result of higher average price realizations for both oil and natural gas. Production volume during the first quarter of 1997 on an Mcfe basis declined by 8% to 13,380 MMcfe over the prior year comparable period but increased 3% when compared to the fourth quarter 1996 production. Natural gas production represented approximately 92% of total Company production on an Mcfe basis.

     As a result of the substantial oil and gas price increases which occurred in the first quarter of 1997 (which had a positive overall impact on oil and gas sales revenues), commodity price risk management activities resulted in a pre-tax loss of $3.1 million in the first quarter of 1997, consisting of $6.4 million in realized hedging losses which were partially offset by a $3.3 million recovery of prior period required provisions for unrealized mark-to-market losses. The first quarter of 1996 included $1.8 million in hedge related gains. The impact of such activities on an Mcfe basis amounted to a loss of $0.23 ($0.43 cash loss and non-cash gain of $0.20) and a gain of $0.12 (all cash) per Mcfe for the first quarter of 1997 and 1996, respectively.

Costs and Expenses

     Production and Operating Expenses. Production and operating expenses increased 25% from $1.75 million for the first quarter of 1996 to $2.19 million for the comparable period in 1997 due mainly to the increased number of wells on line and higher costs associated with a growing population of older wells. Operating costs were $0.16 per Mcfe for the first quarter of 1997 when compared to $0.12 Mcfe in the first quarter of 1996.

     Depreciation, Depletion and Amortization. Depreciation, depletion and amortization ("DD&A"), for the quarter ended March 31, 1997 increased 10% over the prior year comparable period, from $9.5 million to $10.4 million, primarily due to the drilling of deeper higher cost wells.

     General and Administrative Expenses. General and administrative expense ("G&A") declined 8% in the first quarter of 1997 to $803,000 when compared to the $876,000 incurred in the first quarter of 1996. The rate per Mcfe for G&A costs is unchanged at $0.06.

Income Before Income Taxes

     The Company's income before income taxes for the first quarter of 1997 increased by approximately $1.7 million, or 11%, to $18.2 million from $16.5 million in the prior year period. The increase over the prior year comparable period is due to higher weighted average prices realized for both oil and natural gas.

Income Taxes

     Income tax expenses for the first quarter of 1997 were $6.2 million utilizing an estimated effective income tax rate of 34.25%. In connection with the Combination and Exchange Agreement, the Company became a taxable corporation and, as a result, was required to record a one-time, non-cash charge in the amount of $29.9 million during the first quarter of 1996 to establish a deferred tax liability related to prior years on its balance sheet due to the change in the tax status of the Company. At year end 1996, this estimated amount was increased to $30.1 million following the completion of related income tax returns.

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

     Net operating cash flow (pre-tax), a measure of performance for exploration and production companies, is generally derived by adjusting net income to eliminate the effects of the non-cash depreciation, depletion and amortization expense, provision for deferred income taxes and the non-cash effects of commodity price risk management activities. Net operating cash flow (pre-tax) before changes in working capital was approximately $26.0 million for the first three months each of 1997 and 1996. The Company had working capital amounting to $38.8 million as of March 31, 1997, a decrease from the $89.5 million available immediately following the Company's initial public offering on March 29, 1996.

     For 1997, the Company has budgeted approximately $150 million for capital expenditures which amount may be increased or decreased depending on oil and gas prices, drilling results and other investment opportunities. The Company is currently allocating approximately 77% of its budget to development and exploration projects and approximately 23% to leasehold and seismic acquisition activities, compared to the 45% for development and exploration and 55% for leasehold and seismic in 1996.

     In December of 1994, the Company entered into a three-year $25 million Credit Agreement with The Chase Manhattan Bank, N.A. (the "Credit Facility"). Principal outstanding is due and payable upon maturity in December 1997 with interest due quarterly. In order to finance future capital requirements during the first quarter of 1996, the Company increased the Credit Facility and the Borrowing Base thereunder to $40 million. The Borrowing Base represents the maximum available amount that may be borrowed under the Credit Facility at any given time. Since all indebtedness under the Credit Facility was repaid with proceeds from the Offering, the Company elected to reduce its Credit Facility to $30 million and the Borrowing Base under the Credit Facility to $15 million on May 1, 1996. The reduction in the Borrowing Base permits the Company to pay a lower commitment fee, which is currently calculated at an annual rate of 0.25 of 1% of the unused portion of the available Borrowing Base. The Company may seek to adjust the terms and availability of the Credit Facility in the future in accordance with its anticipated capital requirements. As of March 31, 1997, there were no borrowings under the Credit Facility.

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

Commodity Price Risk Management Transactions

     With the primary objective of achieving more predictable revenues and cash flows and reducing the exposure to fluctuations in oil and natural gas prices, the Company has entered into price risk management transactions of various kinds with respect to both oil and natural gas. While the use of certain of these price risk management arrangements limits the downside risk of adverse price movements, it may also limit future revenues from favorable price movements. The Company engages in transactions such as selling covered calls or straddles which are marked-to-market at the end of the relevant accounting period. Since the futures market historically has been highly volatile, these fluctuations may cause significant impact on the results of any given accounting period. The Company has entered into price risk management transactions with respect to a substantial portion of its estimated production for the remainder of 1997 and with respect to lesser portions of its estimated production for 1998 and 1999. The Company continues to evaluate whether to enter into additional price risk management transactions for 1997 and future years. In addition, the Company may determine from time to time to unwind its then existing price risk management positions as part of its hedging strategy.

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

Recent Accounting Pronouncements

     In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128 - "Earnings per Share" effective for interim and annual periods after December 15, 1997. This statement replaces primary earnings per share ("EPS") with a newly defined basic EPS and modifies the computation of diluted EPS. The Company's basic and diluted EPS computed using the requirements of SFAS 128 are the same as the Company's currently disclosed pro forma net income per common share.

Information Regarding Forward Looking Statements

     The information contained in this Form 10-Q includes certain forward-looking statements. When used in this document, such words as "expect", "believes", "potential", and similar expressions are intended to identify forward-looking statements. Although Belco believes that its expectations are based on reasonable assumptions, it is important to note that actual results could differ materially from those projected by such forward-looking statements. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, the timing and extent of changes in commodity prices for oil and gas, the need to develop and replace reserves, environmental risk, the substantial capital expenditures required to fund its operations, drilling and operating risks, risks related to exploration and development, uncertainties about the estimates of reserves, competition, government regulation and the ability of the Company to implement its business strategy.

                    PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS                                   NONE

ITEM 2 - CHANGES IN SECURITIES                               NONE

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES                     NONE

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS NONE

ITEM 5 - OTHER INFORMATION                                   NONE

Item 6.          Exhibits and Reports on Form 8-K


(a) Exhibits. The following exhibits are filed as part of this report:

Exhibit No.                                                            Page
-----------                                                            ----

    11.1       Computation of Earnings per Share                         16


(b)   Reports on Form 8-K:

      None.

                           SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     BELCO OIL & GAS CORP.,
                                     a Nevada corporation
                                         (REGISTRANT)


Date         5/2/97               /s/  LAURENCE D. BELFER
             ------         -------------------------------------
                                    Laurence D. Belfer,
                            President and Chief Operating Officer



Date         5/2/97                /s/ DOMINICK J. GOLIO
             ------         --------------------------------------
                                     Dominick J. Golio,
                      Vice President - Finance and Chief Financial Officer

                                   -15-