Form 10-Q
period 1997-06-30
BELCO OIL & GAS CORP
filed 1997-08-12
CIK 889005

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                         ______________

                           FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR
           15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
           FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997


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

                        (212) 644-2200
      (Registrant's telephone number, including area code)
                         ______________

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                    --    --
     As of June 30, 1997, there were 31,581 shares of the Registrant's Common Stock, par value $.01 per share, outstanding.

                      TABLE OF CONTENTS



                                                        Page
                            PART I
                     FINANCIAL INFORMATION



Item 1.   Financial Statements:
          Condensed Consolidated Balance Sheets
            at June 30, 1997 and December 31, 1996         1

          Condensed Consolidated Statements of Operations
            for the three and six months ended June 30,
            1997 and 1996                                  2

          Condensed Consolidated Changes in Stockholders'
            Equity for the six months ended June 30, 1997  3

          Condensed Consolidated Statements of Cash Flows
            for the six months ended June 30, 1997 and
            1996                                           4

          Notes to Condensed Consolidated Financial
            Statements                                     5

Item 2.   Management's Discussion and Analysis of
            Financial Condition and Results of Operations  7




                            PART II
                       OTHER INFORMATION

Item 1.   Legal Proceedings                               13

Item 2.   Changes in Securities                           13

Item 3.   Defaults Upon Senior Securities                 13

Item 4.   Submission of Matters to a Vote of
            Security-Holders                              13

Item 5.   Other Information                               13

Item 6.   Exhibits and Reports on 8-K                     14

          Signature                                       15

                PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                      BELCO OIL & GAS CORP.
             CONDENSED CONSOLIDATED BALANCE SHEETS
                        (in thousands)
                          (Unaudited)

                                  June 30, 1997  December 31, 1996
                                  -------------  -----------------
               ASSETS
CURRENT ASSETS:
  Cash and cash equivalents          $ 1,878          $43,473
  Accounts receivable, oil and gas    22,571           28,934
  Assets from commodity price risk
    management activities              2,876            2,249
  Advances to oil and gas operators      674               69
  Other current assets                 2,196              456
                                     -------          -------
     Total current assets             30,195           75,181
                                     -------          -------
PROPERTY AND EQUIPMENT:
Oil and gas properties at cost
  based on full cost accounting --
  Proved oil and gas properties      294,936          237,150
  Unproved oil and gas properties     79,677           77,570
  Less--Accumulated depreciation,
    depletion and amortization      (108,188)         (86,490)
                                    ---------         --------
     Net property and equipment      266,425          228,230
                                    ---------         --------
OTHER ASSETS                          31,462              507
                                    ---------         --------
     Total assets                   $328,082         $303,918
                                    =========        =========

          LIABILITIES AND EQUITY
CURRENT LIABILITIES:
  Current maturities of long-term
    debt                            $ 10,000         $     --
  Accounts payable and accrued
    liabilities                        4,931           16,886
  Liabilities from commodity price
    risk management activities         5,578            7,220
  Income taxes payable                    13            2,408
                                    --------         --------
     Total current liabilities        20,522           26,514
                                    --------         --------
  LONG-TERM DEBT                           -                -
  DEFERRED INCOME TAXES               48,871           39,967
  LIABILITIES FROM COMMODITY PRICE
    RISK MANAGEMENT ACTIVITIES         3,717            4,234
  STOCKHOLDERS' EQUITY
    Preferred stock, $.01 par value;
      10,000,000 shares authorized;
      none issued or outstanding           -                -
    Common stock ($.01 par value,
      120,000,000 shares authorized;
      31,581 shares issued and
      outstanding at June 30, 1997)      316              316
    Additional paid-in capital       186,798          186,703
    Retained earnings                 69,860           48,244
    Unearned compensation             (1,227)          (1,285)
    Notes receivable for equity
      interest                          (775)            (775)
                                     --------         --------
      Total stockholders' equity      254,972          233,203
                                     --------         --------
          Total liabilities and
            stockholders' equity     $328,082         $303,918
                                     ========         ========

The accompanying notes are an integral part of these condensed financial statements.

                      BELCO OIL & GAS CORP.
         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              (in thousands, except per share data)
                           (Unaudited)

                             Three Months Ended   Six Months Ended
                                   June 30,           June 30,
                             ------------------   ----------------
                               1997      1996     1997        1996
                               ----      ----     ----        ----
REVENUES:
  Oil and gas sales          $28,173   $29,819  $62,578   $56,646
  Commodity price risk
    management                    23       855   (3,098)    2,633
  Interest and other             893       881    1,268       886
                             -------   -------  -------   -------
     Total revenues           29,089    31,555   60,748    60,165
                             -------   -------  -------   -------
COSTS AND EXPENSES:
  Oil and gas operating
    expenses                   2,310     2,127    4,504     3,879
  Depreciation, depletion
    and amortization          11,262     9,830   21,698    19,320
  General and administrative     867       880    1,670     1,756
                              ------     -----   ------    ------
     Total costs and expenses 14,439    12,837   27,872    24,955
                              ------    ------   ------    ------
INCOME BEFORE INCOME TAXES    14,650    18,718   32,876    35,210
PROVISION FOR INCOME TAXES     5,018     6,364   11,260(a) 36,264
                              ------    ------   ------    ------
NET INCOME (LOSS)            $ 9,632   $12,354  $21,616(a)$(1,054)
                             =======   =======   ======    ======
PRO FORMA NET INCOME
  Income before income taxes $14,650   $18,718  $32,876   $35,210
  Pro forma provision for
   income taxes                5,018     6,364   11,260    11,790
                             -------   -------  -------   -------
  Pro forma net income       $ 9,632   $12,354  $21,616   $23,420
                             =======   =======   ======   =======
PRO FORMA NET INCOME PER
  COMMON SHARE               $  0.31   $  0.39  $  0.69   $  0.82
                             =======   =======   ======   =======
WEIGHTED AVERAGE COMMON
  SHARES OUTSTANDING          31,500    31,500   31,500    28,447
                             =======   =======   ======   =======

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

                       BELCO OIL & GAS CORP.
   CONDENSED CONSOLIDATED CHANGES IN STOCKHOLDERS' EQUITY
                       (in thousands)
                         (Unaudited)
















                                   Addi-                      Notes
                    Common Stock  tional  Unearned          Receivable
                    ------------  Paid-In Compen-  Retained   Equity
                  Shares   Amount Capital  sation  Earnings  Interest  Total
                  ------   ------ ------- -------- -------- ----------  -----
BALANCE,
December 31, 1996 31,577   $ 316 $186,703 ($1,285) $48,244   ($775)  $233,203

Restricted
stock issued           4       -       95      58        -       -        153

Net Income             -       -        -       -   21,616       -     21,616

BALANCE,
June 30, 1997     31,581   $ 316 $186,798 ($1,227) $69,860   ($775)  $254,972














The accompanying notes are an integral part of these condensed financial statements.

                      BELCO OIL & GAS CORP.
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (in thousands)
                           (Unaudited)

<catpion>
                                           Six Months Ended
                                               June 30,
                                           ----------------
                                            1997      1996
                                            ----      ----

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                       $21,616   $(1,054)
  Adjustments to reconcile net income
   (loss) to net operating cash inflows--
   Depreciation, depletion and
     amortization                          21,698    19,320
   Deferred tax provision (a)               8,904    35,644
   Amortization of restricted stock
     compensation                             152         -
   Commodity price risk management
     activities                            (2,786)        -
   Changes in operating assets and
     liabilities --
     Accounts receivable, oil and gas       6,363    (8,207)
     Other current assets                      53       401
     Accounts payable and accrued
       liabilities                         (2,785)    2,539
                                           ------    ------
     Net operating cash inflows            53,215    48,643

CASH FLOWS FROM INVESTING ACTIVITIES:
  Exploration and development expenditures(71,693)  (59,778)
  Investment in Hugoton Energy Corp.      (30,870)       --
  Changes in accounts payable and accrued
    liabilities for oil and gas
    expenditures                           (1,564)    4,616
  Proceeds from sale of oil and gas
    properties                             11,800        --
  Change in advances to oil and gas
    operators                                (605)       45
  Changes in other assets                  (1,878)     (106)
                                           ------    ------
      Net investing cash outflows         (94,810)  (55,223)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from initial public offering         -   113,115
  Long-term borrowings                          -    13,300
  Long-term debt repayments                     -   (35,300)
  Equity distributions                          -   (13,865)
  Other                                         -        89
                                           ------    ------
     Net financing cash inflows                 -    77,339
INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                             (41,595)   70,759
CASH AND CASH EQUIVALENTS AT BEGINNING
  OF PERIOD                                43,473     1,556
                                           ------    ------
CASH AND CASH EQUIVALENTS AT END OF
  PERIOD                                  $ 1,878   $72,315
                                          =======   =======
________________________________

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

Note 3 - Pro Forma Net Income Per Share:

Pro forma net income per share is based on the weighted average number of shares of common stock outstanding. The computation assumes that the Company was incorporated during the periods presented and presents the shares issued in connection with the Combination as outstanding for all periods. The effects of common stock equivalent shares (stock options) and restricted stock were not material for the three and six month periods ended on June 30, 1997 and 1996, respectively.

Note 4 - Income Taxes:

Prior to March 29, 1996, the earnings of the Company were not subject to corporate income taxes as the Company, prior to the Combination, was a combination of non-taxpaying entities, including Subchapter S, limited liability corporations, partnership and joint venture entities and individual interests. Accordingly, taxable earnings were directly taxable to the individual owners through the date of the Combination. As a result of the Combination consummated on March 29, 1996, the Company became a taxpaying entity and recorded, in the first quarter of 1996, a $29.9 million one-time, non-cash charge to earnings to establish a deferred tax liability. The historical provision for income taxes for the six months ended June 30, 1996 includes the one-time charge. The pro forma provision for income taxes reflected in the Condensed Consolidated Statements of Operations for the three and six month periods ended June 30, 1997 and 1996 have been presented to reflect the Company's income taxes under the assumption that the Company was a taxpaying entity since its inception.

The differences between the statutory federal income taxes and the Company's pro forma effective taxes is summarized as follows (in thousands):

                                          Three Months Ended  Six Months Ended
                                               June 30,           June 30,
                                          ------------------------------------
                                            1997       1996     1997    1996
                                            ----       ----     ----    ----
  Statutory federal income taxes          $ 5,128    $ 6,551  $11,507 $12,324
  State income tax, net of federal benefit     26         20       59      40
  Section 29 tax credits                     (211)      (175)    (445)   (400)
  Other                                        75        (32)     139    (174)
                                          -------    -------  ------- -------
  Pro forma provision for income taxes    $ 5,018    $ 6,364  $11,260 $11,790
                                          =======    =======  ======= =======

Note 5 - Commodity Price Risk Management Activities:

The Company periodically enters into commodity hedging transactions such as swaps and options in order to manage its exposure to oil and gas price volatility. Gains and losses related to qualifying hedges of the Company's oil and gas production are deferred and recognized as revenues as the associated production occurs. Reference is made to the December 31, 1996 financial statements of Belco Oil & Gas Corp. included in the Form 10K for the calendar year 1996 for a more thorough discussion of the Company's commodity hedging activities.

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

For the six months ended June 30, 1997, the Company had net losses of $3.1 million compared to a $2.6 million net gain reported in the first six months of 1996 related to its price risk management activities.

Note 6 - Investment in Hugoton Energy Corporation:

In June 1997 the Company purchased 2,940,000 shares of common stock of Hugoton Energy Corporation (Hugoton) at $10.50 per share or a total investment of $30.9 million. The Company's offer to purchase the remaining shares of Hugoton was subsequently withdrawn. This investment is presently carried at cost on the Company's Balance Sheet.

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

   The Company's revenue, profitability and future rate of growth are substantially dependent upon prevailing prices for natural gas, oil and condensate. These prices are dependent upon numerous factors beyond the Company's control, such as economic, political and regulatory developments and competition from other sources of energy. The energy markets have historically been very volatile, and there can be no assurance that oil and natural gas prices will not be subject to wide fluctuations in the future. A substantial or extended decline in oil and natural gas prices could have a material adverse effect on the Company's financial position, results of operations and access to capital, as well as the quantities of natural gas and oil reserves that the Company may economically produce. Natural gas produced is sold under contracts that primarily reflect spot market conditions for their particular area. The Company markets its oil with other working interest owners on spot price contracts and typically receives a premium compared to the price posted for such oil. Approximately 90% of the Company's production volumes relate to the sale of natural gas.

   The Company utilizes commodity swaps and options and other commodity price risk management transactions for a portion of its oil and natural gas production to achieve a more predictable cash flow, and to reduce its exposure to price fluctuations. The Company accounts for these transactions as hedging activities or uses mark-to-market accounting for those contracts that do not qualify for hedge accounting. As of June 30, 1997, the Company has various natural gas and oil price risk management contracts in place with respect to portions of its estimated production for the remainder of 1997 and with respect to lesser portions of its estimated production for 1998 and 1999. The Company expects from time to time to either add or reduce the amount of price risk management contracts that it has in place in keeping with its hedging strategy.

   The following table sets forth certain operations data of the Company for the periods presented:

                      Three Months                   Six Months
                     Ended June 30,   Variances    Ended June 30,  Variances
                     --------------   ---------    --------------  ---------
                      1997    1996   AMOUNT    %    1997    1996  AMOUNT     %
                      ----    ----   ------   --    ----    ----  ------    --
Oil and Gas Sales
 (Unhedged) (in
  thousands)        $28,173 $29,819 $(1,646)  -6% $62,578 $56,646 $5,932   10%

Commodity Price Risk
 Management              23     855    (832) -97%  (3,098)  2,633 (5,731)-218%

Weighted Average
 Sales Prices
  (Unhedged):
  Oil (per Bbl)     $ 19.25 $ 21.71 $ (2.46)-11%  $ 20.49 $ 19.93 $ 0.56    3%
  Gas (per Mcf)        1.79    1.90   (0.11) -6%    2.12    1.81   0.31   17%

Net Production Data:
  Oil (Mbbl)            271     192      79  41%     453     414     39    9%
  Gas (Mmcf)         12,814  13,521    (707) -5%  25,100  26,787 (1,687)  -6%
  Gas equivalent
   (Mmcfe)           14,438  14,671    (233) -2%  27,818  29,271 (1,452)  -5%

Data per Mcfe:

  Oil and gas sales
    revenues
   (Unhedged)        $ 1.95  $ 2.03  $(0.08) -4%  $ 2.25  $ 1.94 $ 0.31   16%
  Commodity Price
    Risk Management
    Activities--         --    0.06   (0.06)-100%  (0.11)   0.09  (0.20)-224%
  Oil and gas opera-
    ting expenses     (0.16)  (0.14)  (0.02) -14%  (0.16)  (0.13) (0.03) -22%
  General and admin-
    istrative         (0.06)  (0.06)     --   --%  (0.06)  (0.06)     --   --%
  Depreciation,
   depletion and
   amortization       (0.78)  (0.67)  (0.11) -16%  (0.78)  (0.66)  (0.12)-18%
  Interest income      0.06    0.06      --   --%   0.04    0.02    0.02 100%
  Pre-tax operating
    profit           $ 1.01  $ 1.28  $(0.27) -21%  $1.18   $1.20  $(0.02) -2%

RESULTS OF OPERATIONS

Three Months Ended June 30, 1997 Compared to June 30, 1996

Revenues

   During the second quarter of 1997, oil and gas sales revenues (unhedged) decreased $1.6 million, or 6%, to $28.2 million over the prior year comparable period. The revenue decrease is the result of a slight decline in daily equivalent Mcf production and lower average price realizations for both oil and natural gas. Production volume during the second quarter of 1997 on an Mcfe basis declined by 1.6% to 159 MMcfe per day over the prior year comparable period but increased 8% when compared to the first quarter 1997 production. Natural gas production represented approximately 90% of total Company production on an Mcfe basis.

   As a result of the lower oil and gas price realizations during the second quarter of 1997, commodity price risk management activities resulted in a net pre-tax gain of $23,000 in the second quarter of 1997, consisting of $1.452 million in realized losses which were completely offset by a $1.475 million unrealized mark-to-market gain. The second quarter of 1996 included $0.9 million in hedge related gains. The net impact of such activities on an Mcfe basis was neutral ($0.10 cash loss and non-cash gain of $0.10) and a gain of $0.06 (all cash) per Mcfe for the second quarter of 1997 and 1996, respectively.

Costs and Expenses

   Production and Operating Expenses. Production and operating expenses increased 9% from $2.1 million for the second quarter of 1996 to $2.31 million for the comparable period in 1997 due mainly to the increased number of wells on line and higher costs associated with a growing population of wells. Operating costs were $0.16 per Mcfe for the second quarter of 1997 when compared to $0.14 per Mcfe in the second quarter of 1996.

   Depreciation, Depletion and Amortization. Depreciation, depletion and amortization ("DD&A"), for the quarter ended June 30, 1997 increased 15% over the prior year comparable period, from $9.8 million to $11.3 million, primarily due to the drilling of deeper higher cost wells.

    General and Administrative Expenses. General and administrative expense ("G&A") declined 2% in the second quarter of 1997 to $866,000 when compared to the $880,000 incurred in the second quarter of 1996. The rate per Mcfe for G&A costs is unchanged at $0.06.

Income Before Income Taxes

   The Company's income before income taxes for the second quarter of 1997 decreased by approximately $4.1 million, or 22%, to $14.65 million from $18.72 million in the prior year period. The decrease over the prior year comparable period is principally due to lower weighted average prices realized for both oil and natural gas and higher DD&A expense per Mcfe.

Income Taxes

   Income tax expense for the second quarter of 1997 and 1996 were $5.0 and $6.4 million utilizing estimated effective income tax rates of 34.25% and 34.0%, respectively.

Six Months Ended June 30, 1997 Compared to June 30, 1996

Revenues

   For the first six months of 1997, oil and gas sales revenues (unhedged) increased $5.9 million, or 10%, to $62.6 million over the prior year comparable period. The revenue increase is the result of higher average price realizations for both oil and natural gas. Production volume during the first six months of 1997 on an Mcfe basis declined by 5% to 27,818 Mmcfe when compared to the prior year comparable period but increased 4% when compared to the last half of calendar year 1996 production. Natural gas production represented approximately 90% of total Company production on an Mcfe basis.

   As a result of the substantial oil and gas price increases which occurred in the first quarter of 1997 (which had a positive overall impact on oil and gas sales revenues), commodity price risk management activities during the first half of 1997 resulted in a net pre-tax loss of $3.1 million, consisting of $7.9 million in realized losses which were partially offset by a $4.8 million unrealized mark-to-market gain. The impact of such activities on an Mcfe basis amounted to a net loss of $0.11 ($0.28 cash loss and non-cash gain of $0.17) and a gain of $0.09 (all cash) per Mcfe for the first half of 1997 and 1996, respectively.

Costs and Expenses

   Production and Operating Expenses. Production and operating expenses increased 16% from $3.9 million in the first half of 1996 to $4.5 million for the comparable period in 1997 due mainly to the increased number of wells on line and higher costs associated with new oil wells and a growing population of older wells. Operating costs were $0.16 per Mcfe for the first six months of 1997 when compared to $0.13 per Mcfe in the first six months of 1996.

   Depreciation, Depletion and Amortization. Depreciation, depletion and amortization ("DD&A"), for the first half of 1997 increased 12% over the prior year comparable period, from $19.3 million to $21.7 million, primarily due to the drilling of deeper higher cost wells.

    General and Administrative Expenses. General and administrative expense ("G&A") declined 5% in the first half of 1997 to $1,669,000 when compared to the $1,756,000 incurred in the first half of 1996. The rate per Mcfe for G&A costs is unchanged at $0.06.

Income Before Income Taxes

   The Company's income before income taxes for the first half of 1997 decreased by approximately $2.3 million, or 7%, to $32.9 million from $35.2 million in the prior year period. The decrease over the prior year comparable period is due to commodity price risk management activities and lower production offset in part by higher weighted average prices realized for both oil and natural gas.

Income Taxes

   Income tax expenses for the first half of 1997 were $11.3 million utilizing an estimated effective income tax rate of 34.25%. In connection with the Combination and Exchange Agreement, the Company became a taxable corporation and, as a result, was required to record a one-time, non-cash charge in the amount of $29.9 million during the first half of 1996 to establish a deferred tax liability related to prior years on its balance sheet due to the change in the tax status of the Company. At year end 1996, this estimated amount was increased to $30.1 million following the completion of related income tax returns.


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

   Net operating cash flow (pre-tax), a measure of performance for exploration and production companies, is generally derived by adjusting net income to eliminate the effects of the non-cash depreciation, depletion and amortization expense, provision for deferred income taxes and the non-cash effects of commodity price risk management activities. Net operating cash flow (pre-tax) before changes in working capital was approximately $49.6 and 53.9 million for the first six months of 1997 and 1996, respectively. The Company had working capital amounting to $9.7 million as of June 30, 1997, a decrease from the $48.7 million available as of December 31, 1996.

   For 1997, the Company has budgeted approximately $150 million for capital expenditures which amount may be increased or decreased depending on oil and gas prices, drilling results and other investment opportunities. The Company is currently allocating approximately 77% of its budget to development and exploration projects and approximately 23% to leasehold and seismic acquisition activities, compared to the 45% for development and exploration and 55% for leasehold and seismic in 1996. During the eighteen month period ending June 30, 1997, the Company has expended approximately $72 million on new leases for potential development over the next several years.

   In June, 1997 the Company purchased 2,940,000 shares of common stock of Hugoton Energy Corporation at $10.50 per share or a total investment of $30.9 million as of June 30, 1997.

   In December of 1994, the Company entered into a three-year $25 million Credit Agreement with The Chase Manhattan Bank, N.A. (the "Credit Facility"). Principal outstanding is due and payable upon maturity in December 1997 with interest due quarterly. In order to finance future capital requirements during the first quarter of 1996, the Company increased the Credit Facility and the Borrowing Base thereunder to $40 million. The Borrowing Base represents the maximum available amount that may be borrowed under the Credit Facility at any given time. Since all indebtedness under the Credit Facility was repaid with proceeds from the Offering, the Company elected to reduce its Credit Facility to $30 million and the Borrowing Base under the Credit Facility to $15 million on May 1, 1996. The reduction in the Borrowing Base permits the Company to pay a lower commitment fee, which is currently calculated at an annual rate of 0.25 of 1% of the unused portion of the available Borrowing Base. The Company is currently renegotiating its Credit Agreement with the Chase Manhattan Bank and is expected to have a new facility in place prior to the expiration of the current Agreement. As of June 30, 1997, a total of $10 million in advances were made to the Company and outstanding under the Credit Facility.

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

Commodity Price Risk Management Transactions

   With the primary objective of achieving more predictable revenues and cash flows and reducing the exposure to fluctuations in oil and natural gas prices, the Company has entered into price risk management transactions of various kinds with respect to both oil and natural gas. While the use of certain of these price risk management arrangements limits the downside risk of adverse price movements, it may also limit future revenues from favorable price movements. The Company engages in transactions such as selling covered calls or straddles which are marked-to-market at the end of the relevant accounting period. Since the futures market historically has been highly volatile, these fluctuations may cause significant impact on the results of any given accounting period. The Company has entered into price risk management transactions with respect to a substantial portion of its estimated production for the remainder of 1997 and with respect to lesser portions of its estimated production for 1998 and 1999. The Company continues to evaluate whether to enter into additional price risk management transactions for 1997 and future years. In addition, the Company may determine from time to time to unwind its then existing price risk management positions as part of its price risk management strategy.

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

ITEM 1 - LEGAL PROCEEDINGS                              NONE

ITEM 2 - CHANGES IN SECURITIES                          NONE

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES                NONE

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF
           SECURITY-HOLDERS                             NONE

ITEM 5 - OTHER INFORMATION                              NONE

ITEM 6 - Exhibits and Reports on Form 8-K

(a) Exhibits. The following exhibits are filed as part of this report:

Exhibit No.                                             Page

  11.1    Computation of Earnings per Share               16

(b)  Reports on Form 8-K:

     None

                       SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        BELCO OIL & GAS CORP.,
                                        a Nevada corporation
                                        (REGISTRANT)


Date       8/8/97                       /s/ LAURENCE D. BELFER
        ------------                    ----------------------
                                          Laurence D. Belfer,
                                 President and Chief Operating Officer



Date       8/8/97                        /s/ DOMINICK J. GOLIO
        -------------                    ---------------------
                                           Dominick J. Golio,
                                     Vice President - Finance and
                                        Chief Financial Officer
                                                     EX-11.1

        Belco Oil & Gas Corp.
        Computation of Earnings Per Share
       (In thousands, except per share data)



                           Three Months Ended    Six Months Ended
                                June 30,              June 30,
                           ------------------    ----------------
                             1997       1996       1997     1996
                             ----       ----       ----     ----

Primary Calculation:
-------------------

Shares issued in connection
  with the combination and
  assumed outstanding for
  all periods               25,000     25,000     25,000   25,000

Weighted average shares and
  equivalent shares
  outstanding:

 Issued in connection with
   the public offering       6,500      6,500      6,500    3,447

 Restricted stock, treasury
   stock method                 13         14         15        8

 Stock options, treasury
   stock method                 13         92         35       47
                            ------     ------     ------   ------
Weighted average common and
  common equivalent shares
  outstanding               31,526     31,606     31,550   28,502
                            ======     ======     ======   ======
Net Income (Loss)          $ 9,632    $12,354    $21,616  $(1,054)
                           =======    =======    =======  ========
Primary Earnings (Loss)
  Per Share                $  0.31    $  0.39    $  0.69  $ (0.04)
                           =======    =======    =======  ========
Pro forma Net Income       $ 9,632    $12,354    $21,616  $23,420
                           =======    =======    =======  ========
Pro forma Net Income
 Per Share - Primary       $  0.31    $  0.39    $  0.69  $  0.82
                           =======    =======    =======  ========

The difference between primary and fully diluted earnings per share is not significant.
