Form 10-Q
period 1997-09-30
BELCO OIL & GAS CORP
filed 1997-11-13
CIK 889005

UNITED STATES
              SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                         ______________

                           FORM 10-Q

        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934
       FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997


                Commission file number 001-14256

                         ______________

                     BELCO OIL & GAS CORP.
     (Exact name of registrant as specified in its charter)


                  Nevada             13-3869719
         (State or other jurisdiction(I.R.S. employer of incorporation or organization) identification no.)

             767 Fifth Avenue           10153
            New York, New York        (Zip code)
          (Address of principal executive offices)

                       (212) 644-2200
    (Registrant's telephone number, including area code)
                         ______________

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _

     As of September 30, 1997, there were 31,582,000 shares of the Registrant's Common Stock, par value $.01 per share, outstanding.

                       TABLE OF CONTENTS


                                                           Page

                             PART I
                     FINANCIAL INFORMATION

Item 1.   Financial Statements:
           Condensed Consolidated Balance Sheets at
            September 30, 1997 and December 31, 1996 . . . . 1

          Condensed Consolidated Statements of Operations
           for the three and nine months ended September 30,
           1997 and 1996 . . . . . . . . . . . . . . . . . . 2

          Condensed Consolidated Changes in Stockholders'
           Equity for the nine months ended September 30,
           1997. . . . . . . . . . . . . . . . . . . . . . . 3

          Condensed Consolidated Statements of Cash Flows
           for the nine months ended September 30, 1997
           and 1996 . . . . . . . . . . . . . . . . . . . . .4

          Notes to Condensed Consolidated Financial
           Statements . . . . . . . . . . . . . . . . . . . .5

Item 2.   Management's Discussion and Analysis of Financial
           Condition and Results of Operations. . . . . . . .7




                            PART II
                       OTHER INFORMATION


Item 1.   Legal Proceedings. . . . . . . . . . . . . . . . .13

Item 2.   Changes in Securities. . . . . . . . . . . . . . .13

Item 3.   Defaults Upon Senior Securities. . . . . . . . . .13

Item 4.   Submission of Matters to a Vote of Security-
           Holders. . . . . . . . . . . . . . . . . . . . . 13

Item 5.   Other Information. . . . . . . . . . . . . . . . .13

Item 6.   Exhibits and Reports on 8-K. . . . . . . . . . . .14

          Signature . . . . . . . . . . . . . . . . . . . . 15

                 PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

                     BELCO OIL & GAS CORP.
             CONDENSED CONSOLIDATED BALANCE SHEETS
                         (in thousands)
                          (Unaudited)
                                                September 30,   December 31,
                                                    1997            1996
                                                -------------   ------------
            ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                    $138,488        $ 43,473
     Accounts receivable, oil and gas               24,717          28,934
     Assets from commodity price risk management
      activities                                         -           2,249
     Advances to oil and gas operators                 986              69
     Other current assets                               26             456
                                                 ---------       ---------
          Total current assets                     164,217          75,181
                                                 ---------       ---------
PROPERTY AND EQUIPMENT:
  Oil and gas properties at cost based on full
   cost accounting Proved oil and gas properties   319,552         237,150
     Unproved oil and gas properties                83,277          77,570
     Less--Accumulated depreciation, depletion
      and amortization                            (118,865)        (86,490)
                                                 ---------       ---------
          Net property and equipment               283,964         228,230
                                                 ---------       ---------
OTHER ASSETS                                        39,235             507
                                                 ---------       ---------
          Total assets                           $ 487,416        $303,918
                                                 =========       =========
          LIABILITIES AND EQUITY
CURRENT LIABILITIES:
     Accounts payable and accrued liabilities        8,812          16,886
     Liabilities from commodity price risk
      management activities                         12,534           7,220
     Income taxes payable                               14           2,408
                                                 ---------       ---------
          Total current liabilities                 21,360          26,514
                                                 ---------       ---------

LONG-TERM DEBT                                     150,000               -
DEFERRED INCOME TAXES                               52,105          39,967
LIABILITIES FROM COMMODITY PRICE RISK MANAGEMENT
 ACTIVITIES                                          2,244           4,234
STOCKHOLDERS' EQUITY
     Preferred stock, $.01 par value; 10,000,000
      shares authorized; none issued or outstanding      -               -
     Common stock ($.01 par value, 120,000,000
      shares authorized; 31,582,000 shares issued
      and outstanding at September 30, 1997)           316             316
     Additional paid-in capital                    186,807         186,703
     Retained earnings                              76,563          48,244
     Unearned compensation                          (1,204)         (1,285)
     Notes receivable for equity interest             (775)           (775)
                                                 ---------       ---------
          Total stockholders' equity               261,707         233,203
                                                 ---------       ---------
          Total liabilities and stockholders'
           equity                                 $487,416        $303,918
                                                 =========       =========

The accompanying notes are an integral part of these condensed financial statements.

                    BELCO OIL & GAS CORP.
        CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
             (in thousands, except per share data)
                          (Unaudited)


                                      Three Months Ended     Nine Months Ended
                                          September 30,        September 30,
                                      ------------------     -----------------
                                         1997       1996      1997       1996
                                         ----       ----      ----       ----
REVENUES:

     Oil and gas sales                $  27,163  $ 27,284   $ 89,742  $ 83,930
     Commodity price risk management     (4,576)     (220)    (7,674)    2,413
     Interest and other                   1,058       963      2,326     1,849
                                      ---------  --------   --------  --------
          Total revenues                 23,645    28,027     84,394    88,192
                                      ---------  --------   --------  --------

COSTS AND EXPENSES:

     Oil and gas operating expenses       2,152     1,947      6,657     5,826
     Depreciation, depletion and
      amortization                       10,491    10,571     32,190    29,891
     General and administrative             807       688      2,476     2,444
                                      ---------  --------   --------  --------
          Total costs and expenses       13,450    13,206     41,323    38,161
                                      ---------  --------   --------  --------

INCOME BEFORE INCOME TAXES               10,195    14,821     43,071    50,031

PROVISION FOR INCOME TAXES                3,492     5,039     14,752 (a)41,143
                                      ---------  --------   --------  --------

NET INCOME                              $ 6,703   $ 9,782    $28,319 (a)$8,888
                                      =========  ========   ======== =========

PRO FORMA NET INCOME

     Income before income taxes         $10,195   $14,821    $43,071   $50,031
     Pro forma provision for income taxes 3,492     5,039     14,752    17,011
                                      ---------  --------   --------  --------
          Pro forma net income          $ 6,703   $ 9,782    $28,319   $33,020
                                      =========  ========   ========  ========

PRO FORMA NET INCOME PER COMMON SHARE   $  0.21   $  0.31    $  0.90   $  1.12
                                      =========  ========   ========  ========

WEIGHTED AVERAGE COMMON SHARES
 OUTSTANDING                             31,582    31,500     31,582    29,476
                                      =========  ========   ========  ========


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

                     BELCO OIL & GAS CORP.
     CONDENSED CONSOLIDATED CHANGES IN STOCKHOLDERS' EQUITY
                         (in thousands)
                          (Unaudited)
                                                               Notes
           Common  Stock  Additional                       Receivable
                           Paid-In    Unearned   Retained  for Equity
           Shares  Amount  Capital  Compensation Earnings   Interest  Total
           ================================================================


BALANCE,
December 31,
1996       31,577  $316   $186,703    ($1,285)   $48,244   ($775)     $233,203
           -------------------------------------------------------------------


Restricted
stock issued    5     -        104         81          -       -           185

Net Income      -     -          -          -     28,319       -        28,319
           -------------------------------------------------------------------


BALANCE,
September 30,
1997       31,582  $ 316  $186,807    ($1,204)   $76,563   ($775)     $261,707
           -------------------------------------------------------------------

The accompanying notes are an integral part of these condensed financial statements.

                     BELCO OIL & GAS CORP.
        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (in thousands)
                          (Unaudited)
                                                            Nine Months Ended
                                                               September 30,
                                                            -----------------
                                                           1997          1996
                                                           ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                   $ 28,319    $  8,888
     Adjustments to reconcile net income (loss) to net
      operating cash inflows
       Depreciation, depletion and amortization            32,190      29,891
          Deferred tax provision (a)                       12,138      39,625
          Amortization of restricted stock compensation       185          70
          Commodity price risk management activities        5,572          --
          Changes in operating assets and liabilities --
            Accounts receivable, oil and gas                4,217      (5,721)
            Revenues and royalties payable                     --       3,437
            Income taxes payable                           (2,394)        340
            Other current assets                              430         183
            Accounts payable and accrued liabilities        (1,616)        --
                                                          --------    -------
               Net operating cash inflows                   79,041     76,713

CASH FLOWS FROM INVESTING ACTIVITIES:
     Exploration and development expenditures             (101,994)  (103,751)
     Investment in Hugoton Energy Corp                     (30,870)        --
     Changes in accounts payable and accrued liabilities
      for oil and gas expenditures                          (6,272)     5,773
     Proceeds from sale of oil and gas properties           13,885         --
     Change in advances to oil and gas operators              (917)        45
     Changes in other assets                                (7,858)       100
     Other                                                       -         76
                                                           --------   -------
               Net investing cash outflows                (134,026)   (97,757)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from initial public offering                       -    113,115
     Long-term borrowings                                  150,000     13,300
     Long-term debt repayments                                   -    (35,300)
     Equity distributions                                        -    (13,865)
     Other                                                       -         89
                                                          --------    -------
               Net financing cash inflows                  150,000     77,339

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS            95,015     56,295
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD            43,473      1,556
                                                          --------    -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                $138,488    $57,851
                                                          ========    =======

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

Note 3 - Pro Forma Net Income Per Share: Pro forma net income per share is based on the weighted average number of shares of common stock outstanding. The computation assumes that the Company was incorporated during the periods presented and presents the shares issued in connection with the Combination as outstanding for all periods. The effects of common stock equivalent shares (stock options) and restricted stock were not material for the three and nine month periods ended on September 30, 1997 and 1996, respectively.

Note 4 -  Income Taxes:   Prior to March 29, 1996, the earnings of the Company
were not subject to corporate income taxes as the Company, prior to the Combination, was a combination of non-taxpaying entities, including Subchapter S, limited liability corporations, partnership and joint venture entities and individual interests.

Accordingly, taxable earnings were directly taxable to the individual owners through the date of the Combination. As a result of the Combination consummated on March 29, 1996, the Company became a taxpaying entity and recorded, in the first quarter of 1996, a $29.9 million one-time, non-cash charge to earnings to establish a deferred tax liability. The historical provision for income taxes for the nine months ended September 30, 1996 includes the one-time charge. The pro forma provision for income taxes reflected in the Condensed Consolidated Statements of Operations for the three and nine month periods ended September 30, 1997 and 1996 have been presented to reflect the Company's income taxes under the assumption that the Company was a taxpaying entity since its inception.

The differences between the statutory federal income taxes and the Company's pro forma effective taxes is summarized as follows (in thousands):

                                      Three Months Ended    Nine Months Ended
                                         September 30,        September 30,
                                      ------------------    -----------------
                                       1997        1996      1997       1996
                                       ----        ----      ----       ----
Statutory federal income taxes       $ 3,568     $ 5,187   $15,075    $17,511
State income tax, net of federal
  benefit                                 62          20       121         60
Section 29 tax credits                  (211)       (175)     (656)      (575)
Other                                     73           7        212        15
                                     --------    --------  --------   --------
Pro forma provision for income taxes $ 3,492     $ 5,039    $14,752    $17,011
                                     ========    ========  ========   ========

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

The Company uses the mark-to-market method of accounting for instruments that do not qualify for hedge accounting. Under mark-to-market accounting, those contracts which do not qualify for hedge accounting are reflected at market value at the end of the period with resulting unrealized gains and losses recorded as assets and liabilities in the consolidated balance sheet. Under such method, changes in the market value of outstanding financial instruments are recognized as unrealized gain or loss in the period of change.

For the nine months ended September 30, 1997, the Company had net losses of $7.7 million ($7.9 million in cash settlements and $0.2 million in marked-to-market net gains consisting of $5.1 million in cash premiums received and $4.9 million in recognized non-cash losses) compared to a $2.4 million net gain all cash reported in the first nine months of 1996 related to its price risk management activities.

Note 6 - Investment in Hugoton Energy Corporation: In June 1997 the Company purchased 2,940,000 shares of common stock of Hugoton Energy Corporation (Hugoton) at $10.50 per share or a total investment of $30.9 million. This investment is presently carried at cost on the Company's Balance Sheet.

Note 7 - Subsequent Event: On November 3, 1997, the Company announced that it had entered a definitive merger agreement to acquire all of the outstanding stock of Coda Energy, Inc. (Coda) from an affiliate of Enron Capital & Trade Resources Corp. holding 95% of the common stock of Coda, and certain members of Coda's senior management. Belco anticipates closing this transaction in late November, 1997. See the Company's Report on Form 8-K filed on November 3, 1997, which includes as exhibits thereto the Company's press release announcing the transaction and a copy of the Agreement and Plan of Merger (excluding exhibits).

                       PART I - FINANCIAL INFORMATION

ITEM 2

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     Since its inception in April 1992, the Company has grown rapidly, with substantially all of its growth to date coming "through the drill bit".

     The Company's participation in exploration and development activities in the Moxa Arch Area of Wyoming and in the Austin Chalk Trend in Texas (Giddings Field) and Louisiana are principally responsible for the substantial expansion of production, revenues and reserves since the Company's inception.

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

     The Company's revenue, profitability and future rate of growth are substantially dependent upon prevailing prices for natural gas, oil and condensate. These prices are dependent upon numerous factors beyond the Company's control, such as economic, political and regulatory developments and competition from other sources of energy. The energy markets have historically been very volatile, and there can be no assurance that oil and natural gas prices will not be subject to wide fluctuations in the future. A substantial or extended decline in oil and natural gas prices could have a material adverse effect on the Company's financial position, results of operations and access to capital, as well as the quantities of natural gas and oil reserves that the Company may economically produce. Natural gas produced is sold under contracts that primarily reflect spot market conditions for their particular area. The Company markets its oil with other working interest owners on spot price contracts and typically receives a premium compared to the price posted for such oil. Approximately 88% of the Company's production volumes relate to the sale of natural gas.

     The Company utilizes commodity swaps and options and other commodity price risk management transactions for a portion of its oil and natural gas production to achieve a more predictable cash flow, and to reduce its exposure to price fluctuations. The Company accounts for these transactions as hedging activities or uses mark-to-market accounting for those contracts that do not qualify for hedge accounting. As of September 30, 1997, the Company has various natural gas and oil price risk management contracts in place with respect to estimated production for the remainder of 1997 and with respect to lesser portions of its estimated production for 1998 and 1999. The Company expects from time to time to either add or reduce the amount of price risk management contracts that it has in place in keeping with its hedging strategy.

     The following table sets forth certain operations data of the Company for the periods presented:

                     Three Months                  Nine Months
                        Ended                        Ended
                    September 30,    Variances    September 30,    Variances
                    1997     1996   AMOUNT    %   1997     1996   AMOUNT     %

Oil and Gas Sales
(Unhedged)(in
 thousands)       $27,163 $27,284   $(121) -0.4% $89,742 $83,930 $ 5,812    7%
Commodity Price
 Risk Management   (4,576)   (220) (4,356)-1980%  (7,674)  2,413 (10,087)-418%
Weighted Average
Sales Prices
(Unhedged):
   Oil (per Bbl)  $ 18.94   22.17 $ (3.23)  -15%  $ 19.92 $ 20.36 $ (0.44) -2%
   Gas (per Mcf)     1.87    1.90   (0.03) -1.6%     2.04    1.84    0.20  11%
Net Production Data:
   Oil (MBbl)         263     161     102    63%      716     575     141  25%
   Gas (MMcf)      11,873  12,465    (592)   -5%   36,973  39,252  (2,279) -6%
   Gas equivalent
    (Mmcfe)        13,450  13,430      20     --   41,269  42,701  (1,432) -3%
Data per Mcfe:
   Oil and gas
    sales revenues
    (Unhedged)     $ 2.02 $  2.03  $(0.01)  -0.5% $  2.17  $ 1.97   $ 0.20 10%
   Commodity Price
    Risk Management
    Activities--    (0.34)  (0.02)  (0.32)   1600%  (0.18)   0.06  (0.24)-400%
   Oil and gas
    operating
    expenses        (0.16)  (0.14)  (0.02)    14.3% (0.16)  (0.14) (0.02)14.3%
   General and
    administrative  (0.06)  (0.05)  (0.01)      20% (0.06)  (0.06)  0.00    0%
   Depreciation,
    depletion and
    amortization    (0.78)  (0.79)   0.01       -1% (0.78)  (0.70) (0.08)  11%
   Interest and
    other income     0.08    0.07    0.01     14.3%  0.06    0.04   0.02   50%
                   ------   -----   -----     ----- -----   -----  -----   ---
   Pre-tax operating
    profit         $ 0.76  $ 1.10  $(0.34)     -31% $1.05  $ 1.17 $(0.12)  10%
                   ======  ======  =======    ===== =====   ====== ====== ====

RESULTS OF OPERATIONS

Three Months Ended September 30, 1997 Compared to September 30, 1996

Revenues

     During the third quarter of 1997, oil and gas sales revenues (unhedged) declined modestly from $27.3 million to $27.2 million over the prior year comparable period. The revenue decrease is the result of lower average price realizations for both oil and natural gas, offset by a moderate increase in daily MCFE production. Oil production volume during the third quarter of 1997 increased by 63% while natural gas production declined by 5% compared to the prior year comparable period. Natural gas production represented approximately 88% of total Company production on an Mcfe basis.

     As a result of a significant upward price movement in natural gas prices at the end of the third quarter of 1997, commodity price risk management activities resulted in a non-cash unrealized $4.6 million marked-to-market loss. The third quarter of 1996 included $0.2 million in realized hedge related losses.

Costs and Expenses

     Production and operating expenses increased 11% from $1.9 million for the third quarter of 1996 to $2.2 million for the comparable period in 1997 due mainly to the increased number of wells on line and higher costs associated with a growing population of older wells. Operating costs were $0.16 per Mcfe for the third quarter of 1997 when compared to $0.14 per Mcfe in the third quarter of 1996.

     Depreciation, depletion and amortization ("DD&A"), for the quarter ended September 30, 1997 was virtually unchanged at $10.5 million when compared to the $10.6 million recorded in the prior year comparable period.

     General and administrative expense ("G&A") increased 17% in the third quarter of 1997 to $807,000 when compared to the $688,000 incurred in the third quarter of 1996. The rate per Mcfe for G&A costs increased from $0.05 to $0.06.

Income Before Income Taxes

     The Company's income before income taxes for the third quarter of 1997 declined by approximately $4.6 million, or 31%, to $10.2 million from $14.8 million in the prior year period. The decrease over the prior year comparable period is principally due to lower weighted average prices realized for both oil and natural gas and $4.6 million of this was non-cash marked-to-market losses related to commodity price risk management activities.

Income Taxes

     Income tax expense for the third quarter of 1997 declined to $3.5 million from $5.0 million in the 1996 comparable quarter due to reduced income. The estimated effective income tax rates were 34.25% and 34.0% for 1997 and 1996, respectively.

Nine Months Ended September 30, 1997 Compared to September 30, 1996

Revenues

     For the first nine months of 1997, oil and gas sales revenues (unhedged) increased $5.8 million, or 7%, to $89.7 million over the prior year comparable period. The revenue increase is the result of higher year to date average price realizations for natural gas (11%) while the price of oil declined by 2%. Oil production volume during the first nine months of 1997 increased 141,000 barrels or 25% year over year primarily due to new production from Louisiana Austin Chalk properties coming on stream. Natural gas production declined by 6% when compared to the first nine months of 1996.

     As a result of the substantial oil and gas price increases which occurred in the first quarter of 1997 (which had a positive overall impact on oil and gas sales revenues), commodity price risk management activities during the first nine months of 1997 resulted in a net pre-tax loss of $7.7 million, consisting of $7.9 million in realized losses offset by a $0.2 million in unrealized mark-to-market gains. The impact of such activities on an Mcfe basis amounted to a net loss of $0.18 ($0.07 cash loss and non-cash loss of $0.11) and a gain of $0.06 (all cash) per Mcfe for the first nine months of 1997 and 1996, respectively.

Costs and Expenses

     Production and operating expenses increased 16% from $5.8 million in the first nine months of 1996 to $6.7 million for the comparable period in 1997 due mainly to the increased number of wells on line and higher costs associated with new oil wells and a growing population of older wells. Operating costs were $0.16 per Mcfe for the first nine months of 1997 when compared to $0.14 per Mcfe in the first nine months of 1996.

     Depreciation, depletion and amortization ("DD&A"), for the first nine months of 1997 were up 8% over the prior year comparable period, from $29.9 million to $32.1 million, primarily due to increased exploration costs and the drilling of deeper higher cost wells.

     General and administrative expense ("G&A") increased a modest 1% in the first nine months of 1997 to $2.5 million when compared to the $2.4 million incurred in the first nine months of 1996. The rate per Mcfe for G&A costs year-to-date is unchanged at $0.06.

Income Before Income Taxes

     The Company's income before income taxes for the first nine months of 1997 decreased by approximately $7.0 million, or 14%, to $43.07 million from $50.03 million in the prior year period. The decrease over the prior year comparable period is principally identified with commodity price risk management activities and to a much lesser extent, moderately lower MCFE production.

Income Taxes

     Income tax expenses for the first nine months of 1997 were $14.75 million utilizing an estimated effective income tax rate of 34.25%. In connection with the Combination and the Exchange Agreement, the Company became a taxable corporation and, as a result, was required to record a one-time, non-cash charge in the amount of $29.9 million during the first nine months of 1996 to establish a deferred tax liability related to prior years on its balance sheet due to the change in the tax status of the Company. At year end 1996, this estimated amount was increased to $30.1 million following the completion of related income tax returns.

LIQUIDITY AND CAPITAL RESOURCES

     On March 29, 1996, the Company successfully completed an initial public offering of 6.5 million shares of common stock. The Offering provided the Company with approximately $113 million net of Offering expenses. Revolving credit agreement indebtedness in the amount of $35.3 million was repaid with proceeds from the Offering. The remaining proceeds from the Offering, together with cash flows from operations, were used to fund planned capital expenditures, commitments, other working capital requirements and for general corporate purposes.

     In September, 1997 the Company issued $150 million of 8-7/8% Senior Subordinated Notes due 2007 (the "Notes"). Interest on the Notes will accrue at the rate of 8-7/8% per annum and will be payable semi-annually in arrears on March 15 and September 15 of each year, commencing on March 15, 1998. The Notes mature on September 15, 2007 unless previously redeemed. Except under limited circumstances, the Notes will not be redeemable to the Company's option prior to September 15, 1997. Therefore, the Notes will be subject to redemption at the option of the Company, in whole or in part, at the redemption prices set forth in the indenture agreement, plus accrued and unpaid interest, if any, thereon to the applicable redemption date. In addition, upon a Change of Control (as defined) the Company is required to offer and redeem the Notes for cash at 101% of the principal amount, plus accrued and unpaid interest, if any, thereon to the applicable date of repurchase.

     The Notes are general unsecured obligations of the Company and will be subordinated in right of payment to all existing and future Senior Debt (as defined) of the Company, which includes borrowings under the New Credit Facility described below. The Notes will rank pari passu in right of payment with a any existing or future senior subordinated debt of the Company and will rank senior in right of payment to all other subordinated indebtedness of the Company.

     In September, 1997 the Company entered into a new five-year $150 million Credit Agreement dated September 23, 1997 (the "Credit Facility") with The Chase Manhattan Bank, N.A., as administrative agent (the "Agent") and other lending institutions (the "Banks"). The Credit Facility provides for an aggregate principal amount of revolving loans of up to the lesser of $150 million or the Borrowing Base (as defined) as in effect from time to time, which includes a subfacility from the Agent for letters of credit of up to $25 million. Initially, the Borrowing Base is set at $50 million. The borrowing base will be redetermined by the Agent and the Banks semi-annually based upon their usual and customary oil and gas lending criteria as such exist from time to time. In addition, the Company may request two additional redeterminations and the Banks may request one additional redetermination per year.

     Indebtedness of the Company under the Credit Facility is secured by a pledge of the capital stock of each of the Company's material subsidiaries.

     Indebtedness under the Credit Facility will bear interest at a floating rate based (at the Company's option) upon (I) the ABR with respect to ABR Loans or (ii) the Eurodollar Rate for one, two, three or six months (or nine or twelve months if available to the Banks), plus the Applicable Margin. The ABR will be the greater of (I) the Prime Rate, (ii) the Base CD Rate plus 1% or (iii) the Federal Funds Effective Rate plus 2 of 1%. The Applicable Margin for Eurodollar Loans will vary from 0.50% to 0.875% depending on the Borrowing Base usage. Borrowing Base usage will be a ratio of (I) outstanding Loans and letters of credit to (ii) the then effective Borrowing Base. Interest on ABR Loans will be payable quarterly in arrears and interest on Eurodollar Loans will be payable on the last day of the interest period therefor and, if longer than three months, at three month intervals.

     The Company is required to pay to the Banks a commitment fee based on the committed undrawn amount of the lesser of the aggregate commitments or the then effective Borrowing Base during a quarterly period equal to a percent which varies from 0.20% to 0.30% depending on the Borrowing Base usage.

     Net operating cash flow (pre-tax), a measure of performance for exploration and production companies, is generally derived by adjusting net income to eliminate the effects of the non-cash depreciation, depletion and amortization expense, provision for deferred income taxes and the non-cash effects of commodity price risk management activities. Net operating cash flow (pre-tax) before changes in working capital was approximately $78.4 and $78.5 million for the first nine months of 1997 and 1996, respectively. The Company had working capital amounting to $142.9 million as of September 30, 1997, a substantial increase from the $48.7 million available as of December 31, 1996. This increase is the result of consummation of the Company's recent offering of the Notes (the "Note Offering").

     For 1997, the Company has budgeted approximately $150 million for capital expenditures which amount was subject to increase or decrease depending on oil and gas prices, drilling results and other investment opportunities. Currently, the Company anticipates actual capital expenditures for the year to total approximately $120 million.

     The Company intends to fund its planned capital expenditures, commitments and working capital requirements through cash flows from operations, from the proceeds of the recent Note Offering and to the extent necessary, borrowings under the New Credit Facility or other potential financings. If there are changes in oil and natural gas prices, however, that correspondingly affect cash flows and the Borrowing Base under the Credit Facility, the Company has the discretion and ability to adjust its capital budget. The Company believes it will have sufficient capital resources and liquidity to fund its capital expenditures and meet its financial obligations as they come due.

     In June, 1997 the Company purchased 2,940,000 shares of common stock of Hugoton Energy Corporation at $10.50 per share or a total investment of $30.9 million.

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

Information Regarding Forward Looking Statements

     The information contained in this Form 10-Q includes certain forward-looking statements. When used in this document, such words as "expect", "believes", "potential", and similar expressions are intended to identify forward-looking statements. Although the Company believes that its expectations are based on reasonable assumptions, it is important to note that actual results could differ materially from those projected by such forward-looking statements. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, the timing and extent of changes in commodity prices for oil and gas, the need to develop and replace reserves, environmental risk, the substantial capital expenditures required to fund its operations, drilling and operating risks, risks related to exploration and development, uncertainties about the estimates of reserves, competition, government regulation and the ability of the Company to implement its business strategy.

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

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES                               NONE

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS           NONE

ITEM 5 - OTHER INFORMATION                                             NONE

Item 6.             Exhibits and Reports on Form 8-K

      (a)        Exhibits.

Exhibit No.

     3.1 Articles of Incorporation of the Company (Incorporated by reference to Exhibit 3.1 to the Company's Registration
                 Statement on Form S-1 (File No. 333-1034))

     3.2         By-Laws of the Company (Incorporated by reference to Exhibit
                 3.2 to the Company's Registration Statement on Form S-1 (File
                 No. 333-1034))

     4.1 Indenture dated as of September 23, 1997 among the Company, as issuer, and The Bank of New York, as trustee (Incorporated by reference to Exhibit 4.1 to the Company's Registration
                 Statement on Form S-4 (File No. 333-37125))

     4.2         Exchange and Registration Rights Agreement dated September
                 23, 1997 by and among the Company and Chase Securities Inc.,
                 Goldman, Sachs & Co. and Smith Barney Inc. (Incorporated by reference to Exhibit 4.2 to the Company's Registration
                 Statement on Form S-4 (File No. 333-37125))

     10.1 Credit Agreement dated as of September 23, 1997 by and among Belco Oil & Gas Corp., and The Chase Manhattan Bank, as administrative agent, and certain financial institutions named therein as Lenders (Incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on Form
                 S-4 (File No. 333-37125))

     11.1*       Computation of Earnings per Share

       27*       Financial Data Schedule

      ___________________
      * Filed herewith


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


                                   BELCO OIL & GAS CORP.,
                                   a Nevada corporation
                                   (REGISTRANT)




Date          11/12/97                  /s/ LAURENCE D. BELFER
                                          Laurence D. Belfer,
                                  President and Chief Operating Officer



Date          11/12/97                  /s/ DOMINICK J. GOLIO
                                          Dominick J. Golio,
                          Vice President - Finance and Chief Financial Officer

                                                                       EX-11.1
                             Belco Oil & Gas Corp.
                      Computation of Earnings Per Share
                    (In thousands, except per share data)

                                   Three Months Ended   Nine Months Ended
                                      September 30,       September 30,
                                   ------------------   -----------------
                                     1997       1996      1997      1996
                                     ----       ----      ----      ----

Primary Calculation:
Shares issued in connection with
 the combination and assumed
 outstanding for all periods        25,000      25,000    25,000    25,000

Weighted average shares and
 equivalent shares outstanding:

Issued in connection with the
 public offering                     6,500       6,500     6,500      4,476

Restricted stock, treasury stock
 method                                 16          15        16          8

Stock options, treasury stock
 method                                207          87       212         48
                                    ------      ------    ------     ------
Weighted average common and
 common equivalent shares
 outstanding                        31,582      31,602    31,582     29,532
                                    ======      ======    ======     ======
Net Income (Loss)                  $ 6,703    $  9,782   $28,319    $ 8,888
                                    ======      ======    ======     ======
Primary Earnings (Loss)
Per Share                          $  0.21    $   0.31   $  0.90    $  0.30
                                    ======      ======    ======     ======
Pro forma Net Income               $ 6,703    $  9,782   $28,319    $33,020
                                    ======      ======    ======     ======
Pro forma Net Income
Per Share - Primary                $  0.21    $   0.31   $  0.90    $  1.12
                                    ======      ======    ======     ======




The difference between primary and fully diluted earnings per share is not significant.
