Form 10-K
period 1997-12-31
BELCO OIL & GAS CORP
filed 1998-03-26
CIK 889005

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-K

[X]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                                       OR

[ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 1-12634

                             BELCO OIL & GAS CORP.
             (Exact name of Registrant as specified in its charter)

                    NEVADA                                       13-3869719
       (State or other jurisdiction of                         (IRS Employer
        incorporation or organization)                      Identification No.)
         767 FIFTH AVENUE, 46TH FLOOR
              NEW YORK, NEW YORK                                   10153
   (Address of principal executive office)                       (Zip Code)

       Registrant's telephone number, including area code: (212) 644-2200
                             ---------------------
          Securities registered pursuant to Section 12(b) of the Act:

                                                               NAME OF EACH EXCHANGE
                    TITLE OF EACH CLASS                         ON WHICH REGISTERED
                    -------------------                        ---------------------
           Common Stock, par value $.01 per share             New York Stock Exchange
6 1/2% Convertible Preferred Stock, par value $.01 per share  New York Stock Exchange

          Securities registered pursuant to Section 12(g) of the Act:

                                      NONE
                             ---------------------

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  YES [X]     NO __ .

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant at March 20, 1998, was approximately $131,863,185 (based on a value of $17.125 per share, the closing price of the Common Stock as quoted by the New York Stock Exchange on such date). 31,584,400 shares of Common Stock, par value $.01 per share, were outstanding on March 20, 1998.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the definitive proxy statement for the Registrant's 1998 Annual Meeting of Shareholders, to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, are incorporated by reference into Part III.
================================================================================

                             BELCO OIL & GAS CORP.
                                   FORM 10-K

                               TABLE OF CONTENTS


                                  PART I
ITEM 1   --   BUSINESS....................................................    3
              Overview....................................................    3
              Recent Developments.........................................    3
              Primary Operating Areas.....................................    4
              Costs Incurred and Drilling Results.........................    9
              Acreage.....................................................   11
              Productive Well Summary.....................................   12
              Marketing...................................................   12
              Production Sales Contracts..................................   12
              Price Risk Management Transactions..........................   13
              Texas Severance Tax Abatement...............................   14
              Louisiana Severance Tax Abatements..........................   14
              Section 29 Tax Credit.......................................   15
              Regulation..................................................   15
              Operating Hazards and Insurance.............................   20
              Title to Properties.........................................   20
              Employees...................................................   21
              Office and Equipment........................................   21
              Forward-Looking Information and Risk Factors................   21
              Certain Definitions.........................................   28
ITEM 2   --   PROPERTIES..................................................   30
              Oil and Gas Reserves........................................   30
ITEM 3   --   LEGAL PROCEEDINGS...........................................   30
ITEM 4   --   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........   30

                                 PART II
ITEM 5   --   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
              STOCKHOLDER MATTERS.........................................   31
ITEM 6   --   SELECTED FINANCIAL DATA.....................................   32
ITEM 7   --   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS...................................   33
              Overview....................................................   33
              Results of Operations                                          --
              Results of Operations                                          --
              Liquidity and Capital Resources.............................   38
              Other.......................................................   40
ITEM 8   --   CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA....   41
ITEM 9   --   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
              AND FINANCIAL DISCLOSURE....................................   41

                                 PART III
ITEM 10  --   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..........   41
ITEM 11  --   EXECUTIVE COMPENSATION......................................   43
ITEM 12  --   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
              MANAGEMENT..................................................   43
ITEM 13  --   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..............   44

                                 PART IV
ITEM 14  --   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
              8-K.........................................................   44

                             BELCO OIL & GAS CORP.

                                     PART I

ITEM 1 -- BUSINESS

OVERVIEW

     Belco Oil & Gas Corp. ("Belco" or the "Company") is an independent energy company engaged in the exploration for and the acquisition, exploitation, development and production of natural gas and oil primarily in the Rocky Mountains, the Permian Basin, the Mid-Continent region and the Austin Chalk Trend. Since its inception in April 1992, the Company has grown its reserve base largely through a balanced program of exploration and development drilling and through acquisitions. The Company concentrates its activities primarily in four core areas in which it has accumulated detailed geologic knowledge and has developed significant management and technical expertise. Additionally, the Company structures its participation in natural gas and oil exploration and development activities to minimize initial costs and risks, while permitting substantial follow-on investment. In November 1997, the Company completed a significant acquisition (the "1997 Acquisition") by purchasing Coda Energy, Inc. ("Coda"). See "-- Recent Developments."(1)

     The Company has achieved substantial growth in reserves, production, revenues and EBITDA (Earnings Before Interest, Taxes, Depreciation, Depletion and Amortization) since 1992. Belco's estimated proved reserves have increased at a compound annual growth rate of 55%, from 67 Bcfe as of December 31, 1992 to 604 Bcfe as of December 31, 1997. Average daily production has increased from 4 MMcfe per day in 1992 to approximately 217 MMcfe per day in 1997 on a pro forma basis. Similarly, the growth in the Company's EBITDA has been substantial, increasing from $2.9 million for the year ended December 31, 1992, to $110.1 million for the year ended December 31, 1997. The Company's pro forma EBITDA for the year ended December 31, 1997, was $143.0 million. The Company's low cost structure is evidenced by its general and administrative expenses of $0.07 per Mcfe and lease operating expenses of $0.22 per Mcfe in 1997.

     The Company's operations are currently focused in the Rocky Mountains, primarily in the Green River (which includes the Moxa Arch Trend), Wind River and Big Horn Basins, the Permian Basin in west Texas, the Mid-Continent region in Oklahoma and north Texas, and the Austin Chalk Trend in both Texas and Louisiana. At December 31, 1997, the Company had estimated proved reserves of 604 Bcfe with a pre-tax Present Value of $502 million (exclusive of a $5.5 million increase related to price risk management activities). As of December 31, 1997, Belco held or controlled approximately 2.1 million gross (976,000 net) undeveloped acres and had an interest in approximately 2,866 gross (1,768 net) wells of which Belco operated 1,777.

     Certain terms relating to the oil and gas industry are defined in "-- Certain Definitions" below.

RECENT DEVELOPMENTS

     In November 1997, Belco completed the acquisition of Coda for consideration of approximately $324 million plus three-year warrants to purchase 1.667 million shares of Belco's common stock, par value $0.01 per share ("Common Stock"), at $27.50 per share. The assets acquired in the 1997 Acquisition are concentrated in the Permian Basin of west Texas and the Mid-Continent region of Oklahoma and north Texas. The 1997 Acquisition materially added to the Company's reserve base, extended the Company's reserve life from approximately 5.3 years to approximately 8.1 years, and established a balanced reserve mix of 51% oil and 49% natural gas. With the 1997 Acquisition, the Company established its Dallas, Texas division, which is focused on acquisition and exploitation activities, including secondary recovery operations.

     In February 1998, the Company acquired additional properties in its Permian Basin core area for $37.5 million (the "Permian Acquisition"). The properties consist of approximately 10.8 MMBOE of estimated proved reserves and add approximately 11% to the Company's year end 1997 estimated proved

---------------

1 The pro forma information included in this 10-K gives effect to the 1997
  Acquisition.

reserves at a cost of approximately $3.50 per BOE, bringing total Company estimated proved reserves to approximately 669 Bcfe.

     In February 1998, the Company merged Coda into Belco. As a result of the merger, Belco assumed the obligations under the 10 1/2% Senior Subordinated Notes due 2006 (the "Coda Notes") originally issued by Coda. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

     On March 10, 1998 the Company completed the sale of 4.37 million shares of its 6 1/2% Convertible Preferred Stock (the "Preferred Stock"). The Preferred Stock has a liquidation preference of $25 per share and is convertible at the option of the holder into shares of the Company's Common Stock at an initial conversion rate of 1.1292 shares of Common Stock for each share of Preferred Stock, equivalent to a conversion price of $22.14 per share of Common Stock. The Company received net proceeds from the sale of the Preferred Stock of $105.1 million, which was used to pay down bank indebtedness. See "Management's Discussion and Analysis of Financial Condition and Results of
Operations -- Liquidity and Capital Resources."

PRIMARY OPERATING AREAS

     The Company's operations are currently focused in four core operating areas: (i) the Rocky Mountains, principally in Wyoming in the Green River (inclusive of the Moxa Arch Trend), Wind River and Big Horn Basins; (ii) the Permian Basin of west Texas; (iii) the Mid-Continent region in Oklahoma and north Texas; and (iv) the Austin Chalk Trend, in both Texas and Louisiana. In addition to these core areas, the Company conducts operations in the onshore Gulf Coast region and in Michigan's Central Basin.

     The following table sets forth information, as of December 31, 1997, with respect to the Company's estimated net proved reserves by operating area, 94% of which were estimated by the independent petroleum engineers Miller and Lents, Ltd. ("Miller & Lents"), as well as the percent of total net present value attributable to each geographic area. See "Forward Looking Information and Risk Factors" below and "Properties."

                                PROVED RESERVES

                                                                                           PERCENT
                                                                                GAS           OF
                                                       OIL         GAS       EQUIVALENT     PROVED
                                                     (MBBLS)    (MMCF)(1)     (MMCFE)      RESERVES
                                                     -------    ---------    ----------    --------
Rocky Mountains....................................     717      129,186      133,488       22.1%
Permian Basin......................................  25,957       18,342      174,084       28.8%
Mid-Continent......................................  21,741       44,555      175,001       29.0%
Austin Chalk.......................................   2,257       96,069      109,611       18.1%
Other Areas........................................     488        9,033       11,961        2.0%
                                                     ------      -------      -------       -----
          Total....................................  51,160      297,185      604,145        100%
                                                     ======      =======      =======       =====

---------------

(1) Includes natural gas liquids.

  Rocky Mountains

     The Company maintains a significant acreage position in the Rocky Mountains of Wyoming where it conducts an ongoing exploration and development program. In June 1992, the Company commenced a development drilling program in the Moxa Arch Trend pursuant to a farmout from Amoco. In 1996, the Company significantly expanded its acreage and exploration activities by acquiring the rights to approximately 750,000 gross (250,000 net) acres in the Green River, Wind River and Big Horn Basins in Wyoming, which lie north and east of the Moxa Arch Trend. At December 31, 1997, the Company controlled approximately 825,000 gross (260,000 net) undeveloped acres in these three basins.

     Moxa Arch Trend. One of the Company's primary operating areas is the Moxa Arch Trend located in the Greater Green River Basin in southwestern Wyoming, principally in Lincoln, Sweetwater and Uinta Counties. Approximately 22% of the Company's estimated proved reserves at December 31, 1997 were located in this field. The Company participates in vertical gas wells in this area which target the Frontier and/or Dakota formations at depths that range from approximately 10,000 to 12,500 feet. The Frontier formation is a relatively blanket "tight gas sand" formation, while the Dakota formation, beneath the Frontier, tends to be a more prolific, but less predictable channel sand. Production from Moxa Arch wells, particularly from the Frontier formation, tends to be long-lived, with 25 to 30 year reserve lives not uncommon.

     Through 1997, the Company had participated in 208 gross (62 net) wells in this field with 142 Frontier wells, 15 Dakota wells and 48 dual completions (both Frontier and Dakota completed). Average net production for the year ended December 31, 1997, was approximately 23.2 MMcfe per day. Forty-seven of the Company's gross wells drilled in 1992 qualified for the Section 29 Tax Credit of approximately $0.59 per Mcf, which is attributable to all qualified production from these wells through 2002. See "-- Section 29 Tax Credit."

     Beginning in the middle of 1994, the Company substantially reduced the rate at which it participated in new Moxa Arch Trend wells. This reduction was primarily due to: (i) Rocky Mountain gas prices which, on both an absolute and relative basis, experienced a substantial decline in 1994 through late 1996, but which recovered in late 1996 and early 1997, and (ii) the Bureau of Land Management ("BLM") which required all operators to perform an environmental impact study ("EIS") along a portion of the Moxa Arch Trend. In March 1997, the BLM issued its record of decision; in concluding its review of the EIS, the BLM has authorized the drilling of approximately 700 natural gas wells in the Moxa Arch Trend, subject to review of certain air quality components. In May 1997, the Company re-commenced drilling operations in the Moxa Arch Trend and utilized 2-3 rigs to drill 30 locations in 1997 and plans to have an active drilling program in 1998. See "-- Regulation -- Environmental Regulation."

     Green River, Wind River and Big Horn Basins. Effective November 1, 1996, the Company entered into an agreement with Andex Partners and Andover Partners to conduct exploratory operations in the Green River and Wind River Basins of Wyoming. Under the agreement, the Company has committed to spend a minimum of $20 million on seismic, leasing and exploratory activities through December 31, 2001 and will initially earn rights to a 50% interest in approximately 300,000 net acres. At December 31, 1997, the Company had participated in 1.95 net wells with successful tests on 0.91 net wells. These wells were operated by either Union Pacific Resources ("UPR") or Yates Petroleum Corporation ("Yates").

     Effective December 31, 1996, the Company entered into two joint development agreements with Snyder Oil Company ("SOCO") pursuant to which the Company acquired or has the right to acquire a 50% interest in 87,321 net acres in the Wind River Basin of Wyoming and 110,859 net acres in the Big Horn Basin of Wyoming. Under such agreements, SOCO will be the operator. The initial well on the Company's Wind River acreage, the Tribal #46, was completed in August 1997 and was producing 2.4 MMcf per day on December 31, 1997. The initial well in the Big Horn Basin, the Otto 16-4, tested at a rate of over 500 Mcfe per day and is currently waiting on a pipeline connection.

     In June 1997, the Company entered into a participation agreement with Tom Brown, Inc. ("Tom Brown") and Andover Partners covering an approximate one million acre AMI in the Big Horn Basin and acquired an interest in an initial 100,000 gross (25,000 net) acres. 2-D seismic covering portions of this acreage has been purchased and is currently being interpreted. The first wells on this acreage are planned for 1998.

     The Company expects to participate in a series of exploratory wells in these basins with UPR, SOCO, Tom Brown and Yates serving as operators. These wells will target multiple formations, the most prevalent of which is the Frontier formation. If initial results are successful, these projects hold the potential for multi-well developmental drilling programs for the Company over the next several years.

  Permian Basin

     Approximately 29% of the Company's estimated proved reserves at December 31, 1997 were located in the Company's Permian Basin core area. These reserves are concentrated in six waterflood units: the Andrews Unit, the Shafter Lake San Andres Unit, the Boyd Mallet Unit, the Nolley Wolfcamp Unit, the SE Adair San Andres Unit, and the SW Wellman San Andres Unit.

     The Company's Permian Basin properties produce primarily from either the Grayburg/San Andres formation, at an average depth of 4,500 feet, or the Wolfcamp/Penn formation at an average depth of 9,000 feet. All properties that produce from these horizons are under secondary recovery, and, based on analogous properties nearby, are potentially responsive to CO(2) miscible flooding. Given the existence of nearby CO(2) pipelines, the Company believes many of its properties in the Permian Basin region contain significant upside potential based on application of enhanced recovery methods and deeper drilling which could add to existing reserves.

     A significant portion of the Company's total estimated proved reserves in the Permian Basin region lie in Andrews County, Texas. The Company believes that in 1997 it was the largest independent producer of oil in Andrews County, with approximately 2,600 gross BOPD, and realized significant advantages as a result of its large scale operation. The Company owns two large electrical distribution systems and two saltwater gathering and disposal systems. The Company has several yards for both the storage of equipment and the staging of new development projects. Two of the Company's larger production facilities connect into a water supply system with excess capacity for expanding existing or initiating new secondary and enhanced recovery projects. The Company believes that these systems and facilities provide the Company with a competitive advantage to acquire additional operated properties in Andrews County.

     The Company's largest (by value) Permian Basin units are the Andrews Unit, the Shafter Lake San Andres Unit and the Boyd Mallet Unit.

     Andrews Unit. The Andrews Unit produces from the Wolfcamp/Penn formation at approximately 8,600 feet. The Company has a 98.6% working interest in this 3,230 acre unit. Water injection began in late 1996 with expected response in late 1998. Gross production in December 1997 was approximately 510 BOPD with injection of over 4,000 barrels of water per day. Plans for 1998 include drilling several wells and expanding the waterflood operation. The Company believes this waterflood is an excellent CO(2) or surfactant flooding candidate.

     Shafter Lake San Andres Unit. The Shafter Lake San Andres Unit is a 12,880 acre unit in Andrews County, Texas that produces from the Grayburg/San Andres formation at approximately 4,500 feet. The Company has a 62.9% working interest in this secondary recovery unit. Gross oil production was 910 BOPD in December 1997. The Company has drilled 32 infill 20 acre locations since becoming operator of the unit in early 1993. Plans for 1998 include expansion of the waterflood operation by drilling infill producers and converting certain wells to injection. The Company believes a large part of this field has potential for 10 acre infill wells as well as CO(2) potential.

     Boyd Mallet Unit. This Company operated secondary recovery unit is in the Levelland-Slaughter field in Hockley County, Texas. The Company has an 87.3% working interest in this unit which produced approximately 200 BOPD (gross) in December 1997. The unitized interval is the Grayburg/San Andres formation at 5,000 feet. The Company plans to convert eight wells to water injection in 1998 and to drill several infill wells. Based on the performance of direct offset CO(2) injection and the excellent waterflood history of this property, CO(2) operations are scheduled to commence in early 1999.

     Recent Acquisition. In February 1998, the Company acquired additional properties in its Permian Basin core area for $37.5 million. The properties consist of approximately 10.8 MMBOE of estimated proved reserves and add approximately 11% to the Company's year end 1997 estimated proved reserves at a cost of approximately $3.50 per BOE.

  Mid-Continent Region

     The Company's Mid-Continent operations are currently focused in Oklahoma, north Texas and Kansas, where approximately 29% of its estimated proved reserves at December 31, 1997 were located.

     Oklahoma. Six waterfloods collectively represent a majority of the Company's proved reserves in the region. These waterfloods are identified as the Calumet Unit, Crooked Creek Unit, Cutter South Unit, Oakdale Unit, Rush Springs Unit and the Witcher Unit. All six waterfloods were initiated and unitized by the Company.

     Oakdale Red Fork Unit. The Company owns an 88.9% working interest in this 3,600 acre unit in northwestern Oklahoma. This Company operated secondary recovery unit produces from the Redfork formation at 6,400 feet. Gross oil production was approximately 1,825 BOPD in December 1997. Plans for 1998 include drilling infill producers and fracture stimulating certain current producers.

     Calumet Cottage Grove Unit. This Company operated secondary recovery unit consists of 11,400 acres in central Oklahoma. Production is from the Pennsylvanian Cottage Grove formation at 8,100 feet. Gross production in December 1997 was approximately 2,275 BOPD. The Company has a 44.1% working interest in this unit. 1998 plans include drilling several infill and re-entry wells and converting seven wells to injection.

     Witcher Red Fork Unit. The 1,620 acre Company operated Witcher Red Fork Unit is located in Central Oklahoma. The Company has a 70.7% working interest in this 6,400 foot secondary recovery unit. December 1997 gross production was approximately 735 BOPD.

     North Texas. The north Texas region stretches from the Chadbourne Ranch Field in Coke County in the west to the Hosey Driskell Unit in Cass County in the east. The Electra and Burkburnett Fields represent the properties of the most significant value in the north Texas region. The Company has drilled 250 wells in these two fields since 1991. In addition to the Company's extensive inventory of oil and gas opportunities in the north Texas region, the Company owns three large electrical distribution systems and has extensive field facilities.

     Electra Area. The Electra area produces from shallow Cisco sand lenses from 150 to 2,100 feet. The Company operates 22 leases in this area with 451 active producers and 165 active injectors. The Company has a 100% working interest in 21 of these leases and a 75% working interest in the other lease. Gross production for December 1997 was approximately 2,010 BOPD. The Company drilled two 100% working interest wells in October 1997 that are each producing in excess of 100 BOPD. 1998 plans include drilling 13 producer and injector wells.

     Burkburnett Area. The Burkburnett area produces from the Gunsight Sand formation from 1,750 feet. The Company operates 12 leases in this area with 390 active producers and 218 active injectors. The Company's working interest is 100% in all leases. Gross production for December 1997 was approximately 770 BOPD. Plans for 1998 include drilling approximately 13 producer and 4 injector wells.

  Austin Chalk Trend

     Texas -- Giddings Field. Approximately 17% of the Company's estimated proved reserves at December 31, 1997 were located in the Giddings Field of east central Texas, principally in Grimes, Washington and Fayette Counties. The Giddings Field is one of the most actively drilled oil and gas fields in the United States. The primary producing zone in the Giddings Field is the Austin Chalk, a fractured carbonate formation that has been highly conducive to the application of horizontal drilling technology. The Austin Chalk formation is encountered in this field at depths believed by the Company to range between approximately 7,000 and 17,000 feet.

     The Company first acquired interests in the Giddings Field in September 1992. During the year ended December 31, 1997, average net production from this field was approximately 95.1 MMcfe per day. Through December 31, 1997, the Company had drilled 246 gross (80 net) wells in this field and continues to control approximately 266,698 gross undeveloped acres in this area. The Company currently divides the Giddings Field into three prospect areas: (i) Navasota River, primarily in Grimes County; (ii) Independence, primarily in Washington County; and (iii) River Bend, primarily in Fayette County. The Company expects to drill new wells, including infill wells, and re-entering older wells to drill additional laterals, in the Giddings Field for the foreseeable future. Currently, a majority of the Company's interests in this field are held pursuant to agreements with and operated by Chesapeake Energy Corporation ("Chesapeake") and, to a lesser extent, UPR and Swift Energy Co. The Company serves as operator for portions of the River Bend prospect area.

     The Company believes that its success in the Giddings Field is attributable to three principal factors: (i) continued technological advances in horizontal drilling have significantly lowered finding and development costs in the field;
(ii) the geological setting of the deeper downdip areas of the field has created more extensive fracturing than in other areas of the Texas Austin Chalk Trend; and (iii) the Company's acquisition program in cooperation with other operators has permitted the creation of larger spacing units, thus reducing possible competition for reserves from offsetting wells. As a result of these factors, the Company's deeper downdip wells have, on average, produced greater reserves per well than average wells in other areas of the Texas Austin Chalk Trend.

     The majority of the Company's acreage in the Giddings Field was classified as a tight sands reservoir by the Texas Railroad Commission. Wells spudded between June 1989 and September 1996 are exempt from the 7.5% state severance tax on natural gas through August 2001 available for high cost wells. See
"-- Texas Severance Tax Abatement."

     Louisiana. The Louisiana Austin Chalk Trend is an extension of the 200-mile long Austin Chalk Trend of Texas and represents a continuation of the Company's exploration and development activities using deep-well horizontal drilling technology. In December 1994, OXY USA Inc. ("OXY") announced the completion of a single lateral horizontal Austin Chalk discovery in the Masters Creek area of central Louisiana, approximately 200 miles east of the Company's activities in the Giddings Field. Since 1994, more than two and one-half million acres have been leased in the Louisiana Austin Chalk Trend by industry participants including the Company, UPR, Chesapeake, OXY and Sonat, Inc. Recent drilling results for the Company include the Turner 22#1 well, a dual lateral horizontal well, which was placed on production in late May and as of January 1, 1998 has produced in excess of 423,000 BOE. In addition, in late November 1997 the Company successfully completed its first horizontal lateral in the "B" zone of the Austin Chalk formation, as opposed to the "A" zone which has been the target of most Louisiana Austin Chalk wells to date. This well produced approximately 100,000 BOE in its first month and highlights additional potential for this play. At December 31, 1997, the Company owned or had the right to acquire approximately 304,000 net acres in this trend.

     In order to further develop its large acreage position, in December 1996 the Company entered into two AMIs with UPR covering approximately 93,000 combined net acres in Avoyelles, Evangeline, Rapides and St. Landry Parishes, and one AMI with OXY covering approximately 24,000 combined net acres in St. Landry Parish. These AMIs, which provide for a sharing of costs and benefits as well as operations in each such area, allow the Company to expedite the exploration and development of its acreage position and gain the benefits of shared expertise with two leading industry partners and experienced horizontal players. In May 1997, the Company created an additional AMI with OXY by selling additional fractional interests in approximately 29,500 net acres to OXY for $12.1 million. The Company also retained a small royalty interest on such acreage.

  Other Operating Areas

     Gulf Coast. In March 1996, the Company entered into an exploration agreement with Edge Petroleum Corporation ("Edge") pursuant to which the parties expect to jointly conduct a series of 3-D seismic programs covering potentially up to 750 square miles onshore in the Gulf Coast region of Texas. Under the program, Edge and the Company initiated the first 50+ square mile 3-D seismic shoots targeting the shallower Frio formation and potentially larger reserves in the deeper Yegua and Wilcox formations. Edge is the operator of any shallow zone wells drilled under the program and under certain circumstances the Company will operate prospects targeting deeper zones. At December 31, 1997, Belco and Edge had acquired seismic options on approximately 15,017 gross acres. As of December 31, 1997, the Company had a 50% working interest in seven productive Frio wells (out of ten wells drilled), six productive Yegua wells (out of six wells drilled) and one inconclusive Wilcox well based on the evaluations of the initial 3-D seismic shoot. The Company plans to participate in additional Frio wells and Yegua and Wilcox prospects throughout 1998.

     Michigan -- Central Basin. In June 1996, the Company entered into an exploration program with two private oil and gas companies pursuant to which the Company acquired a 35% interest in approximately 220,000 net acres in the Central Basin of Michigan with the Company serving as operator. At December 31, 1997, the Company held or controlled interests, including the foregoing, in a total of approximately 282,000 gross and 73,000 net acres in this basin. The objectives of this play have been thin gas-bearing sands at depths ranging from approximately 8,000 to 10,000 feet to be tested by vertical wells as well as shallower oil zones penetrated by horizontal wells. At year end 1997, the Company's drilling program was in the process of testing both the vertical and horizontal prospects covering different portions of this large acreage position in order to complete the initial evaluation of this play.

COSTS INCURRED AND DRILLING RESULTS

  Drilling Activity

     The following table sets forth the wells participated in by the Company during the periods indicated. In the table, "gross" refers to the total wells in which the Company has a working interest, and "net" refers to gross wells multiplied by the Company's working interest therein.

                                                              YEAR ENDED DECEMBER 31,
                                                  -----------------------------------------------
                                                     1997(1)           1996             1995
                                                  -------------    -------------    -------------
                                                  GROSS    NET     GROSS    NET     GROSS    NET
                                                  -----    ----    -----    ----    -----    ----
Development:
  Productive....................................  54.0     23.1    64.0(2)  23.0    84.0     24.0
  Non-productive................................   4.0      2.2     2.0      0.8     6.0      1.2
                                                  ----     ----    ----     ----    ----     ----
          Total.................................  58.0     25.3    66.0     23.8    90.0     25.2
                                                  ====     ====    ====     ====    ====     ====
Exploratory:
  Productive....................................  20.0     13.7    10.0      7.9     5.0      1.9
  Non-productive................................  18.0      6.4     3.0      2.4     2.0      0.3
                                                  ----     ----    ----     ----    ----     ----
          Total.................................  38.0     20.1    13.0     10.3     7.0      2.2
                                                  ====     ====    ====     ====    ====     ====

---------------

(1) Does not include 41 gross (17.0 net) wells in progress at December 31, 1997.

(2) Includes three gross oil and gas wells with multiple completions. Wells with multiple completions are counted only once for purposes of the above table.

     The foregoing drilling activity table does not include drilling activity for Coda. Coda concentrates on exploiting proved producing properties, including those with development potential, through secondary recovery operations, the drilling of development wells or infill wells, workovers, recompletions in other productive zones and other exploitation techniques. Coda has conducted or intends to conduct significant secondary recovery/infill drilling programs on many of its properties.

     Secondary recovery projects have represented Coda's primary development focus over the past four years. Generally, "secondary recovery" refers to methods of oil extraction in which fluid or gas (usually water, natural gas or CO(2)) is injected into a formation through input (injector) wells, and oil is removed from surrounding wells. "Waterflooding" is one proven method of secondary recovery in which water is injected into an oil reservoir for the purpose of forcing the oil out of the reservoir rock and into the bore of a producing well. Waterflood projects are engineered to suit the type of reservoir, depth and condition of the field. Coda has considerable experience with and actively employs waterflood techniques in many of its fields in order to stimulate production.

     The following table sets forth the wells participated in by Coda during the periods indicated. In the table, "gross" refers to the total wells in which Coda has a working interest, and "net" refers to gross wells multiplied by Coda's working interest therein.

                                                             YEAR ENDED DECEMBER 31,
                                                 -----------------------------------------------
                                                    1997(1)           1996             1995
                                                 -------------    -------------    -------------
                                                 GROSS    NET     GROSS    NET     GROSS    NET
                                                 -----    ----    -----    ----    -----    ----
Development:
  Productive...................................  31.0     21.5    21.0     17.0    109.0    98.9
  Non-productive...............................   0.0      0.0     0.0      0.0      0.0     0.0
                                                 ----     ----    ----     ----    -----    ----
          Total................................  31.0     21.5    21.0     17.0    109.0    98.9
                                                 ====     ====    ====     ====    =====    ====
Exploratory:
  Productive...................................   0.0      0.0     0.0      0.0      2.0     0.8
  Non-productive...............................   0.0      0.0     0.0      0.0      0.0     0.0
                                                 ----     ----    ----     ----    -----    ----
          Total................................   0.0      0.0     0.0      0.0      2.0     0.8
                                                 ====     ====    ====     ====    =====    ====

  Volumes, revenue, prices and production costs

     The following table sets forth certain information regarding the production volumes, revenue, average prices received and average production costs associated with the Company's sale of oil and natural gas for the periods indicated. The table includes results for Coda since November 26, 1997.

                                                                  YEAR ENDED DECEMBER 31,
                                                              -------------------------------
                                                                1997        1996       1995
                                                              --------    --------    -------
Net Production Data:
  Oil (MBbl)................................................     1,295         794        961
  Gas (MMcf)................................................    49,710      51,289     37,047
  Gas equivalent (MMcfe)....................................    57,479      56,053     42,813
Oil and Gas Sales ($ in 000's)(1)...........................  $129,994    $119,710    $68,767
Average Sales Price (Unhedged):
  Oil ($ per Bbl)...........................................  $  19.28    $  21.30    $ 17.35
  Gas ($ per Mcf)...........................................  $   2.11    $   2.00    $  1.42
Costs ($ per Mcfe):
  Oil and gas operating expenses............................  $   0.22    $   0.14    $  0.14
  General and administrative................................  $   0.07    $   0.06    $  0.06
  Depreciation, depletion and amortization of oil and gas
     properties.............................................  $   0.81    $   0.73    $  0.64

---------------

(1) Oil and gas sales exclude results related to commodity price risk management activities reported separately.

  Development, Exploration and Acquisition Expenditures

     The following table sets forth certain information regarding the costs incurred by the Company in its development, exploration and acquisition activities during the periods indicated. The table includes information for Coda since November 26, 1997.

                                                                 YEAR ENDED DECEMBER 31,
                                                             --------------------------------
                                                               1997         1996       1995
                                                             ---------    --------    -------
Property acquisitions costs --
  Proved(1)................................................  $ 443,930    $  9,871    $    --
  Unproved.................................................     24,226      64,530     13,643
Exploration costs..........................................     46,939      17,444      2,382
Development costs..........................................     59,571      50,433     54,451
Capitalized interest.......................................      3,742         434        911
Property Sales.............................................    (13,949)         --         --
                                                             ---------    --------    -------
  Total costs incurred.....................................  $ 564,459    $142,712    $71,387
                                                             =========    ========    =======

---------------

(1) Acquisition of proved properties includes $437.4 million relative to the acquisition of Coda of which $50 million was allocated to unproved property costs.

ACREAGE

     The following table sets forth, as of December 31, 1997, the gross and net acres that the Company owned, controlled or had the right to acquire interests in both developed and undeveloped acreage. Developed acreage refers to acreage within producing units and undeveloped acreage refers to acreage that has not been placed in producing units. "Gross" acres refers to the total number of acres in which the Company owns a working interest. "Net" acres refers to gross acres multiplied by the Company's fractional working interest.

                                                   DEVELOPED         UNDEVELOPED(1)
                                               -----------------   -------------------
                                                GROSS      NET       GROSS       NET
                                               -------   -------   ---------   -------
Rocky Mountains:
  Green River Basin..........................    1,920       373     425,995   108,877
  Moxa Arch Trend............................   50,221    27,307      24,850    15,858
  Wind River Basin...........................      320       120     182,689    69,525
  Big Horn Basin.............................      160        80     218,874    80,950
  Denver-Julesburg Basin.....................    1,560     1,170     285,718   127,692
Permian Basin................................   79,468    36,289          20        20
Mid-Continent Region:
  Oklahoma...................................  115,050    37,987       2,500       750
  North Texas................................   24,658    19,632          --        --
  Kansas.....................................   17,879    15,536          --        --
Austin Chalk Trend:
  Texas-Giddings Field.......................  145,753    49,801     266,698   127,024
  Louisiana..................................    7,576     1,773     356,132   304,303
Other Operating Areas:
  Michigan-Central Basin.....................    3,280     2,000     296,922    90,236
  Gulf Coast.................................    4,051     2,026      69,380    50,283
                                               -------   -------   ---------   -------
          Totals.............................  451,896   194,094   2,129,778   975,518
                                               =======   =======   =========   =======

---------------

(1) Leases covering approximately half of the undeveloped acreage will expire within the next four years. However, the Company expects to evaluate this acreage prior to its expiration. The Company's leases generally provide that the leases will continue past their primary terms if oil or gas in commercial quantities is being produced from a well on such leases.

PRODUCTIVE WELL SUMMARY

     The following table sets forth the Company's ownership in productive wells at December 31, 1997. Gross oil and gas wells include three with multiple completions. Wells with multiple completions are counted only once for purposes of the following table. Production from various formations in wells without multiple completions is commingled.

                                                              PRODUCTIVE WELLS
                                                              ----------------
                                                              GROSS      NET
                                                              ------    ------
Gas.........................................................    667       275
Oil.........................................................  2,123     1,470
                                                              -----     -----
          Total.............................................  2,790     1,745

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

     Although the Company seeks to moderate the impact of price volatility through its commodity price risk management activities, the Company remains subject to price fluctuations for natural gas sold in the spot market due primarily to seasonality of demand and other factors beyond the Company's control. Domestic oil prices generally follow worldwide oil prices, which are subject to price fluctuations resulting from changes in world supply and demand.

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

     All of the Company's current Moxa Arch Wyoming oil and condensate production is sold at market related prices pursuant to an option held by Amoco.

     The Company's Moxa Arch wells are subject to various gathering agreements with third parties including, as to wells drilled under the Amoco Farmout Agreement in the Wilson Ranch, Seven Mile Gulch and Bruff areas, a Gas Gathering and Processing Agreement dated March 20, 1992 with Northwest Pipeline. Gathering fees under this agreement are currently $0.065 per MMBtu, subject to indexed escalation, and fuel charges of 0.5%. Gathering fees and fuel charges in the Cow Hollow/ Shute Creek areas are similar to those under the Amoco Gas Contract.

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

     All of the Company's oil production is sold under market sensitive or spot price contracts to various purchasers.

     Sales to individual customers constituting 10% or more of total oil and gas sales in 1997 were made to Aquila Southwest Pipeline (31%), GPM Gas Corporation (21%) and Amoco Gas Trading Corp. (20%).

     Management believes that the loss of any one of the above customers would not have a material adverse effect on the Company's results of operations or its financial position.

PRICE RISK MANAGEMENT TRANSACTIONS

  Commodity Price Risk Management

     With the objective of achieving more predictable revenues and cash flows and reducing the exposure to fluctuations in gas and oil prices, the Company has entered into price risk management transactions of various types with respect to both natural gas and oil, as described below. While the use of these arrangements limits the downside risk of adverse price movements to a certain extent, it may also limit future revenues from favorable price movements. The Company had entered into price risk management transactions with respect to a substantial portion of its production for 1996 and 1997 and with respect to a substantial portion of its estimated production for 1998 through 2000 and with respect to lesser portions thereafter. The Company continues to evaluate whether to enter into additional such transactions for 1998 and future years. In addition, the Company may determine from time to time to terminate its then existing hedging and other risk management positions.

     All of the Company's price risk management transactions are carried out in the over-the-counter market and not on the New York Mercantile Exchange ("NYMEX"), with financial counterparties having at least an investment grade credit rating. All of these transactions provide solely for financial settlements relating to closing prices on the NYMEX.

     The following is a summary of the types of price risk management transactions in effect as of December 31, 1997.

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

     Options, Puts and Straddles. When the Company believes that it receives a sufficiently high cash premium (or other consideration) for granting the counterparty a call or put option, it may enter into such a transaction. If the Company sold a $23.00 call on oil for $0.40 a barrel in a given month and prices averaged $22.00 a barrel for such month, the Company would receive a net realization per barrel of $22.40 ($22.00 plus the $0.40 premium). However, if for that month the price of oil averaged $25.00 per barrel, the Company would receive a net realization of $23.40 (the call price, $23.00, plus $0.40). The Company regards this as a prudent transaction under certain circumstances provided that the Company always has more physical production for the periods involved than its related aggregate risk management transactions. A limited number of these transactions contain negotiated knockout, extendable or leverage provisions. These provisions either limit price protection beyond a specific level, contain tiered pricing provisions, allow the option to be extended for a period of time, or provide for payment based upon a multiple of the underlying notional volume. The transactions described in this paragraph are required to be marked to market as to the value of these transactions on the last day of the accounting period to which such statement relates.

     Basis Swaps. Since a substantial portion of the Company's natural gas is sold under spot contracts with reference to Houston Ship Channel prices and the Company's price risk management transactions are based on the NYMEX Reference Price relating to gas delivered to Henry Hub, Louisiana, the Company has entered into basis swaps that require the counterparty to make a payment to the Company in the event that the average NYMEX Reference Price per MMBtu for gas delivered to Henry Hub, Louisiana for a reference period exceeds the average price for MMBtu for gas delivered at the Houston Ship Channel for such reference period by more than a stated differential, and requires the Company to make a payment to the counterparty in the event that the NYMEX Reference Price for Henry Hub exceeds the price for Houston Ship Channel gas by less than the stated differential (or in the event that the Houston Ship Channel price exceeds the Henry Hub price). The Company also sells Wyoming gas at prices based on the Northwest Pipeline Rocky Mountain Index (an index of prices for gas delivered at various delivery points on the Northwest Pipeline in the Northern Rocky Mountain
area) and has entered into basis swaps that requires the counterparty to make a payment to the Company in the event that the average NYMEX Reference Price per MMBtu for gas delivered at Henry Hub, Louisiana for a reference period exceeds the stated differential or to have the Company pay to the counterparty if it is less than the stated differential (or if the Northwest Pipeline Rocky Mountain index price is greater than the NYMEX reference price).

     Certain of the Company's price risk management transactions were previously covered by guarantees of, and certain other collateral from Robert A. Belfer, Chairman of the Board and Chief Executive Officer. Subsequent to the Company's initial public offering, all such guarantees have been terminated and all such collateral has been returned.

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

LOUISIANA SEVERANCE TAX ABATEMENTS

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

     Production of natural gas, gas condensate and oil from any well drilled to a true vertical depth of more than 15,000 feet and where production starts after July 31, 1994, is exempt from severance tax for 24 months or until payout of the well cost, whichever occurs first. The exemption applies to production from any depth in the wellbore.

     Currently, the Louisiana severance tax rate on oil is 12.5% of gross value and the severance tax on gas is 10.1 cents per Mcf. Only one of the severance tax exemptions discussed above may be taken on a particular well. The Company anticipates that a substantial portion of its current and future Louisiana wells will qualify for one of the two exemptions discussed above.

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

     The basic credit, which is currently approximately $0.52 per MMbtu of natural gas produced from tight sand reservoirs and approximately $1.03 per MMbtu of natural gas produced from Devonian Shale, is computed by reference to the price of crude oil and is phased out as the price of oil exceeds $23.50 per Bbl in 1979 dollars (as adjusted for inflation) with complete phaseout if such price exceeds $29.50 per Bbl in 1979 dollars (as adjusted for inflation). Under this formula, the commencement of phaseout would be triggered if the average price for crude oil rose above approximately $45 per Bbl in current dollars. The Company generated approximately $0.9 million of Section 29 Tax Credits in 1996. The Section 29 Tax Credit may not be credited against the alternative minimum tax, but under certain circumstances may be carried over and applied against regular tax liability in future years. Therefore, no assurances can be given that the Company's Section 29 Tax Credits will reduce its federal income tax liability in any particular year.

REGULATION

     The oil and gas industry is extensively regulated by federal, state and local authorities. In particular, oil and gas production operations and economics are affected by price controls, environmental protection statutes and regulations, tax statutes and other laws relating to the petroleum industry, as well as changes in such laws, changing administrative regulations and the interpretations and application of such laws, rules and regulations. In October 1992, comprehensive national energy legislation was enacted which focuses on electric power, renewable energy sources and conservation. This legislation, among other things, guarantees equal treatment of domestic and imported natural gas supplies, mandates expanded use of natural gas and other alternative fuel vehicles, funds natural gas research and development, permits continued offshore drilling and use of natural gas for electric generation and adopts various conservation measures designed to reduce consumption of imported oil. The legislation may be viewed as generally intended to encourage the development and use of natural gas. Oil and gas industry legislation and agency regulation are under constant review for amendment and expansion for a variety of political, economic and other reasons.

     Regulation of Natural Gas and Oil Exploration and Production. The Company's operations are subject to various types of regulation at the federal, state and local levels. Such regulation includes requiring permits for the drilling of wells, maintaining bonding requirements in order to drill or operate wells and regulating the location of wells, the method of drilling and casing wells, the surface use and restoration of properties upon which wells are drilled, the plugging and abandoning of wells and the disposal of fluids used in connection with operations. The Company's operations are also subject to various conservation laws and regulations. These include the regulation of the size of drilling and spacing units or proration units and the density of wells which may be drilled in and the unitization or pooling of oil and gas properties. In this regard, some states (such as Oklahoma) allow the forced pooling or integration of tracts to facilitate exploration while other states (such as Texas) rely on voluntary pooling of lands and leases. In areas where pooling is voluntary, it may be more difficult to form units and, therefore, more difficult to develop a project if the operator owns less than 100% of the leasehold. In addition, state conservation laws establish maximum rates of production from oil and gas wells, generally prohibit the venting or flaring of gas and impose certain requirements regarding the ratability of production. The effect of these regulations may limit the amount of oil and gas the Company can produce from its wells and may limit the number of wells or the locations at which the Company can drill. The regulatory burden on the oil and gas industry increases the Company's costs of doing business and, consequently, affects its profitability. Inasmuch as such laws and regulations are frequently expanded, amended or reinterpreted, the Company is unable to predict the future cost or impact of complying with such regulations.

     The Company has operations located on federal oil and gas leases, which are administered by the MMS. Such leases are issued through competitive bidding, contain relatively standardized terms and require compliance with detailed MMS regulations and orders pursuant to the Outer Continental Shelf Lands Act ("OCSLA") (which are subject to change by the MMS). For offshore operations, lessees must obtain MMS approval for exploration plans and development and production plans prior to the commencement of such operations. In addition to permits required from other agencies (such as the Coast Guard, the Army Corps of Engineers and the Environmental Protection Agency (the "EPA")), lessees must obtain a permit from the MMS prior to the commencement of drilling. The MMS has promulgated regulations requiring offshore production facilities located on the Outer Continental Shelf (the "OCS") to meet stringent engineering and construction specifications. The MMS proposed additional safety-related regulations concerning the design and operating procedures for OCS production platforms and pipelines. These proposed regulations were withdrawn pending further discussions among interested federal agencies. The MMS also has regulations restricting the flaring or venting of natural gas, liquid hydrocarbons and oil without prior authorization. Similarly, the MMS has promulgated other regulations governing the plugging and abandonment of wells located offshore and the removal of all production facilities. To cover the various obligations of lessees on the OCS, the MMS generally requires that lessees post substantial bonds or other acceptable assurances that such obligations will be met. The cost of such bonds or other surety can be substantial and there is no assurance that bonds or other surety can be obtained in all cases. Under certain circumstances, the MMS may require Company operations on federal leases to be suspended or terminated. Any such suspension or termination could materially and adversely affect the Company's financial condition and operations.

     The MMS issued a notice of proposed rulemaking in which it proposed to amend its regulations governing the calculation of royalties and the valuation of crude oil produced from federal leases. The proposed rule would modify the valuation procedures for both arm's length and non-arm's length crude oil transactions to decrease reliance on posted prices and assign a value to crude oil that better reflects market value, establish a new MMS form for collecting value differential data and amend the valuation procedure for the sale of federal royalty oil. The Company cannot predict at this stage of the rulemaking proceeding how it might be affected by this amendment to the MMS regulations.

     In April 1997, after two years of study, the MMS withdrew proposed changes to the way it values natural gas for royalty payments. These proposed changes would have established an alternative market-based method to calculate royalties on certain natural gas sold to affiliates or pursuant to non-arm's length sales contracts.

     Recently, the MMS has issued a final rule to clarify the types of costs that are deductible transportation costs for purposes of royalty valuation of production sold off the lease. In particular, under the rule, the MMS will not allow deduction of costs associated with marketer fees, cash out and other pipeline imbalance penalties, or long-term storage fees. The Company cannot predict what, if any, effect the new rule will have on its operations.

     Natural Gas and Oil Marketing and Transportation. Historically, the transportation and sale for resale of natural gas in interstate commerce have been regulated pursuant to the Natural Gas Act of 1938, the Natural Gas Policy Act of 1978 (the "NGPA") and the regulations promulgated thereunder by the Federal Energy

Regulatory Commission (the "FERC"). In the past, the federal government has regulated the prices at which oil and gas could be sold. Deregulation of wellhead sales in the natural gas industry began with the enactment of the NGPA. In 1989, the Natural Gas Wellhead Decontrol Act was enacted. This act amended the NGPA to remove both price and non-price controls from natural gas sold in "first sales" as of January 1, 1993. While sales by producers of natural gas and all sales of crude oil, condensate and natural gas liquids can currently be made at uncontrolled market prices, Congress could reenact price controls in the future.

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

     Commencing in April 1992, the FERC issued Order Nos. 636, 636-A, 636-B and 636-C (collectively, "Order No. 636"), which, among other things, require interstate pipelines to "restructure" to provide transportation separate, or "unbundled," from the pipelines' sales of gas. Also, Order No. 636 requires pipelines to provide open-access transportation on a basis that is equal for all gas supplies. Order No. 636 has been implemented as a result of FERC orders in individual pipeline service restructuring proceedings. In many instances, the result of the Order No. 636 and related initiatives have been to substantially reduce or bring to an end the interstate pipelines' traditional roles as wholesalers of natural gas in favor of providing only storage and transportation services. The FERC has issued final orders in virtually all pipeline restructuring proceedings, and has completed a series of one year reviews to determine whether refinements are required regarding individual pipeline implementations of Order No. 636.

     Although Order No. 636 does not directly regulate natural gas producers such as the Company, the FERC has stated that Order No. 636 is intended to foster increased competition within all phases of the natural gas industry. It is unclear what impact, if any, increased competition within the natural gas industry under Order No. 636 will have on the Company and its natural gas marketing efforts. The United States Court of Appeals for the District of Columbia Circuit (the "Court") recently issued its decision in the appeals of Order No. 636. The Court largely upheld the basic tenets of Order No. 636, including the requirements that interstate pipelines "unbundle" their sales of gas from transportation and that pipelines provide open-access transportation on a basis that is equal for all gas suppliers. The Court remanded several relatively narrow issues for further explanation by the FERC. In doing so, the Court made it clear that the FERC's existing rules on the remanded issues would remain in effect pending further consideration. The Company believes that the issues remanded for further action do not appear to materially affect it. The United States Supreme Court has decided not to review the Court's decision regarding Order No. 636. In February 1997, the FERC issued Order No. 636-C, its order on remand from the Court. Order 636-C is currently pending on rehearing before the FERC. Although Order No. 636 could provide the Company with additional market access and more fairly applied transportation service rates, terms and conditions, it could also subject the Company to more restrictive pipeline imbalance tolerances and greater penalties for violations of those tolerances. The Company does not believe, however, that it will be affected by any action taken with respect to Order No. 636 materially differently than other natural gas producers and marketers with which it competes.

     The FERC has issued a statement of policy and a request for comments concerning alternatives to its traditional cost-of-service rate making methodology. This policy statement articulates the criteria that the FERC will use to evaluate proposals to charge market-based rates for the transportation of natural gas. The policy statement also provides that the FERC will consider proposals for negotiated rates for individual shippers of natural gas, so long as a cost-of-service-based rate is available as a recourse rate. A number of pipelines have obtained FERC authorization to charge negotiated rates. The FERC also has requested comments on whether it should allow gas pipelines the flexibility to negotiate the terms and conditions of transportation service with prospective shippers. The Company cannot predict what further action the FERC will take on these matters, however, the Company does not believe that it will be affected by any action taken materially differently than other natural gas producers and marketers with which it competes.

     The FERC has announced its intention to reexamine certain of its transportation-related policies, including the manner in which interstate pipeline shippers may release interstate pipeline capacity under Order No. 636 for resale in the secondary market, and the price shippers can charge for released capacity. In February 1997, the FERC announced a broad inquiry into issues facing the natural gas industry, to assist the FERC in establishing regulatory goals and priorities. In November 1997, the FERC issued a proposed rulemaking to further standardize pipeline transportation tariffs that, if implemented as proposed, could adversely affect the reliability of scheduled interruptible transportation service. In December 1997, the FERC requested comments on the financial outlook of the natural gas pipeline industry, including among other matters, whether the FERC's current rate making policies are suitable in the current industry environment. While any resulting FERC action would affect the Company only indirectly, the FERC's current rules and policies may have the effect of enhancing competition in natural gas markets by, among other things, encouraging non-producer natural gas marketers to engage in certain purchase and sale transactions. The Company cannot predict what action the FERC will take on these matters, nor can it accurately predict whether the FERC's actions will achieve the goal of increasing competition in markets in which the Company's natural gas is sold. However, the Company does not believe that it will be affected by any action taken materially differently than other natural gas producers and marketers with which it competes.

     The FERC has issued a policy statement on how interstate natural gas pipelines can recover the costs of new pipeline facilities. While the FERC's policy statement on new construction cost recovery affects the Company only indirectly, in its present form, the new policy should enhance competition in natural gas markets and facilitate construction of gas supply laterals. The FERC has denied requests for rehearing of this policy statement. The FERC has issued numerous orders approving the spin-down or spin-off by interstate pipelines of their gathering facilities. A "spin-off" is a FERC-approved sale of gathering facilities to a non-affiliate. A "spin-down" is a transfer of gathering facilities to an affiliate. These approvals were given despite the strong protests of a number of producers concerned that any diminution in FERC's oversight of interstate pipeline-related gathering services might result in a denial of open access or otherwise enhance the pipeline's monopoly power. The FERC's lead decision in this area has been largely affirmed by an appellate court. While the FERC has stated that it will retain limited jurisdiction over such gathering facilities and will hear complaints concerning any denial of access, it is unclear what effect the FERC's gathering policy will have on producers such as the Company and the Company cannot predict what further action the FERC will take on these matters. One possible result of the FERC's actions may be increased state regulatory oversight of gathering.

     Commencing in October 1993, the FERC issued a series of rules (Order Nos. 561 and 561-A) establishing an indexing system under which oil pipelines will be able to change their transportation rates, subject to prescribed ceiling levels. The indexing system, which allows or may require pipelines to make rate changes to track changes in the Producer Price Index for Finished Goods, minus one percent, became effective January 1, 1995. The FERC's decision in this matter was recently affirmed by the Court. The Company is not able at this time to predict the effects of Order Nos. 561 and 561-A, if any, on the transportation costs associated with oil production from the Company's oil producing operations.

     Additional proposals and proceedings that might affect the oil and gas industry are pending before the FERC and the courts. The Company cannot predict when or whether any such proposals may become effective. In the past, the natural gas industry has been heavily regulated. There is no assurance that the regulatory approach currently pursued by the FERC will continue indefinitely. Notwithstanding the foregoing, the Company does not anticipate that compliance with existing federal, state and local laws, rules and regulations will have a material or significantly adverse effect upon the capital expenditures, earnings or competitive position of the Company.

     Environmental Regulation. Activities of the Company with respect to the exploration, development and production of oil and natural gas are subject to stringent environmental regulation by state and federal authorities including the EPA. Such regulation has increased the cost of planning, designing, drilling, operating and in some instances, abandoning wells. In most instances, the regulatory requirements relate to the handling and disposal of drilling and production waste products and waste created by water and air pollution control procedures. Although the Company believes that compliance with existing environmental regulations will not have a material adverse effect on operations or earnings, the risks of substantial costs and liabilities are inherent in oil and gas operations, and there can be no assurance that significant costs and liabilities, including civil and criminal penalties, will not be incurred. Moreover, it is possible that other developments, such as stricter environmental laws and regulations, and claims for damages to property or persons resulting from the Company's operations could result in substantial costs and liabilities to the Company.

     The Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), also known as the "Superfund" law, imposes liability, without regard to fault or the legality of the original conduct, on certain classes of persons with respect to the release of a "hazardous substance" into the environment. These persons include the owner and operator of the disposal site or sites where the release occurred and companies that disposed or arranged for the disposal of the hazardous substances released at such site. Persons who are or were responsible for releases of hazardous substances under CERCLA may be subject to joint and several liability for the costs of cleaning up the hazardous substances that have been released into the environment and for damages to natural resources, and it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the hazardous substances released into the environment.

     The Company generates wastes, including hazardous wastes, that are subject to the federal Resource Conservation and Recovery Act ("RCRA") and comparable state statutes. The EPA and various state agencies have limited the approved methods of disposal for certain hazardous and nonhazardous wastes. Furthermore, it is possible that certain wastes generated by the Company's oil and natural gas operations that are currently exempt from treatment as "hazardous wastes" may in the future be designated as "hazardous wastes" under RCRA or other applicable statutes and therefore be subject to more rigorous and costly operating and disposal requirements.

     The Company currently owns or leases, and has in the past owned or leased, numerous properties that for many years have been used for the exploration and production of oil and gas. Although the Company has utilized operating and disposal practices that were standard in the industry at the time, hydrocarbons or other wastes may have been disposed of or released on or under the properties owned or leased by the Company or on or under other locations where such wastes have been taken for disposal. In addition, many of these properties have been owned or operated by third parties whose treatment and disposal or release of hydrocarbons or other wastes was not under the Company's control. These properties and the wastes disposed thereon may be subject to CERCLA, RCRA and analogous state laws. Under such laws, the Company could be required to remove or remediate previously disposed wastes (including wastes disposed of or released by prior owners or operators) or property contamination (including groundwater contamination by prior owners or operators) or to perform remedial plugging operations to prevent future contamination.

     The Oil Pollution Act of 1990 (the "OPA") amends certain provisions of the Federal Water Pollution Control Act of 1972, commonly referred to as the Clean Water Act ("CWA") and other statutes as they pertain to the prevention of and response to oil spills into navigable waters. The OPA subjects owners and operators of facilities to strict joint and several liability for all containment and cleanup costs and certain other public and private damages arising from a spill, including, but not limited to, the costs of responding to a release of oil to surface waters. OPA establishes a liability limit for onshore facilities of $350 million and for offshore facilities, all removal costs plus $75 million, however, a party cannot take advantage of liability limits if the spill is caused by gross negligence or willful misconduct or resulted from a violation of a federal safety, construction or operating regulation. If a party fails to report a spill or cooperate in the cleanup, liability limits likewise do not apply. The CWA provides penalties for any discharges of petroleum product in reportable quantities and imposes substantial liability for the costs of removing a spill. State laws for the control of water pollution also provide varying civil and criminal penalties and liabilities in the case of releases of petroleum or its derivatives into surface waters or into the ground. Federal regulations under the CWA and OPA require certain owners or operators of facilities that store or otherwise handle oil, such as the Company, to prepare and implement spill prevention, control and countermeasure plans and facility response plans relating to the possible discharge of oil into surface waters. In addition, the CWA and analogous state laws require permits to be obtained to authorize discharges into surface waters or to construct facilities in wetland areas. With respect to certain of its operations, the Company is required to maintain such permits or meet general permit requirements. In 1992, the EPA adopted regulations concerning discharges of storm water runoff. This program requires covered facilities to obtain individual permits, participate in a group permit or seek coverage under an EPA general permit. The Company believes that it is in substantial compliance with the requirements of the CWA and OPA and that any non-compliance would not have a material adverse effect on the Company.

     In April of 1994, the BLM directed that an EIS be performed along a portion of the Moxa Arch area of Wyoming. The final EIS was completed in June of 1996. In March of 1997, the BLM issued its record of decision relating to this EIS. During the pendency of the EIS and record of decision, regulatory approval to drill wells in the affected area was difficult to obtain. The BLM's record of decision authorized the drilling of approximately 700 natural gas wells in the Moxa Arch, subject to review of certain air quality components. The Company believes that drilling activity will now resume, albeit subject to the record of decision.

OPERATING HAZARDS AND INSURANCE

     Oil and gas drilling and production activities are subject to numerous risks, many of which are beyond the Company's control. These risks include the risk that no commercially productive oil or natural gas reservoirs will be encountered, that operations may be curtailed, delayed or canceled as a result of title problems, weather conditions, compliance with governmental requirements, mechanical difficulties or shortages or delays in the delivery of equipment and that the availability or capacity of gathering systems, pipelines or processing facilities may limit the Company's ability to market its production. There can be no assurance that new wells drilled by the Company will be productive or that the Company will recover all or any portion of its investment. Drilling for oil and natural gas may involve unprofitable efforts, not only from dry wells, but from wells that are productive but do not produce sufficient net revenues to return a profit after drilling, operating and other costs.

     In addition, the Company's properties may be susceptible to hydrocarbon drainage from production by other operators on adjacent properties. Industry operating risks include the risk of fire, explosions, blow-outs, pipe failure, abnormally pressured formations and environmental hazards such as oil spills, gas leaks, ruptures or discharges of toxic gases, the occurrence of any of which could result in substantial losses to the Company due to injury or loss of life, severe damage to or destruction of property, natural resources and equipment, pollution or other environmental damage, clean-up responsibilities, regulatory investigation and penalties and suspension of operations. Additionally, the Company's oil and gas operations are located in an area that is subject to tropical weather disturbances, some of which can be severe enough to cause substantial damage to facilities and possibly interrupt production.

     The MMS requires lessees of OCS properties to post performance bonds in connection with the plugging and abandonment of wells located offshore and the removal of all production facilities. The Company has posted an area wide bond meeting MMS requirements and has obtained additional supplemental bonding on its offshore leases as required by the MMS.

     The Company maintains customary oil and gas related third party liability coverage, which it must renew annually, that insures the Company against certain sudden and accidental risks associated with drilling, completing and operating its wells. There can be no assurance that this insurance will be adequate to cover any losses or exposure to liability or that the Company will be able to renew its coverage annually. The Company and its subsidiaries carry workers' compensation insurance in all states in which they operate. While the Company believes this coverage is customary in the industry, it does not provide complete coverage against all operating risks.

TITLE TO PROPERTIES

     Title to properties is subject to royalty, overriding royalty, carried, net profits, working and other similar interests and contractual arrangements customary in the oil and gas industry, to liens for current taxes not yet due and to other encumbrances. As is customary in the industry in the case of undeveloped properties, little investigation of record title is made at the time of acquisition of leasehold interests (other than a preliminary review of local records). Investigations, including a title opinion of local counsel, are generally made before commencement of drilling operations. To the extent title opinions or other investigations reflect title defects, the Company, rather than the seller of the undeveloped property, is typically responsible to cure any such title defects at its expense. If the Company were unable to remedy or cure title defect of a nature such that it would not be prudent to commence drilling operations on the property, the Company could suffer a loss of its entire investment in the property. From time to time the Company's title to oil and gas properties is challenged through legal proceedings. Under the terms of certain of the Company's joint development, participation and farmout agreements, the Company's interest (other than interests acquired through holding of leasehold interests prior to spudding of the well) in each well is conveyed to the Company upon the successful completion of the well or satisfaction of other conditions.

EMPLOYEES

     As of December 31, 1997, the Company had 208 full time employees, none of whom is represented by organized labor unions. The Company considers its employee relations to be good.

OFFICE AND EQUIPMENT

     The Company maintains its executive offices at 767 Fifth Avenue, New York, New York. The Company pays Robert A. Belfer, Chairman of the Board and Chief Executive Officer, a fee of $250,000 per annum for office space and services provided through such office. This fee is indexed to the consumer price index. The fee is based on the actual cost of such office space pro-rated to the amount utilized in Company operations. The Company believes the fee compares favorably to the terms which might have been available from a non-affiliated party. The Company currently has 11 months remaining on a lease covering 18,004 square feet of office space in Houston, Texas. The lease contains two two-year renewal options. The Company owns a building in Dallas, Texas, containing approximately 65,000 square feet which serves as the headquarters of its Dallas division. The Company leases 5,796 square feet of office space in Tulsa, Oklahoma pursuant to a lease that terminates on August 31, 2000. The Company also leases 1,748 square feet of office space in Midland, Texas pursuant to a lease that terminates on February 28, 1999. Additionally, the Company owns a property in Granger, Wyoming consisting of a metal building and associated four acres, used by Belco as a production office and yard. The Company also maintains an inventory of field equipment and materials including tubular goods, compressors, pumping units and field vehicles.

FORWARD-LOOKING INFORMATION AND RISK FACTORS

     This document includes "forward-looking statements" within the meaning of
Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements other than statements of historical facts included in this document (including the information incorporated by reference therein), including without limitation statements regarding planned capital expenditures, the availability of capital resources to fund capital expenditures, estimates of proved reserves, the number of anticipated wells to be drilled in 1998 and thereafter, the Company's financial position, business strategy and other plans and objectives for future operations, are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. There are numerous uncertainties inherent in estimating quantities of proved oil and natural gas reserves and in projecting future rates of production and timing of development expenditures, including many factors beyond the control of the Company. Reserve engineering is a subjective process of estimating underground accumulations of oil and natural gas that cannot be measured in an exact way, and the accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. As a result, estimates made by different engineers often vary from one another. In addition, results of drilling, testing and production subsequent to the date of an estimate may justify revisions of such estimate and such revisions, if significant, would change the schedule of any further production and development drilling. Accordingly, reserve estimates are generally different from the quantities of oil and natural gas that are ultimately recovered. Additional important factors that could cause actual results to differ materially from the Company's expectations are described elsewhere herein. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by such factors.

  Volatility of Oil and Gas Prices; Marketability of Production

     The Company's revenue, profitability and future rate of growth are substantially dependent upon the prevailing prices of, and demand for, oil and natural gas. The Company's ability to maintain or increase its borrowing capacity and to obtain additional capital on attractive terms is also substantially dependent upon oil and gas prices. Prices for oil and natural gas are subject to wide fluctuation in response to relatively minor changes in the supply of and demand for oil and natural gas, market uncertainty and a variety of additional factors that are beyond the control of the Company. These factors include the level of consumer product demand, weather conditions, domestic and foreign governmental regulations, the price and availability of alternative fuels, political conditions in the Middle East, the foreign supply of oil and natural gas, the price of oil and gas imports and overall economic conditions. From time to time, oil and gas prices have been depressed by excess domestic and imported supplies. There can be no assurance that current price levels will be sustained. It is impossible to predict future oil and natural gas price movements with any certainty. Declines in oil and natural gas prices may adversely affect the Company's financial condition, liquidity and results of operations and may reduce the amount of the Company's oil and natural gas that can be produced economically. Market prices for oil and gas have generally declined since December 1997. Additionally, substantially all of the Company's sales of oil and natural gas are made in the spot market or pursuant to contracts based on spot market prices and not pursuant to long-term fixed price contracts. With the objective of reducing price risk, the Company enters into hedging transactions with respect to a portion of its expected future production. There can be no assurance, however, that such hedging transactions will reduce risk or mitigate the effect of any substantial or extended decline in oil or natural gas prices. Any substantial or extended decline in the prices of oil or natural gas would have a material adverse effect on the Company's financial condition and results of operations.

     In addition, the marketability of the Company's production depends upon the availability and capacity of gas gathering systems, pipelines and processing facilities. Federal and state regulation of oil and gas production and transportation, general economic conditions and changes in supply and demand all could adversely affect the Company's ability to produce and market its oil and natural gas. If market factors were to change dramatically, the financial impact on the Company could be substantial. The availability of markets and the volatility of product prices are beyond the control of the Company and represent a significant risk. See "-- Marketing and Management's Discussion and Analysis of Financial Condition and Results of Operations -- Overview."

     Volatile oil and gas prices make it difficult to estimate the value of producing properties for acquisition and often cause disruption in the market for oil and gas producing properties, as buyers and sellers have difficulty agreeing on such value. Price volatility also makes it difficult to budget for and project the return on acquisitions and development and exploration projects.

  Uncertainty of Estimates of Oil and Gas Reserves

     This 10-K contains estimates of the Company's proved oil and gas reserves and the estimated future net revenues therefrom based upon the Company's estimates and the reserve report prepared by Miller and Lents (the "Miller and Lents Report") that rely upon various assumptions, including assumptions required by the Securities and Exchange Commission (the "Commission") as to oil and gas prices, drilling and operating expenses, capital expenditures, taxes and availability of funds. The process of estimating oil and gas reserves is complex, requiring significant decisions and assumptions in the evaluation of available geological, geophysical, engineering and economic data for each reservoir. As a result, such estimates are inherently imprecise. Actual future production, oil and gas prices, revenues, taxes, development expenditures, operating expenses and quantities of recoverable oil and gas reserves may vary substantially from those estimated in the Company's estimates and the Miller and Lents Report. Any significant variance in these assumptions could materially affect the estimated quantity and value of reserves set forth in this 10-K. In addition, the Company's proved reserves may be subject to downward or upward revision based upon production history, results of future exploration and development, prevailing oil and gas prices and other factors, many of which are beyond the Company's control. Actual production, revenues, taxes, development expenditures and operating expenses with respect to the Company's reserves will likely vary from the estimates used, and such variances may be material.

     Approximately 22% of the Company's total proved reserves at December 31, 1997 were undeveloped, which are by their nature less certain. Recovery of such reserves will require significant capital expenditures and successful drilling operations. The reserve data set forth in the Company's estimates and the Miller and Lents Report assumes that substantial capital expenditures by the Company will be required to develop such reserves. Although cost and reserve estimates attributable to the Company's oil and gas reserves have been prepared in accordance with industry standards, no assurance can be given that the estimated costs are accurate, that development will occur as scheduled or that the results will be as estimated. See "Properties -- Oil and Gas Reserves."

     The present value of future net revenues referred to in this 10-K should not be construed as the current market value of the estimated oil and gas reserves attributable to the Company's properties. In accordance with applicable requirements of the Commission, the estimated discounted future net cash flows from proved reserves are generally based on prices and costs as of the date of the estimate, whereas actual future prices and costs may be materially higher or lower. Actual future net cash flows also will be affected by increases in consumption by gas purchasers and changes in governmental regulations or taxation. The timing of actual future net cash flows from proved reserves, and thus their actual present value, will be affected by the timing of both the production and the incurrence of expenses in connection with development and production of oil and gas properties. In addition, the 10% discount factor, which is required by the Commission to be used in calculating discounted future net cash flows for reporting purposes, is not necessarily the most appropriate discount factor based on interest rates in effect from time to time and risks associated with the Company or the oil and gas industry in general.

  Reserve Replacement

     As is customary in the oil and gas exploration and production industry, the Company's future success depends upon its ability to find, develop or acquire additional oil and gas reserves that are economically recoverable. Unless the Company replaces its estimated proved reserves (through development, exploration or acquisition), the Company's proved reserves will generally decline as they are produced.

     Exploratory drilling and, to a lesser extent, development drilling involve a high degree of risk that no commercial production will be obtained or that the production will be insufficient to recover drilling and completion costs. The costs of drilling, completing and operating wells are uncertain. The Company's drilling operations may be curtailed, delayed or canceled as a result of numerous factors, including title problems, weather conditions, compliance with governmental requirements and shortages or delays in the delivery of equipment. Furthermore, completion of a well does not assure a profit on the investment or a recovery of drilling, completion and operating costs. See " -- Costs Incurred and Drilling Results."

     The Company's current strategy includes increasing its reserve base through acquisitions of leaseholds with drilling potential and by continuing to exploit its existing properties. There can be no assurance, however, that the Company's exploration and development projects will result in significant additional reserves or that the Company will have continuing success drilling productive wells at economically viable costs. Furthermore, while the Company's revenues may increase if prevailing oil and gas prices increase significantly, the Company's finding costs for additional reserves could also increase. For a discussion of the Company's reserves, see "Properties -- Oil and Gas Reserves."

  Ceiling Limitation Writedowns

     The Company reports its operations using the full cost method of accounting for oil and gas properties. Under the full cost accounting rules, the net capitalized costs of oil and gas properties may not exceed a "ceiling limit", calculated at the end of each quarter, which is based upon the present value of estimated future net cash flows from proved reserves, discounted at 10%, plus the lower of cost or fair market value of unproved properties, net of related tax effects. If net capitalized costs of oil and gas properties exceed the ceiling limit, the Company is subject to a ceiling limitation writedown to the extent of such excess. A ceiling limitation writedown is a charge to earnings which does not impact cash flows. However, such writedowns impact the amount of the Company's stockholders' equity. The risk that the Company will be required to write down the carrying value of its oil and gas properties increases when oil and gas prices are depressed or volatile. Application of these rules during periods of relatively low oil or gas prices, even if temporary, may result in a ceiling writedown. In addition, writedowns may occur if the Company makes additional acquisitions or has substantial downward revisions in its estimated proved reserves. The recent significant declines in oil and gas prices increase the risk that the Company is required to record a ceiling limitation writedown. See "--Volatility of Oil and Natural Gas Prices; Marketability of Production." The Company recorded in its fourth quarter ended December 31, 1997, a non-cash writedown of approximately $150 million ($97.5 million after tax), a significant portion of which is attributable to the 1997 Acquisition and lower year end reserve values due to lower year end prices. No assurance can be given that the Company will not experience additional ceiling limitation writedowns in the future. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

  Substantial Capital Requirements

     The Company makes, and will continue to make, substantial expenditures for the development, exploration, acquisition and production of oil and natural gas reserves. The Company incurred capital expenditures of $142.7 million during 1996 and $141.0 million, including $0.8 million representing Coda since date of acquisition (before property sales of approximately $14 million to third parties and excluding the acquisition of Coda) during 1997. The Company has budgeted $170 million for capital expenditures for producing properties and leasehold acquisitions and drilling operations in 1998. Management believes that the Company will have sufficient cash provided by operating activities, borrowings under its credit facility and any remaining proceeds from the sale of Preferred Stock to fund planned capital expenditures in 1998. However, if revenues or cash flows from operations decrease as a result of lower oil and natural gas prices or operating difficulties, the Company may be limited in its ability to expend the capital necessary to undertake or complete its planned drilling program, or it may be forced to raise additional debt or equity proceeds to fund such expenditures. The Company's credit facility currently limits the amounts the Company may borrow to $150 million, subject to increase or decrease based upon borrowing base adjustments. After giving effect to the application of the estimated net proceeds from the sale of Preferred Stock, the Company had $16 million of outstanding borrowings under its bank credit facility. There can be no assurance that additional debt or equity financing or cash generated by operations will be available to meet these requirements. See "Management's Discussion and Analysis of Financial Condition and Results of
Operations -- Liquidity and Capital Resources."

  Acquisition Risks

     The Company continues to pursue the acquisition of oil and gas properties and businesses. Although no definitive agreements have been reached regarding any such acquisitions, if consummated such acquisitions may have a material impact on the Company's business. Any acquisition by the Company must satisfy the applicable covenants set forth in the indenture governing the Company's
8 7/8% Senior Subordinated Notes due 2007 (the "8 7/8% Indenture"), the indenture governing Coda's 10 1/2% Senior Subordinated Notes due 2006 (the "Coda Indenture") and the credit agreement (the "Credit Agreement") relating to the Company's Credit Facility (as defined herein).

     The successful acquisition of producing properties generally requires accurate assessments of: (i) recoverable reserves; (ii) future oil and gas prices and operating costs; (iii) potential environmental and other liabilities; and, (iv) other factors. Such assessments are necessarily inexact and their accuracy inherently uncertain. It generally is not feasible to review in detail every individual property involved in an acquisition. Ordinarily, review efforts are focused on the higher-valued properties. Nevertheless, even a detailed review of all properties and records may not reveal existing or potential problems nor will it permit the Company to become sufficiently familiar with the properties to assess fully their deficiencies and capabilities. Inspections are not always performed on every well, and environmental problems, such as groundwater contamination, are not necessarily observable even when an inspection is undertaken.

  Holding Company Structure

     The Company conducts all of its operations through subsidiaries. Accordingly, the Company relies on dividends and cash advances from its subsidiaries to provide funds necessary to meet its obligations, and the Company will rely upon such sources of funds to pay interest on indebtedness and dividends on the Preferred Stock. The ability of any such subsidiary to pay dividends or make cash advances is subject to applicable laws and contractual restrictions as well as the financial condition and operating requirements of such subsidiary.

  Restrictions Upon Ability to Pay Dividends

     The ability of the Company to make dividend payments on the Preferred Stock will be dependent on the Company's future performance and liquidity. In addition, the Credit Agreement, the 8 7/8% Indenture and the Coda Indenture contain restrictions on the ability of the Company to pay cash dividends on its capital stock, including the Preferred Stock. The Credit Agreement permits the Company to pay cash dividends of up to $25,000,000 in the aggregate and restricts additional dividends to 50% of the Company's cumulative consolidated net income (as defined in the Credit Agreement) (or if such consolidated net income is a deficit, 100% of such deficit) from October 1, 1997, subject to increases and decreases to such cumulative amount based on other adjustments specified in the Credit Agreement. The Credit Agreement also prohibits the Company from paying cash dividends if there is a default or event of default under the Credit Agreement. The 8 7/8% Indenture permits the Company to pay cash dividends of up to $25,000,000 in the aggregate and restricts additional dividends to 50% of the Company's cumulative consolidated net income (as defined in the 8 7/8% Indenture) (or if such consolidated net income is a deficit, 100% of such deficit) from October 1, 1997, subject to increases and decreases to such cumulative amount based on other adjustments specified in the 8 7/8% Indenture. The 8 7/8% Indenture also prohibits the payment of cash dividends in the event that (i) the Company would not be permitted to incur $1.00 of additional indebtedness under the 8 7/8% Indenture at the time of a proposed dividend payment based on its inability to satisfy a fixed charge coverage ratio or (ii) there is a default or event of default under the 8 7/8% Indenture. The Coda Indenture permits the Company to pay cash dividends of up to $5,000,000 in the aggregate and would restrict additional dividends to 50% of the Company's cumulative consolidated net income (as defined in the Coda Indenture) (or if such consolidated net income is a deficit, 100% of such deficit) from April 1, 1996, subject to increases and decreases to such cumulative amount based on other adjustments specified in the Coda Indenture. The Company believes that it will have capacity in addition to the $5,000,000 under the Coda Indenture. The Coda Indenture would also prohibit the payment of cash dividends in the event that (i) the Company would not be permitted to incur $1.00 of additional indebtedness under the Coda Indenture at the time of a proposed dividend payment based on its inability to satisfy a fixed charge coverage ratio or (ii) there is a default or event of default under the Coda Indenture.

  Operating Hazards and Uninsured Risks; Production Curtailments

     Oil and gas drilling and production activities are subject to numerous risks, many of which are beyond the Company's control. These risks include the risk that no commercially productive oil or natural gas reservoirs will be encountered, that operations may be curtailed, delayed or canceled and that title problems, weather conditions, compliance with governmental requirements, mechanical difficulties or shortages or delays in the delivery of drilling rigs, work boats and other equipment may limit the Company's ability to market its production. There can be no assurance that new wells drilled by the Company will be productive or that the Company will recover all or any portion of its investment. Drilling for oil and natural gas may involve unprofitable efforts, not only from dry wells but also from wells that are productive but do not produce sufficient net revenues to return a profit after drilling, operating and other costs. In addition, the Company's properties may be susceptible to hydrocarbon drainage from production by other operators on adjacent properties.

     Industry operating risks include the risk of fire, explosions, blow-outs, pipe failure, abnormally pressured formations and environmental hazards such as oil spills, gas leaks, ruptures or discharges of toxic gases, the occurrence of any of which could result in substantial losses to the Company due to injury or loss of life, severe damage to or destruction of property, natural resources and equipment, pollution or other environmental damage, clean-up responsibilities, regulatory investigation and penalties and suspension of operations. Additionally, many of the Company's oil and gas operations are located in an area that is subject to tropical weather disturbances, some of which can be severe enough to cause substantial damage to facilities and possibly interrupt production. In accordance with customary industry practice, the Company maintains insurance against some, but not all, of the risks described above. There can be no assurance that any insurance will be adequate to cover losses or liabilities. The Company cannot predict the continued availability of insurance at premium levels that justify its purchase. Losses and liabilities arising from uninsured or under-insured events could have a material adverse effect on the financial condition and results of operations of the Company.

     From time to time, due primarily to contract terms, pipeline interruptions or weather conditions, the producing wells in which the Company owns an interest may be subject to production curtailments. The curtailments may vary from a few days to several months. In most cases the Company will be provided only limited notice as to when production will be curtailed and the duration of such curtailments. The Company is currently not curtailed on any of its production.

  Competition

     The Company operates in a highly competitive environment. The Company competes with major and independent oil and gas companies for the acquisition of desirable oil and gas properties, as well as for the equipment and labor required to develop and operate such properties. Many of these competitors have financial and other resources substantially greater than those of the Company.

  Risks of Price Risk Management Transactions

     In order to manage its exposure to price risks in the marketing of its oil and natural gas, the Company has in the past and expects to continue to enter into oil and natural gas price risk management arrangements with respect to a portion of its expected production. These arrangements may include futures contracts on the NYMEX fixed price delivery contracts and financial swaps. While intended to reduce the effects of volatility of the price of oil and natural gas, such transactions may limit potential gains by the Company if oil and natural gas prices were to rise or fall substantially over the price established by the arrangement. In addition, such transactions may expose the Company to the risk of financial loss in certain circumstances, including instances in which:
(i) production is less than expected; (ii) if there is a widening of price differentials between delivery points for the Company's production and the delivery point assumed in the arrangement; (iii) the counterparties to the Company's future contracts fail to perform under the contract; or (iv) a sudden, unexpected event materially impacts oil or natural gas prices. See "-- Price Risk Management Transactions" and "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

  Governmental Regulation

     Oil and gas operations are subject to various United States federal, state and local governmental regulations that change from time to time in response to economic or political conditions. Matters subject to regulation include discharge permits for drilling operations, drilling and abandonment bonds, reports concerning operations, the spacing of wells, and unitization and pooling of properties and taxation. From time to time, regulatory agencies have imposed price controls and limitations on production by restricting the rate of flow of oil and gas wells below actual production capacity in order to conserve supplies of oil and gas. In addition, the production, handling, storage, transportation and disposal of oil and gas, by-products thereof and other substances and materials produced or used in connection with oil and gas operations are subject to regulation under federal, state and local laws and regulations primarily relating to protection of human health and the environment. The Company may also be subject to substantial clean-up costs for any toxic or hazardous substance that may exist under any of its current properties or properties that it has operated in the past. To date, expenditures related to complying with these laws and for remediation of existing environmental contamination have not been significant in relation to the results of operations of the Company.

     Although the Company believes it is in substantial compliance with all applicable laws and regulations, the requirements imposed by such laws and regulations are frequently changed and subject to interpretation. In addition, the recent trend toward stricter standards in environmental legislation and regulation is likely to continue. For instance, legislation has been proposed in Congress from time to time that would reclassify certain crude oil and natural gas exploration and production wastes as "hazardous wastes" which would make the reclassified wastes subject to much more stringent handling, disposal and clean-up requirements. If such legislation were to be enacted, it could have a significant impact on the operating costs of the Company, as well as the oil and gas industry in general. The Company could incur substantial costs to comply with environmental laws and regulations, and the Company is unable to predict the ultimate cost of compliance with these requirements or their effect on its production. See "-- Regulation."

  Reliance on Key Personnel

     The Company depends, and will continue to depend in the foreseeable future, on the services of its officers and key employees with extensive experience and expertise in evaluating and analyzing producing oil and gas properties and drilling prospects, maximizing production from oil and gas properties and marketing oil and gas production. The ability of the Company to retain its officers and key employees is important to the continued success and growth of the Company.

     The Company is dependent upon Robert A. Belfer, the Company's Chairman and Chief Executive Officer, and Laurence D. Belfer, the Company's President and Chief Operating Officer, in addition to certain of its other executive officers. The unexpected loss of the services of one or more of these individuals could have a detrimental effect on the Company. The Company does not maintain key man life insurance on any of its officers or key employees. See "Directors and Executive Officers of the Registrant."

  Control by Certain Stockholders

     Robert A. Belfer, his spouse, his children, his sisters, their spouses, their children and trusts for their children and grandchildren own approximately 77% of the outstanding shares of the Common Stock and approximately 14% of the outstanding shares of the Preferred Stock. As a result, such stockholders will be able to effectively control the outcome of certain matters requiring a stockholder vote, including the election of directors. Such ownership of Common Stock may have the effect of delaying, deferring or preventing a change of control of the Company and may adversely affect the voting and other rights of other stockholders.

  Certain Potential Conflicts of Interests

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

     Coda was acquired from Joint Energy Investment Development Investments Limited Partnership ("JEDI") and certain members of Coda management. The general partner of JEDI is an affiliate of Enron. The consideration paid and issued by the Company for Coda was determined in an arms' length negotiations among the Company, Coda and the stockholders of Coda (including JEDI).

CERTAIN DEFINITIONS

     The definitions set forth below shall apply to the indicated terms as used in this 10-K. All volumes of natural gas referred to herein are stated at the legal pressure base of the state or area where the reserves exist and at 60 degrees Fahrenheit and in most instances are rounded to the nearest major multiple.

     AMI. Area of mutual interest.

     Bbl. One stock tank barrel, or 42 U.S. gallons liquid volume, used herein in reference to crude oil or other liquid hydrocarbons.

     Bcf. Billion cubic feet.

     Bcfe. Billion cubic feet equivalent, determined using the ratio of six Mcf of natural gas to one Bbl of crude oil, condensate or natural gas liquids.

     BOE. Barrel of oil equivalent (converting six Mcf of natural gas to one Bbl of oil).

     BOPD. Barrels of oil per day.

     Btu. British thermal unit, which is the heat required to raise the temperature of a one-pound mass of water from 58.5 to 59.5 degrees Fahrenheit.

     Completion. The installation of permanent equipment for the production of oil or natural gas, or in the case of a dry hole, the reporting of abandonment to the appropriate agency.

     Developed acreage. The number of acres that are allocated or assignable to producing wells or wells capable of production.

     Development well. A well drilled within the proved area of an oil or natural gas reservoir to the depth of a stratigraphic horizon known to be productive.

     Dry hole or well. A well found to be incapable of producing hydrocarbons in sufficient quantities such that proceeds from the sale of such production exceed production expenses and taxes.

     Exploratory well. A well drilled to find and produce oil or natural gas reserves not classified as proved, to find a new reservoir in a field previously found to be productive of oil or natural gas in another reservoir or to extend a known reservoir.

     Field. An area consisting of a single reservoir or multiple reservoirs all grouped on or related to the same individual geological structural feature and/or stratigraphic condition.

     Finding costs. Total costs incurred in oil and gas acquisition, exploration and development activities and capitalized interest divided by total reserve additions, including purchases of minerals in place, extensions, discoveries, revisions and other additions.

     Gross acres or gross wells. The total acres or wells, as the case may be, in which a working interest is owned.

     Liquids. Crude oil, condensate and natural gas liquids.

     MBbls. One thousand barrels of crude oil or other liquid hydrocarbons.

     Mcf. One thousand cubic feet.

     Mcf/d. One thousand cubic feet per day.

     Mcfe. One thousand cubic feet equivalent, determined using the ratio of six Mcf of natural gas to one Bbl of crude oil, condensate or natural gas liquids.

     MMS. Mineral Management Service of the United States Department of the Interior.

     MMBbls. One million barrels of crude oil or other liquid hydrocarbons.

     MMbtu. One million Btus.

     MMcf. One million cubic feet.

     MMcfe. One million cubic feet equivalent, determined using the ratio of six Mcf of natural gas to one Bbl of crude oil, condensate or natural gas liquids.

     Net acres or net wells. The sum of the fractional working interests owned in gross acres or gross wells, as the case may be.

     Oil. Crude oil and condensate.

     Operating cash inflows per Mcfe. Net operating cash inflows as listed in the Consolidated Statements of Cash Flows in the Consolidated Financial Statements divided by net gas equivalent production for the applicable periods.

     Present Value or PV10. When used with respect to oil and natural gas reserves, the estimated future gross revenue to be generated from the production of proved reserves, net of estimated production and future development costs, using prices and costs in effect as of the date indicated, without giving effect to non-property related expenses such as general and administrative expenses, debt service and future income tax expenses or to depreciation, depletion and amortization, discounted using an annual discount rate of 10%.

     Productive well. A well that is found to be capable of producing hydrocarbons in sufficient quantities such that proceeds from the sale of such production exceed production expenses and taxes.

     Proved developed nonproducing reserves. Proved developed reserves expected to be recovered from zones behind casing in existing wells.

     Proved developed producing reserves. Proved developed reserves that are expected to be recovered from completion intervals currently open in existing wells and capable of production to market.

     Proved reserves. The estimated quantities of crude oil, natural gas and natural gas liquids that geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions.

     Proved undeveloped location. A site on which a development well can be drilled consistent with spacing rules for purposes of recovering proved undeveloped reserves.

     Proved undeveloped reserves. Proved reserves that are expected to be recovered from new wells on undrilled acreage or from existing wells where a relatively major expenditure is required for recompletion.

     Recompletion. The completion for production of an existing well bore in another formation from that in which the well has been previously completed.

     Reservoir. A porous and permeable underground formation containing a natural accumulation of producible oil and/or natural gas that is confined by impermeable rock or water barriers and is individual and separate from other reservoirs.

     Royalty interest. An interest in an oil and natural gas property entitling the owner to a share of oil or natural gas production free of costs of production.

     Undeveloped acreage. Lease acreage on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and natural gas regardless of whether such acreage contains proved reserves.

     Updip. A higher point in the reservoir.

     Working interest. The operating interest that gives the owner the right to drill, produce and conduct operating activities on the property and a share of production.

     Workover. Operations on a producing well to restore or increase production.

ITEM 2 -- PROPERTIES

OIL AND GAS RESERVES

     The following table sets forth information with respect to the Company's estimated net proved oil and gas reserves as of December 31, 1997. Information in this 10-K as of December 31, 1997 relating to properties with 94% of the Company's estimated net proved oil and gas reserves and the estimated future net revenues attributable thereto is based upon the Miller and Lents Report prepared by Miller and Lents, Ltd. independent petroleum engineers. All calculations of estimated net proved reserves have been made in accordance with the rules and regulations of the Commission and, except as otherwise indicated, give no effect to federal or state income taxes otherwise attributable to estimated future net revenues from the sale of oil and gas. The present value of estimated future net revenues has been calculated using a discount factor of 10%. See "Business -- Forward-Looking Statements and Risk Factors -- Uncertainty of Estimates of Oil and Gas Reserves."

                                                                  AS OF DECEMBER 31, 1997
                                                              --------------------------------
                                                               PROVED       PROVED
                                                              DEVELOPED   UNDEVELOPED   TOTAL
                                                              ---------   -----------   ------
Estimated Proved Reserves:
  Gas (Bcf).................................................    226.1         71.1       297.2
  Oil (MMBbls)..............................................     41.3          9.9        51.2
                                                               ------       ------      ------
Total Gas Equivalents (Bcfe)................................    473.6        130.5       604.1
Estimated Future Net Revenue before Income Taxes (in
  millions)(1)..............................................   $792.1       $139.9      $932.0
Present Value of Estimated Future Net Revenues before Income
  Taxes (discounted at 10% per annum) (in millions)(1)......   $442.0       $ 62.9      $504.9

---------------

(1) Estimated future net revenue before income taxes represents estimated future gross revenue to be generated from the production of proved reserves, net of estimated production and future development costs, using average December 1997 prices, which were $2.30 per Mcf of gas and $17.28 per barrel of oil without giving effect to commodities price risk management activities accounted for as hedges. At December 31, 1997, the estimated future net revenue before income taxes and the present value of such estimated future net revenue before income taxes related to such activities were $5.9 million and $5.5 million, respectively (based on oil and gas prices in effect at December 31, 1997), which amounts have not been added to estimated future net revenue before income taxes and its present value as shown above. If such amounts were added, estimated future net revenue before income taxes would equal $798 million (Proved Developed) and $938 million (Total) and present values of such estimated future net revenues before income taxes would equal $447.5 million (Proved Developed) and $510.4 million (Total).

ITEM 3 -- LEGAL PROCEEDINGS

     The Company is a named defendant in routine litigation incidental to its business. While the ultimate results of these proceedings cannot be predicted with certainty, the Company does not believe that the outcome of these matters will have a material adverse effect on the Company.

ITEM 4 -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the quarter ended December 31, 1997, no matters were submitted by the Company to a vote of its security holders.

                                    PART II

ITEM 5 -- MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     As of March 20, 1998, the Company estimates there were approximately 3,429 beneficial holders of its Common Stock. The Company's Common Stock is listed on the New York Stock Exchange ("NYSE") and traded under the symbol "BOG." As of March 20, 1998, the Company had 31,584,400 shares outstanding and its closing price on the NYSE was $17.125 per share. The high and low sales prices for the Company's Common Stock during each quarter in the two years ended December 31, 1997 were as follows:

                                  COMMON STOCK

                                                                HIGH        LOW
                                                              --------    -------
1996
First Quarter (commencing March 25, 1996)...................  $ 22.875    $21.625
Second Quarter..............................................     35.50      22.25
Third Quarter...............................................     37.25      18.25
Fourth Quarter..............................................    29.125      23.00
1997
First Quarter...............................................  $  28.50    $18.125
Second Quarter..............................................     24.00      18.25
Third Quarter...............................................   22.1875     18.125
Fourth Quarter..............................................   22.4375      18.25

     The Company has never paid a dividend, cash or otherwise on its Common Stock. Certain provisions of the Company's Credit Agreement, 8 7/8% Indenture and the Coda Indenture restrict the Company's ability to declare or pay cash dividends on its Common Stock. Other than payments of Preferred Stock dividends, the Company currently intends to maintain a policy of retaining cash for the continued expansion of its business.

ITEM 6 -- SELECTED FINANCIAL DATA

     The following table sets forth selected financial data regarding the Company as of and for each of the periods indicated. The following data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's financial statements and notes thereto, which follow.

                                                       YEAR ENDED DECEMBER 31,
                                        ------------------------------------------------------
                                          1997        1996        1995       1994       1993
                                        ---------   ---------   --------   --------   --------
                                                (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Revenues:
  Oil and gas sales..................   $ 129,994   $ 119,710   $ 68,767   $ 40,362   $ 19,255
  Commodity Price Risk Management
     Activities......................      (6,479)     (5,967)     9,480        550         --
  Interest...........................       3,245       2,653        353        195         57
                                        ---------   ---------   --------   --------   --------
Total revenues.......................     126,760     116,396     78,600     41,107     19,312
                                        ---------   ---------   --------   --------   --------
Costs and expenses:
  Oil and gas operating expenses.....      12,758       7,847      5,824      5,510      2,495
  Depreciation, depletion and
     amortization....................      46,684      40,904     27,590     14,072      4,098
  Impairment of oil and gas
     properties......................     150,000
  General and administrative.........       3,913       3,059      2,597      2,269        856
  Interest Expense...................       1,668          --         --         --         --
                                        ---------   ---------   --------   --------   --------
Total costs and expenses.............     215,023      51,810     36,011     21,851      7,449
                                        ---------   ---------   --------   --------   --------
Income (loss) before income taxes....     (88,263)     64,586     42,589     19,256     11,863
Pro forma provision (benefit) in lieu
  of income tax(1)...................     (31,355)     21,953     13,852      5,030      1,504
                                        ---------   ---------   --------   --------   --------
Pro forma net income (loss)(1).......   $ (56,908)  $  42,633   $ 28,737   $ 14,226   $ 10,359
                                        =========   =========   ========   ========   ========
Pro forma basic and diluted earnings
  (loss) per share(1)................   $   (1.80)  $    1.42   $   1.15   $    .57   $    .41
                                        =========   =========   ========   ========   ========
Weighted average common shares
  outstanding(2).....................      31,538      29,986     25,000     25,000     25,000
STATEMENT OF CASH FLOWS DATA:
Income before income taxes,
  depreciation, depletion and
  amortization and other non-cash
  items(3)...........................   $ 107,345   $ 108,716   $ 69,609   $ 33,605   $ 15,961
Capital expenditures.................     564,459     142,712     71,387     52,230     32,647
Cash flow from operating
  activities.........................     101,523     108,059     62,037     28,126     14,351
Cash flow from investing
  activities.........................    (363,136)   (143,826)   (65,133)   (52,670)   (33,698)
Cash flow from financing
  activities.........................     230,400      77,684     (2,299)    30,376     18,708
BALANCE SHEET DATA:
Working capital......................   $  36,757   $  48,667   $    446   $ 14,357   $  3,108
Total assets.........................     697,109     303,918    145,550    101,625     50,248
Long-term debt.......................     352,090          --     22,000      6,930         --
Equity...............................     184,648     233,203    105,015     89,890     47,188

---------------

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

(3) Income before income taxes, depreciation, depletion and amortization, impairment of oil and gas properties and other non-cash mark-to-market accounting provisions is presented as a measure of the Company's ability to service its debt and to fund capital expenditures, not as a measure of operating results, and is not presented in the financial statements.

ITEM 7 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion is intended to assist in the understanding of the Company's historical financial position and results of operations for the periods indicated. The following discussion is based on the Company's historical financial statements and related notes thereto which follow and contain detailed information that should be referred to in conjunction with Management's Discussion and Analysis.

OVERVIEW

     Since its inception in April 1992, the Company has grown rapidly, with substantially all of its growth coming "through the drill bit" and the 1997 Acquisition of Coda. The Company's participation in exploration and development activities in the Moxa Arch Trend of Wyoming and in the Austin Chalk Trend in the Giddings Field of Texas are principally responsible for the drill bit portion of its substantial expansion of production, revenues and reserves.

     The Company was organized as a Nevada corporation in January 1996 in connection with the Combination (the "Combination") of ownership interests (the "Combined Assets") in certain entities (the "Predecessors") and direct interests in oil and gas properties and certain hedge transactions (the "Direct Interests") owned by members of the Robert A. Belfer family and by employees of the Predecessors and entities related thereto. The Company and the owners of the Combined Assets entered into an Exchange and Subscription Agreement and Plan of Reorganization, dated as of January 1, 1996 (the "Exchange Agreement"), that provided for the issuance by the Company of an aggregate of 25,000,000 shares of Common Stock to such owners in exchange for the Combined Assets on March 29, 1996, the date the initial public offering closed. The owners of the Combined Assets received shares of Common Stock proportionate to the value of the Combined Assets underlying their ownership interests in the Predecessors and the Direct Interests.

     Pursuant to the Exchange Agreement, the owners of the Combined Assets received all revenues attributable to production and are responsible for all incurred expenses related to the Combined Assets for all periods prior to January 1, 1996. Effective with the Combination (which was contemporaneous with the closing of the initial public offering), the Company is entitled to receive all revenues and is responsible for all expenses related to the Combined Assets on and after January 1, 1996.

     From inception through the date of the Combination, March 29, 1996, the Predecessors were not required to pay federal income taxes due to their status as either a partnership, individual owner, Subchapter S corporation, limited liability corporation or joint venture, which are "pass-through" entities that are not subject to federal income taxation; instead, taxes relating to the Combined Assets for such periods were required to be paid by the owners of the Predecessors and the Direct Interests.

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

     On November 26, 1997, the Company acquired all of the outstanding capital stock of Coda, an independent energy company that is principally engaged in the acquisition and exploitation of producing oil and natural gas properties. Coda's properties are principally located in the Permian Basin of west Texas and the Mid-Continent region of Oklahoma and north Texas. The acquisition approximately doubled the Company's reserve base to 604 Bcfe at December 31, 1997, extended the Company's reserve life from approximately 5.3 years to approximately 8.1 years, and established a balanced reserve mix of approximately 51% oil and 49% natural gas.

     The Company has accounted for the acquisition of Coda using the purchase method of accounting for business combinations. In accordance with the Statement of Financial Accounting Standards Board No. 109 ("SFAS 109"), the Company recorded, in the fourth quarter ended December 31, 1997, a one-time non-cash

"gross up" of deferred taxes of approximately $101 million to the full cost pool related to the acquisition of Coda.

     Based on the Company's year end 1997 estimated proved reserves, the Company recorded in the fourth quarter ending December 31, 1997, a non-cash ceiling test provision of approximately $150 million ($97.5 million after tax). The ceiling test provision included the effect of the non-cash deferred tax liability of $101 million (SFAS 109 "gross up") attributable to the 1997 Acquisition on the Company's full cost pool at December 31, 1997 reflecting the difference between the tax basis of Coda's assets and liabilities and the amounts recorded for financial reporting purposes and the PV10 value of year end 1997 reserves, which were significantly impacted by lower product prices when compared to year end 1996 prices.

     The Company's revenue, profitability and future rate of growth are substantially dependent upon prevailing prices for natural gas, oil and condensate. These prices are dependent upon numerous factors beyond the Company's control, such as economic, political and regulatory developments and competition from other sources of energy. The energy markets have historically been very volatile, and there can be no assurance that oil and natural gas prices will not be subject to wide fluctuations in the future. A substantial or extended decline in oil and natural gas prices could have a material adverse effect on the Company's financial position, results of operations and access to capital, as well as the quantities of natural gas and oil reserves that the Company may economically produce. Natural gas produced is sold under contracts that primarily reflect spot market conditions for their particular area. The Company markets its oil with other working interest owners on spot price contracts and typically receives a modest premium to the area price posted for such oil.

     The Company utilizes commodity swaps and options and other commodity price risk management transactions for a portion of its oil and natural gas production to achieve a more predictable cash flow and to reduce its exposure to price fluctuations. The Company accounts for these transactions as hedging activities or uses mark-to-market accounting for those contracts that do not qualify for hedge accounting. As of December 31, 1997, the Company had various natural gas and oil price risk management contracts in place with respect to substantial portions of its estimated production for 1998 and 1999 and with respect to lesser portions of its estimated production for thereafter. The Company expects from time to time to either add to or reduce the amount of price risk management contracts that it has in place in keeping with its price risk management strategy.

     The following table sets forth certain operations data of the Company for the periods presented:

                                                          YEAR ENDED DECEMBER 31,
                                                      -------------------------------
                                                        1997        1996       1995
                                                      --------    --------    -------
Oil and Gas Sales (in thousands)(1).................  $129,994    $119,710    $68,767
Weighted Average Sales Prices (Unhedged):
  Oil (per Bbl).....................................  $  19.28    $  21.30    $ 17.35
  Gas (per Mcf).....................................  $   2.11    $   2.00    $  1.42
Net Production Data:
  Oil (MBbls).......................................     1,295         794        961
  Gas (MMcf)........................................    49,710      51,289     37,047
                                                      --------    --------    -------
  Gas equivalent (MMcfe)............................    57,479      56,053     42,813
Data per Mcfe:
  Oil and gas sales revenues (unhedged).............  $   2.26    $   2.14    $  1.61
  Commodity price risk management activities
     -- Cash........................................      (.13)        .06        .22
     -- Non-Cash....................................       .02        (.17)        --
  Oil and gas operating expenses....................     (0.22)       (.14)      (.14)
  General and administrative........................     (0.07)       (.06)      (.06)
  Depreciation, depletion and amortization..........     (0.81)       (.73)      (.64)
                                                      --------    --------    -------
  Pre-tax operating profit(2).......................  $   1.05    $   1.10    $  0.99
                                                      ========    ========    =======
Number of wells drilled or drilling(3):
  Gross.............................................       135          80        118
  Net...............................................        62          34         34

---------------

(1) Oil and gas sales exclude results related to commodity price risk management activities reported separately.

(2) Excludes $150 million non-cash ceiling test provision and interest income/expense net.

(3) Excludes Coda prior to date of acquisition.

     The Company does not currently have any information concerning the Year 2000 compliance of its suppliers and customers. In the event that any of the Company's significant suppliers or customers do not successfully and timely achieve Year 2000 compliance, the Company does not believe its business or operations would be adversely affected.

RESULTS OF OPERATIONS -- 1997 COMPARED TO 1996

  Revenues

     Oil and gas sales revenues for the year 1997 (unhedged) increased 9% to $130.0 million when compared to the $119.7 million realized in 1996. The increase is principally identified with a 63% increase in oil production over the prior year, partially offset by lower prices. In 1997, weighted average oil prices realized (unhedged) totaled $19.28 per barrel, a 9% decline when compared to the $21.30 realized in 1996. The natural gas weighted average prices realized (unhedged) increased 6% from $2.00 in 1996 to $2.11 in 1997. Production volume in 1997 on an Mcfe basis increased 3% to 57,479 MMcfe.

     Commodity price risk management activities resulted in a net pre-tax loss of $6.5 million for 1997 which included (1) realized hedging losses of $5.4 million, (2) net realized gains related to non-hedging transactions totaling $8.1 million, (3) net premiums received totaling $5.0 million and (4) a non-cash unrealized gain for mark-to-market accounting of $2.0 million. The impact of such activities on an Mcfe basis amounted to net losses of $0.11 ($0.13 cash losses and a non-cash gain of $0.02) and $0.11 ($0.06 cash gain and a non-cash loss of $0.17) per Mcfe for 1997 and 1996, respectively.

     Interest income realized during 1997 was $3.3 million compared to $2.7 million for 1996 due to higher average cash balances principally attributable to the proceeds realized by the Company from the offering of its 8 7/8% Senior Subordinated Notes completed in September 1997.

  Costs and Expenses

     Production and Operating Expenses. Production and operating expenses, including associated taxes, totaled $12.8 million in 1997, an increase of 63% over the $7.9 million incurred in the prior year. Operating costs on a Mcfe basis increased 59% to $0.22 per Mcfe compared to $0.14 per Mcfe in 1996. The higher costs are directly associated with new oil wells placed into production during the year, which typically are more costly than gas wells to operate, and one month of Coda's production activity which is primarily secondary oil recovery. A substantial portion of the Company's natural gas production from wells drilled prior to September 1996 in the downdip Giddings Field qualifies for exemption from Texas state production taxes. This exemption will continue for production through August 31, 2001. The state of Louisiana offers a full year exemption from severance taxes for production from oil and gas wells that are returned to service after having been active for two or more years or having 30 days or less of production during the past two years.

     Depreciation, Depletion and Amortization. Depreciation, depletion and amortization ("DD&A") costs related to oil and gas properties, excluding the non-cash ceiling test provision described below, totaled $46.7 million for 1997, a 14% increase over the $40.9 million incurred in the 1996 comparable period. The Company average DD&A rate per Mcfe for 1997 was $0.81 compared to a rate of $0.73 per Mcfe in 1996. The higher rate reflects increased levels of development and exploration drilling activities and higher costs paid for related third party services.

     At year end 1997, the Company recorded a non-cash ceiling test provision of $150 million ($97.5 million after tax) based on year end 1997 estimated proved reserves. The ceiling test provision included the effect of the non-cash $101 million SFAS 109 "gross-up" attributable to the Coda acquisition on the Company's full cost pool at December 31, 1997 and the SEC PV10 value of year end 1997 reserves, which were significantly impacted by lower product prices when compared to year end 1996 prices.

     General and Administrative Expenses. General and administrative expenses ("G&A") totaled $3.9 million for 1997, net of capitalized G&A costs directly related to the Company's oil and natural gas exploration and development efforts, a 28% increase over the prior year. The increase reflects the acquisition of Coda and one month of Coda's operations and related expenses. On an Mcfe basis, G&A costs were $0.07 for 1997 and $0.06 for 1996. Exploration related G&A expenses for 1997 in the amount of $5.8 million have been capitalized to oil and gas property accounts. The increase of $2.6 million over the 1996 comparable amount of $3.1 million principally reflects the addition of new personnel recruited to handle the Company's rapidly expanding exploration activities.

  Income Before Income Taxes

     The Company's pre-tax loss for 1997 was $88.3 million compared to $64.6 million of pre-tax income reported in 1996. The loss is principally the result of the $150 million non-cash ceiling test provision associated with SFAS 109 "gross-up" attributable to the acquisition of Coda and its impact on the full cost pool coupled with lower product prices at December 31, 1997 when compared to the prior year.

  Income Taxes

     Income tax benefits were recorded for 1997 totaling $31.4 million as a result of the reported pre-tax loss. The provision for taxes in 1996 included a one-time, non-cash charge in the amount of $30.1 million that was required as a result of the Combination which changed the tax status of the Company.

RESULTS OF OPERATIONS -- 1996 COMPARED TO 1995

  Revenues

     Oil and natural gas sales revenues for the year 1996 (unhedged) increased 74% to $119.7 million when compared to the $68.8 million realized in 1995. The substantial increase is principally identified with the addition of new Giddings Field wells, in both the Navasota and Independence areas of the Company's operations, and higher average prices realized for both oil and natural gas. Weighted average oil and natural gas prices (unhedged) increased 23% and 41%, respectively, when compared to 1995 price realizations. Production volume in 1996 on an Mcfe basis increased 31% over the prior year to 56,053 MMcfe.

     Commodity price risk management activities resulted in a pre-tax loss of $6.0 million for 1996 which included (1) a realized hedging loss of $83,000, (2) net realized losses on settlements of non-hedging transactions totaling $3.9 million, (3) net premiums received totaling $7.4 million and (4) a non-cash unrealized loss for mark-to-market accounting of $9.4 million. As a result of the substantial oil and natural gas price increases which occurred in the fourth quarter of 1996 (which had a positive impact on oil and gas sales revenues), the Company recorded a fourth quarter pre-tax loss of $8.4 million from commodity price risk management activities which included a $4.2 million non-cash charge for unrealized losses related to required mark-to-market accounting. The 1995 results of operations included pre-tax income of $9.5 million related to realized hedging gains. The impact of such activities on an Mcfe basis amounted to a loss of $0.11 ($0.06 cash gain and a non-cash loss of $0.17) and a gain of $0.22 (all cash) per Mcfe for 1996 and 1995, respectively.

     Interest income realized during 1996 was $2.7 million compared to $0.4 million for 1995 due to higher average cash balances principally attributable to the proceeds of the Company's initial public offering.

  Costs and Expenses

     Production and Operating Expenses. Production and operating expenses including associated taxes in 1996 amounted to $7.9 million, an increase of 35% over the $5.8 million incurred in the prior year. Operating costs on an Mcfe basis were flat at $0.14 per Mcfe for both 1996 and 1995. A substantial portion of the Company's natural gas production from wells drilled prior to September 1996 in the downdip Giddings Field qualifies for exemption from Texas state production taxes. This exemption will continue for production through August 31, 2001.

     Depreciation, Depletion and Amortization. DD&A costs related to oil and gas properties totaled $40.9 million for 1996, a 48% increase over the $27.6 million incurred in the 1995 comparable period. The Company's average DD&A rate per Mcfe for 1996 was $0.73 compared to a rate of $0.64 per Mcfe in 1995. The increased rate primarily reflects the higher average cost of drilling deeper wells and costs associated with the unsuccessful east Texas Cotton Valley Reef Trend exploration activities.

     General and Administrative Expenses. G&A totaled $3.1 million for 1996, net of capitalized G&A costs directly related to the Company's oil and natural gas exploration and development efforts; an 18% increase over the prior year. The increase reflects the addition of new employees hired to assist with the Company's expanding activities and additional costs incurred in connection with becoming a publicly traded entity. On an Mcfe basis, G&A costs were flat at $0.06 for both 1996 and 1995. Operations G&A expenses for 1996 in the amount of $3.1 million have been capitalized to oil and gas property accounts. The increase of $1.8 million over the 1995 comparable amount reflects the Company's rapidly expanding exploration and development efforts.

  Income Before Income Taxes

     The Company's income before income taxes for 1996 was $64.6 million, a 52% increase over the $42.6 million realized in the prior year comparable period. The increase is directly related to increased production from new well additions in the Giddings Field and substantially higher average prices realized for both oil and natural gas.

  Income Taxes

     Income tax expenses for 1996 totaled $46.4 million. The provision for taxes includes a one-time, non-cash charge in the amount of $30.1 million that was required as a result of the Combination and the Exchange Agreement which changed the tax status of the Company.

LIQUIDITY AND CAPITAL RESOURCES

  General

     On March 29, 1996, the Company successfully completed an initial public offering of 6,500,000 shares of Common Stock. The initial public offering provided the Company with approximately $113 million net of offering expenses. Proceeds from the offering were used to repay approximately $35 million of indebtedness under the Company's previous credit facility, fund capital expenditures and for other general corporate purposes. The remaining proceeds from the offering, together with cash flows from operations, were used to fund planned capital expenditures, including lease acquisitions, commitments, other working capital requirements and general corporate purposes.

     In September 1997, the Company entered into a new five-year $150 million Credit Agreement dated September 23, 1997 (the "Credit Facility") with The Chase Manhattan Bank, N.A., as administrative agent (the "Agent") and other lending institutions (the "Banks"). The Credit Facility provides for an aggregate principal amount of revolving loans of up to the lesser of $150 million or the Borrowing Base (as defined) as in effect from time to time, which includes a subfacility from the Agent for letters of credit of up to $25 million. The Borrowing Base at December 31, 1997 was set at $105 million with $85 million advanced to the Company at that date and was increased to $150 million on February 27, 1998 concurrent with the consummation of the Permian Acquisition. The borrowing base will be redetermined by the Agent and the Banks semi-annually based upon their usual and customary oil and gas lending criteria as such exist from time to time. In addition, the Company may request two additional redeterminations and the Banks may request one additional redetermination per year.

     Indebtedness of the Company under the Credit Facility is secured by a pledge of the capital stock of each of the Company's material subsidiaries.

     Indebtedness under the Credit Facility bears interest at a floating rate based (at the Company's option) upon (i) the ABR with respect to ABR Loans or
(ii) the Eurodollar Rate for one, two, three or six months (or nine or twelve months if available to the Banks) Eurodollar Loans, plus the Applicable Margin. The ABR is the greater of (i) the Prime Rate, (ii) the Base CD Rate plus 1% or
(iii) the Federal Funds Effective Rate plus 0.50%. The Applicable Margin for Eurodollar Loans varies from 0.50% to 0.875% depending on the Borrowing Base usage. Borrowing Base usage is determined by a ratio of (i) outstanding Loans and letters of credit to (ii) the then effective Borrowing Base. Interest on ABR Loans will be payable quarterly in arrears and interest on Eurodollar Loans is payable on the last day of the interest period therefor and, if longer than three months, at three month intervals.

     The Company is required to pay to the Banks a commitment fee based on the committed undrawn amount of the lesser of the aggregate commitments or the then effective Borrowing Base during a quarterly period equal to a percent that varies from 0.20% to 0.30% depending on the Borrowing Base usage.

     In September 1997, the Company issued $150 million of 8 7/8% Senior Subordinated Notes due 2007 (the "8 7/8% Notes"). Interest on the 8 7/8% Notes accrues at the rate of 8 7/8% per annum and is payable semi-annually in arrears on March 15 and September 15 of each year, commencing on March 15, 1998. The
8 7/8% Notes mature on September 15, 2007 unless previously redeemed. Except under limited circumstances, the 8 7/8% Notes are not redeemable at the Company's option prior to September 15, 2002. Thereafter, the 8 7/8% Notes will be subject to redemption at the option of the Company, in whole or in part, at specified redemption prices, plus accrued and unpaid interest, if any, thereon to the applicable redemption date. In addition, upon a change of control (as defined in the indenture pursuant to which the 8 7/8% Notes were issued) the Company is required to offer and redeem the 8 7/8% Notes for cash at 101% of the principal amount, plus accrued and unpaid interest, if any, thereon to the applicable date of repurchase.

     The 8 7/8% Notes are general unsecured obligations of the Company and are subordinated in right of payment to all existing and future Senior Debt (as defined in the 8 7/8% Indenture) of the Company, which includes borrowings under the Credit Facility described above. The 8 7/8% Notes rank pari passu in right of payment with any existing or future senior subordinated debt of the Company, including the Coda Notes and rank senior in right of payment to all other subordinated indebtedness of the Company.

     As of December 31, 1997, Coda had $110,000,000 principal amount outstanding of the Coda Notes. Interest on the Coda Notes accrues at the rate of 10 1/2% per annum and is payable semi-annually in arrears on April 1 and October 1 of each year. Except under limited circumstances, the Coda Notes are not redeemable at the Company's option prior to April 1, 2001. Thereafter the Coda Notes will be subject to redemption at specified prices, plus accrued and unpaid interest, if any, thereon to the applicable redemption date. The acquisition by the Company of Coda required Coda to make an offer to purchase the Coda Notes at a purchase price of 101% of principal amount which expired on January 9, 1998. $1 million principal amount of Coda Notes were tendered and accepted for purchase under this offer.

     The Coda Notes are general unsecured obligations of Coda and are subordinated in right of payment to all existing and future Senior Debt (as defined) of Coda, including any bank debt.

     On February 25, 1998, the Company merged Coda into Belco and Belco assumed the obligations under the Coda Notes.

     In December 1997, the Company entered into two interest rate swap agreements converting two fixed rate obligations to floating rate obligations. The first agreement covers $100 million of 8.875% long-term debt (comparable to the interest rate on the 8 7/8% Notes) and obligates the Company to pay an initial rate of 8.175% through September 15, 1998. Thereafter, the rate is redetermined at each six month period through September 15, 2007. The floating rates are capped at 8.875% through September 15, 2001 and at 10% from March 15, 2002 through September 15, 2007. The second agreement covers $110 million of 10.5% long-term debt (comparable to the interest rate on the Coda Notes) and obligates the Company to pay an initial rate of 9.8881% through April 1, 1998. Thereafter, the rate is redetermined at each six month period through 2003. Floating rates on this agreement are capped at 10.5% through October 1, 1999 and 11.625% from April 1, 2000 through April 1, 2003. The two agreements will reduce the Company's interest expense by approximately $1 million through October 1, 1998.

     On March 10, 1998 the Company completed the sale of 4.37 million shares of its Preferred Stock. The Preferred Stock has a liquidation preference of $25 per share and is convertible at the option of the holder into shares of the Company's Common Stock at an initial conversion rate of 1.1292 shares of Common Stock for each share of Preferred Stock, equivalent to a conversion price of $22.14 per share of Common Stock. The Company received net proceeds from the sale of the Preferred Stock of $105.1 million, which was used to pay down bank indebtedness.

  Cash Flow

     Net operating cash flow (pre-tax), a measure of performance for exploration and production companies, is generally derived by adjusting net income (loss) to eliminate the effects of the non-cash depreciation, depletion and amortization expense, impairment of oil and gas properties provision for deferred income taxes and non-cash effects of commodity price risk management activities. Net operating cash flow before changes in working capital was approximately $107.3 million and $108.7 million for 1997 and 1996, respectively. The Company had working capital amounting to $36.8 million as of year end 1997, compared to $48.7 million available as of December 31, 1996.

  Capital Expenditures

     For 1997, the Company, including one month of Coda activities, incurred capital expenditures in the amount of $141 million, before property sales of approximately $14 million to third parties, and excluding the acquisition of Coda.

     The Company intends to fund its future capital expenditures, commitments and working capital requirements through cash flows from operations, borrowings under the Credit Facility or other potential financings. If there are changes in oil and natural gas prices, however, that correspondingly affect cash flows and the Borrowing Base under the Credit Facility, the Company has the discretion and ability to adjust its capital budget. The Company believes it will have sufficient capital resources and liquidity to fund its capital expenditures and meet its financial obligations as they come due.

     In November 1997, the Company completed the acquisition of Coda. The Company paid an aggregate of $324 million including approximately $192 million in cash ($150 million plus a $42 million adjustment for proceeds from the disposition of Taurus Energy Corp. ("Taurus"), a subsidiary of Coda (which occurred on the day prior to closing of the 1997 Acquisition), assumption of $110 million of long-term debt outstanding of Coda and issued three year warrants to purchase 1,666,667 shares of Common Stock of the Company at $27.50 per share to the holders of the outstanding common stock, preferred stock and options to purchase common stock of Coda. Concurrently with the closing of the acquisition of Coda, the Company contributed $23 million to Coda that Coda utilized, together with the funds from the disposition of Taurus, to repay all of the debt outstanding under Coda's revolving credit facility (approximately $65 million in principal amount), plus accrued interest thereon, and such credit facility was thereafter terminated. The Company funded the cash portion of the consideration and the cash contribution to Coda through cash on hand and borrowings of $84 million under the Credit Facility.

  Commodity Price Risk Management Transactions

     Certain of the Company's commodity price risk management arrangements require the Company to deliver cash collateral or other assurances of performance to the counterparties in the event that the Company's payment obligations with respect to its commodity price risk management transactions exceed certain levels.

     With the primary objective of achieving more predictable revenues and cash flows and reducing the exposure to fluctuations in oil and natural gas prices, the Company has entered into price risk management transactions of various kinds with respect to both oil and natural gas. While the use of certain of these price risk management arrangements limits the downside risk of adverse price movements, it may also limit future revenues from favorable price movements. The Company engages in transactions such as selling covered calls or straddles which are marked-to-market at the end of the relevant accounting period. Since the futures market historically has been highly volatile, these fluctuations may cause significant impact on the results of any given accounting period. The Company has entered into price risk management transactions with respect to a substantial portion of its estimated production for the remainder of 1998 through 2000 and lesser portions of its estimated production thereafter. The Company continues to evaluate whether to enter into additional price risk management transactions for 1998 and future years. In addition, the Company may determine from time to time to unwind its then existing price risk management positions as part of its price risk management strategy.

OTHER

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

  Recent Accounting Pronouncements

     In June, 1997, Statement of Financial Accounting Standards ("SFAS") No.
130 -- "Comprehensive Income" was issued effective for interim and annual periods after June 30, 1997. This Statement will require the presentation of comprehensive income which is traditional net income (loss) adjusted for certain items that previously were only reflected in direct charges or credits to equity. The new pronouncement will have an effect on Belco due to its current investments held for sale.

ITEM 8 -- CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See the Consolidated Financial Statements and supplementary data listed in the accompanying Index to Financial Statements and Financial Statement Schedules on page F-1 herein. Information required by other schedules required under Regulation S-X is either not applicable or is included in the financial statements or notes thereto.

ITEM 9 -- CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10 -- DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information regarding Directors and Officers required under Item 10 will be contained in the definitive Proxy Statement of the Company for its 1998 Annual Meeting of Shareholders (the "Proxy Statement") under the headings "Election of Directors" and "Executive Compensation and Other Information" and is incorporated herein by reference. The Proxy Statement will be filed pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after December 31, 1997. The information regarding Officers not appearing in the Proxy Statement is identified below:

     Officers are elected each year by the Board of Directors following the Annual Meeting for a term of one year and until the election and qualification of their successors. The current executive officers of the Company and their ages, positions with the Company and business experience are presented below:

     Robert A. Belfer, age 62, is Chairman of the Board and Chief Executive Officer of the Company. Mr. Belfer began his career at BPC in 1958 and became Executive Vice President in 1964, President in 1965 and Chairman of the Board in 1984. BPC was an independent oil and gas producer in the United States and abroad, which went public in 1959. It was one of the larger independent oil and gas companies in the United States and was included in Fortune's listing of the 500 largest industrial companies in the United States prior to merging with InterNorth, Inc. (now Enron Corp.) in 1983. Following the merger, Mr. Belfer became Chief Operating Officer of BelNorth Petroleum Corp., a combination of oil and gas producing operations of BPC and InterNorth. He resigned from his position with InterNorth in 1986 and pursued personal investments in oil and gas and other industries. In April 1992, Mr. Belfer founded the Company. In addition to his position at the Company, Mr. Belfer serves on the boards of Enron and NAC Re Corporation. Mr. Belfer received his undergraduate degree from Columbia College (A.B. 1955) and a law degree from the Harvard Law School (J.D. 1958).

     Laurence D. Belfer, age 31, is Director, President and Chief Operating Officer of the Company. Mr. Belfer joined the Company as Vice President in September 1992. He was promoted to Executive Vice President in May 1995 and Chief Operating Officer in December 1995 and was named President in April 1997. He is a founder and Chairman of Harvest Management, Inc., a money management firm. Mr. Belfer graduated from Harvard University (B.A. 1988) and from Columbia Law School (J.D. 1992).

     Philip A. Epstein, age 41, is Senior Financial and Legal Advisor and General Counsel of the Company. Mr. Epstein began his career as a corporate lawyer with the New York City law firms of Kaye, Scholer, Fierman, Hays & Handler (1984-1987) and Fried, Frank, Harris, Shriver & Jacobson (1988-1991), specializing in mergers and acquisitions and corporate finance. Mr. Epstein joined the Belfer family in 1991 as Investment Counsel and assumed the founding positions of Executive Vice President, General Counsel and Secretary of the Company in April 1992. Mr. Epstein resigned from these positions in December 1992 but continues to serve as Senior Financial and Legal Advisor and General Counsel to the Company. Mr. Epstein received an undergraduate degree from the University of Chicago (B.A. 1978), a graduate degree in Politics and Economics from Oxford University (M.A. Oxon 1981) and his law degree from Northwestern University of Law (J.D. 1984).

     Dominick J. Golio, age 52, is Vice President -- Finance, Chief Financial Officer and Treasurer of the Company. Mr. Golio began his career at the New York City office of Arthur Andersen & Co. in 1972. In 1975, he joined Case, Pomeroy & Company and Felmont Oil Corporation, its publicly traded affiliate, where he rose to the position of Vice President Finance. Mr. Golio left Felmont in 1987 following a merger between Felmont and Homestake Mining Company. He served as Vice President Finance and Administration at both AEG Corporation, the U.S. electronics subsidiary of Daimler-Benz North America, until 1991 and at Millmaster Onyx Group, Inc. until September 1993 at which time he joined the Company. Mr. Golio is a Certified Public Accountant (NY). He holds undergraduate and graduate degrees from Pace University (B.B.A. Accounting, 1972,
M.B.A. -- Taxation, 1978).

     Shiv K. Sharma, age 56, is Senior Vice President -- Engineering of the Company. Mr. Sharma began his career in 1967 as a Reservoir Engineer with Shell Oil Company. In 1970, he joined BPC as a reservoir engineer and was subsequently elected to Vice President and Senior Vice President of Engineering, a position he held until his departure from that company in 1988. From 1988 to 1992, Mr. Sharma worked as a petroleum consultant for several New York companies. He served as a director and consultant to the Company commencing April 1992 and was elected to his present position in April 1994. Mr. Sharma received his degrees in petroleum technology from the Indian School of Mines (B.S. 1963) and petroleum engineering from Stanford University (M.S. 1966).

     Steven L. Mueller, age 44, is Senior Vice President -- Exploration of the Company. Mr. Mueller began his career in 1975 as a Geological Engineer at Tenneco Oil, Lafayette. He advanced at Tenneco Oil, Lafayette to Senior Geological Engineer in 1979, Project Geological Engineer in 1980 and Division Geological Engineer in the later part of 1980. Mr. Mueller relocated to San Antonio, Texas in 1985 where he maintained the title of Division Geological Engineer at Tenneco Oil but had the responsibility of reorganizing and then supervising an 18 member geological engineering group. Mr. Mueller was then promoted to Division Exploration Manager in 1987. In 1988, Mr. Mueller joined Fina Oil in Houston, Texas as Exploration Manager of South Louisiana, and in 1992 he joined American Exploration in Houston, Texas as Exploitation Vice President. He was with American Exploration until October of 1996 when he joined the Company. Mr. Mueller has over 22 years experience in exploring for and exploiting oil and gas fields both onshore and offshore and an expertise in 3-D seismic, mapping, log analysis and risk management. He holds a BS in Geological Engineering from the Colorado School of Mines (1975).

     Mel Fife, age 47, is Vice President -- Business Development of the Company. Mr. Fife began his career in 1979 as an Independent Landman working for various companies. Mr. Fife joined Union Pacific Resources Company in 1988 and served as a Landman until 1994. He joined the Company in November 1995 as Land Manager and was promoted to Vice President -- Land in January 1997. Mr. Fife has 18 years of extensive experience in all phases of land in the oil and gas industry. Mr. Fife is a graduate of Dallas Christian College (1979) from which he received a Bachelor of Science Degree and attended Emory University's Divinity Program (1978-1979).

     Gary Hampton, age 41, is Vice President -- Exploration -- Eastern Region of the Company. Mr. Hampton began his career in 1978 as a Reservoir Geologist for Texas Eastern (now PanEnergy). Mr. Hampton joined Champlin (currently UPR) in 1980 as a geologist and remained there until 1984. Mr. Hampton spent the next two years with Clayton Williams Energy generating prospects and developing acreage plays. In 1986, he became an independent consultant geologist providing geological assessments to the energy and environmental industry. Mr. Hampton rejoined Clayton Williams Energy in 1989 as the geologist responsible for, among other programs, geological planning associated with the company's Austin Chalk development program resulting in over 100 horizontal wells drilled in the Austin Chalk, Buda and Georgetown formations. Mr. Hampton was named Exploration Manager at Clayton Williams where he remained until February 1995, at which time he joined the Company as Manager -- Geology. Mr. Hampton was promoted to

Vice President -- Exploration in January 1996 and renamed Vice
President -- Exploration -- Eastern Division in October 1996. He received a B.S. in Geology from the University of Southern Mississippi in 1978.

     M. Bradford Moody, age 39, is Vice President -- Legal and Land. Mr. Moody began his career in 1983 as an Associate with Akin, Gump, Strauss, Hauer & Feld in Washington D.C., specializing in energy law. In 1988, he joined Pennzoil Company as an Attorney, and later Senior Attorney, specializing in oil and gas law. He remained at Pennzoil Company until 1996, at which time he joined the Company as Senior Attorney. In August 1997, Mr. Moody was named Vice
President -- Legal and Land of the Company. Mr. Moody received his undergraduate degree from Rice University (B.A. Economics 1980) and also attended Richmond College in London, England (1978-79). He received his law degree from the University of Texas School of Law (J.D. 1983).

     George A. Sheffer, age 45, is Vice President -- Operations of the Company. Mr. Sheffer began his career in 1974 at Chevron USA where he served in the capacities of Reservoir Engineer, Drilling Representative and Production Engineer. Mr. Sheffer went on to serve in various engineering management positions with Meridian Oil and its predecessor Southland Royalty Company from 1979 to 1992. He joined the Company as Senior Petroleum Engineer in May 1994 after spending two years at Mearsk Energy, Inc. as Drilling Manager. He was promoted to Vice President -- Operations at the Company in November 1994. Mr. Sheffer has more than 20 years of diverse experience in all phases of petroleum engineering and operations management in the domestic oil and gas industry. Mr. Sheffer has specialized in horizontal drilling since 1987 in Oklahoma and Texas. He has extensive experience in the entire Austin Chalk Trend from South Texas to the Louisiana Border. Mr. Sheffer is a graduate of Pennsylvania State University
(1974) from which he received a degree in Petroleum and Natural Gas Engineering.

     Jarl P. Johnson, age 67, is Vice Chairman and Chief Operating Officer of Coda and has been active in the oil and natural gas industry since 1953. Mr. Johnson worked for Phillips Petroleum from 1953 to 1955, and for Kewanee Oil Co. from 1955 to 1978 where he served as Manager of Engineering for 14 years. He worked for Hamilton Brothers Oil Company from 1978 to 1980 as Vice President of Engineering. From 1980 to 1986 he was Vice President of Operations for Ensource Inc. Mr. Johnson formed his own company, PetroJarl, Inc. in 1986 to own non-operated oil and gas interests. He became President and a director of Diamond Energy Operating Company ("Diamond") in October 1989. Mr. Johnson joined Coda as Vice Chairman in 1994 in connection with Coda's acquisition of Diamond and became Chief Operating Officer of Coda upon consummation of the merger with JEDI in February 1996. Mr. Johnson obtained a degree in Petroleum Engineering from the University of Tulsa in 1953.

     Grant W. Henderson, age 39, is President and Chief Financial Officer of Coda and joined Coda in October 1993 as Executive Vice President and Chief Financial Officer. He was elected a director of Coda in 1995 and became President of Coda upon consummation of the merger with JEDI in February 1996. Mr. Henderson was previously employed by NationsBank, beginning 1981, last serving as Senior Vice President in its Energy Banking Group. Mr. Henderson is a graduate of Texas Tech University where he received a B.B.A. degree with a major in finance.

ITEM 11 -- EXECUTIVE COMPENSATION

     The information required under Item 11 will be contained in the Proxy Statement under the heading "Executive Compensation and Other Information" and is incorporated herein by reference.

ITEM 12 -- SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

     The information required under Item 12 will be contained in the Proxy Statement under the heading "Security Ownership of Management and Certain Beneficial Owners" and is incorporated herein by reference.

ITEM 13 -- CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required under Item 13 will be contained in the Proxy Statement under the headings "Transactions with Management and Certain Shareholders" and "Executive Compensation and Other Information" and is incorporated herein by reference.

                                    PART IV

ITEM 14 -- EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) The following documents are filed as part of this report:

          1. Financial Statements: See Index to Consolidated Financial Statements and Schedules immediately following the signature page of this report.

          2. Financial Statement Schedules: See Index to Consolidated Financial Statements and Schedules immediately following the signature page of this report.

          3. Exhibits: The following documents are filed as exhibits to this report.

        EXHIBIT
          NO.                               DESCRIPTION OF EXHIBIT
        -------                             ----------------------
           3.1           -- Articles of Incorporation of Company (Incorporated by
                            reference from Exhibit 3.1 of the Registration Statement
                            on Form S-1, Registration No. 333-1034).
           3.2           -- Amended and Restated Bylaws of Company dated February 5,
                            1996 (Incorporated by reference from Exhibit 3.2(ii) of
                            the Form 10-Q dated March 31, 1996)
           4.1           -- Specimen Common Stock certificate (Incorporated by
                            reference from Exhibit 4.1 of the Registration Statement
                            on Form S-1, Registration No. 333-1034).
           4.2           -- Indenture dated as of September 23, 1997 among the
                            Company, as issuer, and The Bank of New York, as trustee
                            (Incorporated by reference from Exhibit 4.1 of
                            Registration Statement on Form S-4, Registration No.
                            333-37125).
          *4.3           -- Supplemental Indenture dated as of February 25, 1998
                            between Coda Energy, Inc., Diamond Energy Operating
                            Company, Electra Resources, Inc., Belco Operating Corp.,
                            Belco Energy L.P., Gin Lane Company, Fortune Corp., BOG
                            Wyoming LLC and Belco Finance Co. (individually, the
                            Subsidiary Guarantors), a subsidiary of the Company, and
                            The Bank of New York, a New York banking corporation (as
                            Trustee) amending the Indenture filed as Exhibit 4.2
                            above.
           4.4           -- Exchange and Registration Rights Agreement dated
                            September 23, 1997 by and among the Company and Chase
                            Securities Inc., Goldman, Sachs & Co. and Smith Barney
                            Inc. (Incorporated by reference from Exhibit 4.2 of
                            Registration Statement on Form S-4, Registration No.
                            333-37125).
           4.5           -- Indenture dated as of March 18, 1996 by and among Coda
                            Energy, Inc., as issuer, and Taurus Energy Corp., Diamond
                            Energy Operating Company and Electra Resources, Inc. (as
                            guarantors), and Chase Bank of Texas, N.A., (formerly
                            known as Texas Commerce Bank National Association, as
                            trustee (Incorporated by reference from Exhibit 4.1 of
                            the Coda Energy, Inc. Registration Statement on Form S-4
                            filed April 9, 1996, Registration No. 333-2375).
           4.6           -- First Supplemental Indenture dated as of April 25, 1996 amending the Indenture filed as Exhibit 4.5 above
                            (Incorporated by reference from Exhibit 4.12 of the Coda
                            Energy, Inc. Quarterly Report on Form 10-Q for the
                            quarterly period ended June 30, 1996, Commission File No.
                            0-10955).

        EXHIBIT
          NO.                               DESCRIPTION OF EXHIBIT
        -------                             ----------------------
          *4.7           -- Second Supplemental Indenture dated as of February 25,
                            1998 by and among the Company and Chase Bank of Texas,
                            N.A. (formerly known as Texas Commerce Bank National
                            Association), as trustee, amending the Indenture filed as
                            Exhibit 4.5 above.
          *4.8           -- Third Supplemental Indenture dated as of February 25,
                            1998 by and between the Company, the Belco subsidiaries
                            who are making a Subsidiary Guarantee (the Guarantors)
                            and Chase Bank of Texas, N.A., formerly known as Texas
                            Commerce Bank National Association (the Trustee).
           4.9           -- Certificate of Designations of 6 1/2% Convertible
                            Preferred Stock dated March 5, 1997 (Incorporated by
                            reference from Exhibit 4.1 of current report on Form 8-K
                            dated March 11, 1998).
          10.1           -- 1996 Non-Employee Directors' Stock Option Plan
                            (Incorporated by reference from Exhibit 10.1 of the
                            Registration Statement on Form S-1, Registration No.
                            333-1034).
          10.2           -- 1996 Stock Incentive Plan (Incorporated by reference from
                            Exhibit 10.2 of the Registration Statement on Form S-1,
                            Registration No. 333-1034).
          10.3           -- Exchange and Subscription Agreement and Plan of
                            Reorganization dated as of January 1, 1996 by and among
                            the Company, its Predecessors and certain individuals and
                            trusts (Incorporated by reference to Exhibit 10.3 of the
                            Registration Statement on Form S-1, Registration No.
                            333-1034).
          10.4           -- Form of Registration Rights Agreement entered into by
                            parties to Exchange Agreement (Incorporated by reference
                            to Exhibit 10.4 of the Registration Statement on Form
                            S-1, Registration No. 333-1034).
          10.5           -- Supplemental Agreement dated as of January 1, 1996 by and between the Company, Belco Oil & Gas Corp., a Delaware
                            corporation, Robert A. Belfer and certain officers of the
                            Company (Incorporated by reference to Exhibit 10.5 of the
                            Registration Statement on Form S-1, Registration No.
                            333-1034).
          10.6           -- Form of Indemnification Agreement by and between the
                            Company and its officers and directors (Incorporated by
                            reference to Exhibit 10.6 of the Registration Statement
                            on Form S-1, Registration No. 333-1034).
          10.7           -- Amended and Restated Well Participation Letter Agreement
                            dated as of December 31, 1992 between Chesapeake
                            Operating, Inc. and Belco Oil & Gas Corp., as amended by
                            (i) Letter Agreement dated April 14, 1983, (ii) Amendment
                            dated December 31, 1993, and (iii) Third Amendment dated
                            December 30, 1994 (Incorporated by reference to Exhibit
                            10.7 of the Registration Statement on Form S-1,
                            Registration No. 333-1034).
          10.8           -- Sale Agreement (Independence) dated as of June 10, 1994 between Chesapeake Operating, Inc. and Belco Oil & Gas
                            Corp. (Incorporated by reference to Exhibit 10.10 of the
                            Registration Statement on Form S-1, Registration No.
                            333-1034).
          10.9           -- Sale and Area of Mutual Interest Agreement (Greater
                            Giddings) dated as of December 30, 1994 between
                            Chesapeake Operating, Inc. and Belco Oil & Gas Corp.
                            (Incorporated by reference to Exhibit 10.12 of the
                            Registration Statement on Form S-1, Registration No.
                            333-1034).
          10.10          -- Golden Trend Area of Mutual Interest Agreement dated as of December 17, 1992 between Chesapeake Operating, Inc.
                            and Belco Oil & Gas Corp. (Incorporated by reference to
                            Exhibit 10.13 of the Registration Statement on Form S-1,
                            Registration No. 333-1034).

        EXHIBIT
          NO.                               DESCRIPTION OF EXHIBIT
        -------                             ----------------------
          10.11          -- Form of Participation Agreement for Belco Oil & Gas Corp.
                            1992 Moxa Arch Drilling Program (Incorporated by
                            reference to Exhibit 10.15 of the Registration Statement
                            on Form S-1, Registration No. 333-1034).
          10.12          -- Form of Offset Participation Agreement to the Moxa Arch
                            1992 Offset Drilling Program (Incorporated by reference
                            to Exhibit 10.16 of the Registration Statement on Form
                            S-1, Registration No. 333-1034).
          10.13          -- Form of Participation Agreement for Belco Oil & Gas Corp.
                            1993 Moxa Arch Drilling Program (Incorporated by
                            reference to Exhibit 10.17 of the Registration Statement
                            on Form S-1, Registration No. 333-1034).
          10.14          -- Credit Agreement dated as of September 23, 1997 by and
                            among Belco Oil & Gas Corp., and The Chase Manhattan
                            Bank, as administrative agent, and certain financial
                            institutions named therein as Lenders (Incorporated by
                            reference to Exhibit 10.1 of Registration Statement on
                            Form S-4, Registration No. 333-37125)
          10.15          -- First Amendment and Waiver, dated as of November 25, 1997 to (i) Credit Agreement dated as of September 23, 1997
                            among Belco Oil & Gas Corp. (the "Borrower"), the several
                            banks, financial institutions and other entities from
                            time to time parties to the Credit Agreement (the
                            "Lenders") and The Chase Manhattan Bank, as
                            administrative agent and (ii) the Pledge Agreement, dated
                            as of September 23, 1997 made by the Borrower and other
                            Pledgers (as defined in the Credit Agreement) in favor of
                            the Administrative Agent for the ratable benefit of
                            Lenders. (Incorporated by reference from Exhibit 99.4 to
                            the Company's Current Report on Form 8-K filed with the
                            Commission on November 26, 1997.)
         *10.16          -- Second Amendment and Consent, dated as of February 25,
                            1998, to the Credit Agreement, dated as of September 23,
                            1997, among Belco Oil & Gas Corp. (the "Borrower"), the
                            several banks, financial institutions and other entities
                            from time to time parties to the Credit Agreement (the
                            "Lenders") and The Chase Manhattan Bank, as
                            administrative agent.
         *21.1           -- Subsidiaries of the Registrant
         *23.1           -- Consent of Arthur Andersen LLP
         *23.2           -- Consent of Miller and Lents, Ltd.
         *27             -- Financial Data Schedule.

---------------

* Filed herewith

     Certain of the exhibits to this filing contain schedules which have been omitted in accordance with applicable regulations. The Registrant undertakes to furnish supplementally a copy of any omitted schedule to the Securities and Exchange Commission upon request.

ITEM 14 -- EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
FORM 8-K -- (CONTINUED)

     (b) Reports on Form 8-K.

Current Report on Form 8-K dated November 3, 1997

     Item 5. Other Events

            -- Announcement of Plan of Merger with Coda Energy, Inc.

Current Report on Form 8-K dated November 26, 1997

     Item 2. Acquisition of Coda Energy, Inc.

     Item 7. Financial Statements, Pro Forma Financial Information and Exhibits

          (a) Financial Statements of Business Acquired.

            Financial Statements to be filed by Amendment on Form 8K-A.*

          (b) Pro Forma Financial Information

            Financial Statements to be filed by Amendment on Form 8K-A.*

     * Above Financial Statements filed on Form 8K-A dated January 28, 1998.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            BELCO OIL & GAS CORP.


                                                                    By: /s/ LAURENCE D. BELFER
                                                         -------------------------------------------------
                                                                        Laurence D. Belfer
Date: March 20, 1998                                      President, Chief Operating Officer and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                      SIGNATURE                                     TITLE                    DATE
                      ---------                                     -----                    ----

                /s/ ROBERT A. BELFER                   Chief Executive Officer and      March 20, 1998
-----------------------------------------------------    Chairman of the Board of
                  Robert A. Belfer                       Directors (Principal
                                                         Executive Officer)

               /s/ LAURENCE D. BELFER                  President, Chief Operating       March 20, 1998
-----------------------------------------------------    Officer and Director
                 Laurence D. Belfer

                /s/ DOMINICK J. GOLIO                  Vice President -- Finance,       March 20, 1998
-----------------------------------------------------    Chief Financial Officer and
                  Dominick J. Golio                      Treasurer (Principal
                                                         Financial Officer and
                                                         Principal Accounting Officer)

                 /s/ GRAHAM ALLISON                    Director                         March 20, 1998
-----------------------------------------------------
                   Graham Allison

                /s/ DANIEL C. ARNOLD                   Director                         March 20, 1998
-----------------------------------------------------
                  Daniel C. Arnold

                 /s/ ALAN D. BERLIN                    Director                         March 20, 1998
-----------------------------------------------------
                   Alan D. Berlin

                   /s/ JACK SALTZ                      Director                         March 20, 1998
-----------------------------------------------------
                     Jack Saltz

             /s/ GEORGIANA SHELDON-SHARP               Director                         March 20, 1998
-----------------------------------------------------
               Georgiana Sheldon-Sharp

                     BELCO OIL & GAS CORP. AND SUBSIDIARIES

                 INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND
                         FINANCIAL STATEMENT SCHEDULES

                                                              PAGE
                                                              ----
CONSOLIDATED FINANCIAL STATEMENTS
  Report of Independent Public Accountants..................  F-2
  Consolidated Balance Sheets as of December 31, 1997 and
     1996...................................................  F-3
  Consolidated Statements of Operations for the Years Ended
     December 31, 1997,
     1996 and 1995..........................................  F-4
  Consolidated Statements of Stockholders' Equity for the
     Years Ended December 31, 1997,
     1996 and 1995..........................................  F-5
  Consolidated Statements of Cash Flows for the Years Ended
     December 31, 1997,
     1996 and 1995..........................................  F-6
  Notes to Consolidated Financial Statements................  F-7

CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

None

     Financial Statement schedules pursuant to regulations of the Securities and Exchange Commission have been omitted because they are either not required, not applicable or the information required to be presented is included in the Company's financial statements and related notes.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Belco Oil & Gas Corp.:

     We have audited the accompanying consolidated balance sheets of Belco Oil & Gas Corp. (a Nevada Corporation) and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Belco Oil & Gas Corp. and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

                                                             ARTHUR ANDERSEN LLP

Houston, Texas
February 27, 1998

                     BELCO OIL & GAS CORP. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                  DECEMBER 31,
                                                              ---------------------
                                                                1997         1996
                                                              ---------    --------
                                                                 (IN THOUSANDS)
CURRENT ASSETS:
  Cash and cash equivalents.................................  $  12,260    $ 43,473
  Accounts receivable (net).................................     43,867      28,934
  Assets from commodity price risk management activities....        936       2,249
  Advances to oil and gas operators.........................        346          69
  Marketable equity securities..............................     28,884           0
  Other current assets......................................        710         456
                                                              ---------    --------
          Total Current Assets..............................     87,003      75,181
                                                              ---------    --------
PROPERTY AND EQUIPMENT:
  Oil and gas properties at cost based on full-cost
     accounting --
  Proved oil and gas properties.............................    793,475     237,150
  Unproved oil and gas properties...........................     86,172      77,570
  Less -- Accumulated depreciation, depletion and
     amortization...........................................   (282,750)    (86,490)
                                                              ---------    --------
          Net oil and gas property..........................    596,897     228,230
                                                              ---------    --------
  Building and other equipment, net.........................      6,877          47
                                                              ---------    --------
OTHER ASSETS................................................      6,332         460
                                                              ---------    --------
          Total Assets......................................  $ 697,109    $303,918
                                                              =========    ========

                              LIABILITIES AND EQUITY

CURRENT LIABILITIES:
  Accounts payable and accrued liabilities..................  $  33,651    $ 16,886
  Liabilities from commodity price risk management
     activities.............................................      9,555       7,220
  Income taxes payable......................................         --       2,408
  Accrued interest..........................................      7,040          --
                                                              ---------    --------
          Total Current Liabilities.........................     50,246      26,514
LONG-TERM DEBT..............................................    352,090          --
DEFERRED INCOME TAXES.......................................    110,047      39,967
LIABILITIES FROM COMMODITY PRICE RISK MANAGEMENT
  ACTIVITIES................................................         78       4,234
STOCKHOLDERS' EQUITY:
  Preferred stock, $0.01 par value; 10,000,000 shares
     authorized; none issued or outstanding.................         --          --
  Common Stock, $0.01 par value; 120,000,000 shares
     authorized; 31,584,400 and 31,577,300 issued and
     outstanding at December 31, 1997 and 1996,
     respectively...........................................        316         316
  Additional paid-in capital................................    196,864     186,703
  Retained earnings (deficit)...............................     (8,664)     48,244
  Unearned compensation.....................................     (1,093)     (1,285)
  Notes receivable for equity interest......................       (775)       (775)
  Unrealized loss on marketable equity securities...........     (2,000)         --
                                                              ---------    --------
          Total Stockholders' Equity........................    184,648     233,203
                                                              ---------    --------
          Total Liabilities and Stockholders' Equity........  $ 697,109    $303,918
                                                              =========    ========

The accompanying notes to consolidated financial statements are an integral part of these statements.

                     BELCO OIL & GAS CORP. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                  FOR THE YEAR ENDED DECEMBER 31,
                                                              ----------------------------------------
                                                                 1997           1996           1995
                                                              -----------    -----------    ----------
                                                              (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
REVENUES:
  Oil and gas sales.........................................   $129,994       $119,710       $68,767
  Commodity price risk management activities................     (6,479)        (5,967)        9,480
  Interest..................................................      3,245          2,653           353
                                                               --------       --------       -------
          Total revenues....................................    126,760        116,396        78,600
                                                               --------       --------       -------
COSTS AND EXPENSES:
  Oil and gas operating expenses............................     12,758          7,847         5,824
  Depreciation, depletion and amortization..................     46,684         40,904        27,590
  Impairment of oil and gas properties......................    150,000             --            --
  General and administrative................................      3,913          3,059         2,597
  Interest expense..........................................      1,668             --            --
                                                               --------       --------       -------
          Total costs and expenses..........................    215,023         51,810        36,011
                                                               --------       --------       -------
INCOME (LOSS) BEFORE INCOME TAXES...........................    (88,263)        64,586        42,589
                                                               --------       --------       -------
PROVISION (BENEFIT) FOR INCOME TAXES........................    (31,355)        46,404(a)         --
                                                               --------       --------       -------
NET INCOME (LOSS)...........................................   $(56,908)      $ 18,182       $42,589
                                                               ========       ========       =======
PRO FORMA NET INCOME (LOSS):
  Income (loss) before income taxes.........................   $(88,263)      $ 64,586       $42,589
  Pro forma provision (benefit) for income taxes............    (31,355)        21,953        13,852
                                                               --------       --------       -------
          Pro forma net income (loss).......................   $(56,908)      $ 42,633       $28,737
                                                               ========       ========       =======
PRO FORMA NET INCOME (LOSS) PER COMMON SHARE
  Basic.....................................................   $  (1.80)      $   1.42       $  1.15
                                                               ========       ========       =======
  Diluted...................................................   $  (1.80)      $   1.42       $  1.15
                                                               ========       ========       =======

---------------

(a) Includes a one-time non-cash deferred tax charge of $30.1 million recognized as a result of the Combination consummated on March 29, 1996. See Note 1. Historical basic and diluted net income per share, including the deferred tax charge, was $0.61 for the year ended December 31, 1996. The pro forma amounts present the Company as if a taxable corporation for all periods and are based on the average number of shares outstanding during the period assuming the shares issued in connection with the Combination were outstanding for all periods.

The accompanying notes to consolidated financial statements are an integral part of these statements.

                     BELCO OIL & GAS CORP. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                                                                                   UNREALIZED
                                                                                                        NOTES       LOSS ON
                               COMMON STOCK     ADDITIONAL                  RETAINED     COMBINED     RECEIVABLE   MARKETABLE
                              ---------------    PAID-IN       UNEARNED     EARNINGS    PREDECESSOR   FOR EQUITY     EQUITY
                              SHARES   AMOUNT    CAPITAL     COMPENSATION   (DEFICIT)     EQUITY       INTEREST    SECURITIES
                              ------   ------   ----------   ------------   ---------   -----------   ----------   ----------
BALANCE, DECEMBER 31,
  1994......................     --     $ --     $     --      $    --      $     --     $ 90,016       $(126)      $    --
                              ------    ----     --------      -------      --------     --------       -----       -------
Contributions...............     --       --           --           --            --        4,512          --            --
Distributions...............     --       --           --           --            --      (31,268)         --            --
Issuance of employee notes
  receivable................     --       --           --           --            --           --        (868)           --
Repayment of employee notes
  receivable................     --       --           --           --            --           --         160            --
Income before income
  taxes.....................     --       --           --           --            --       42,589          --            --
                              ------    ----     --------      -------      --------     --------       -----       -------
BALANCE, DECEMBER 31,
  1995......................     --     $ --     $     --      $    --      $     --     $105,849       $(834)      $    --
                              ------    ----     --------      -------      --------     --------       -----       -------
Exchange combination........  25,000     250       72,142           --            --      (72,392)         --            --
Public stock offering, net
  of costs of $10.4
  million...................  6,500       65      113,050           --            --           --          --            --
Restricted stock issued.....     77        1        1,511       (1,285)           --           --          --            --
Repayment of employee notes
  receivable................     --       --           --           --            --           --          59            --
Distributions to predecessor
  owners....................     --       --           --           --            --       (3,395)         --            --
Net income(a)...............     --       --           --           --        48,244      (30,062)         --            --
                              ------    ----     --------      -------      --------     --------       -----       -------
BALANCE, DECEMBER 31,
  1996......................  31,577    $316     $186,703      $(1,285)     $ 48,244     $     --       $(775)      $    --
                              ------    ----     --------      -------      --------     --------       -----       -------
Restricted stock issued.....      5       --          123          192            --           --          --            --
Exercise of stock options...      2       --           38           --            --           --          --            --
Issuance of warrants........     --       --       10,000           --            --           --          --            --
Unrealized loss on
  marketable equity
  securities................     --       --           --           --            --           --          --        (2,000)
Net income (loss)...........     --       --           --           --       (56,908)          --          --            --
                              ------    ----     --------      -------      --------     --------       -----       -------
BALANCE, DECEMBER 31,
  1997......................  31,584    $316     $196,864      $(1,093)     $ (8,664)    $     --       $(775)      $(2,000)
                              ------    ----     --------      -------      --------     --------       -----       -------


                               TOTAL
                              --------
BALANCE, DECEMBER 31,
  1994......................  $ 89,890
                              --------
Contributions...............     4,512
Distributions...............   (31,268)
Issuance of employee notes
  receivable................      (868)
Repayment of employee notes
  receivable................       160
Income before income
  taxes.....................    42,589
                              --------
BALANCE, DECEMBER 31,
  1995......................  $105,015
                              --------
Exchange combination........        --
Public stock offering, net
  of costs of $10.4
  million...................   113,115
Restricted stock issued.....       227
Repayment of employee notes
  receivable................        59
Distributions to predecessor
  owners....................    (3,395)
Net income(a)...............    18,182
                              --------
BALANCE, DECEMBER 31,
  1996......................  $233,203
                              --------
Restricted stock issued.....       315
Exercise of stock options...        38
Issuance of warrants........    10,000
Unrealized loss on
  marketable equity
  securities................    (2,000)
Net income (loss)...........   (56,908)
                              --------
BALANCE, DECEMBER 31,
  1997......................  $184,648
                              --------

---------------

(a) Includes a one-time non-cash deferred tax charge of $30.1 million recognized as a result of the Combination consummated on March 29, 1996. See Note 1.

The accompanying notes to consolidated financial statements are an integral part of these statements.

                     BELCO OIL & GAS CORP. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                             FOR THE YEAR ENDED DECEMBER 31,
                                                            ---------------------------------
                                                              1997        1996         1995
                                                            --------    ---------    --------
                                                                     (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)(a)....................................  $(56,908)   $  18,182    $ 42,589
  Adjustments to reconcile net income (loss) to net
     operating cash inflows --
     Depreciation, depletion and amortization.............    46,684       40,904      27,590
     Impairment of oil and gas properties.................   150,000           --          --
     Deferred tax provision(a)............................   (31,536)      39,967          --
     Amortization of restricted stock compensation........       353          227          --
     Commodity price risk management activities...........    (1,248)       9,436        (570)
     Changes in operating assets and liabilities --
       Accounts receivable................................     1,850      (11,955)     (6,445)
       Other current assets...............................       (65)        (286)         --
       Accounts payable and accrued liabilities...........    (7,607)      11,584      (1,127)
                                                            --------    ---------    --------
          Net operating cash inflows......................   101,523      108,059      62,037
                                                            --------    ---------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Exploration and development expenditures................  (140,975)    (142,712)    (71,387)
  Proceeds from sale of oil and gas properties............    13,949           --          --
  Changes in accounts payable and accrued liabilities for
     oil and gas expenditures.............................    11,726         (730)      5,243
  Change in advances to oil and gas operators.............      (277)         (24)      1,566
  Purchase of Coda Energy, Inc............................  (214,896)          --          --
  Purchase of marketable equity securities................   (30,884)          --          --
  Changes in other assets.................................    (1,779)        (360)       (555)
                                                            --------    ---------    --------
          Net investing cash outflows.....................  (363,136)    (143,826)    (65,133)
                                                            --------    ---------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from initial public offering...................        --      113,115          --
  Long-term borrowings....................................    85,000       13,300      17,170
  Net proceeds from issuance of subordinated notes........   145,400           --          --
  Long-term debt repayments...............................        --      (35,300)     (2,100)
  Equity contributions....................................        --           --       4,512
  Equity distributions....................................        --      (13,490)    (21,173)
  Employee loans, net.....................................        --           59        (708)
                                                            --------    ---------    --------
          Net financing cash inflows (outflows)...........   230,400       77,684      (2,299)
                                                            --------    ---------    --------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS..........   (31,213)      41,917      (5,395)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD..........    43,473        1,556       6,951
                                                            --------    ---------    --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD................  $ 12,260    $  43,473    $  1,556
                                                            ========    =========    ========

---------------

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

NOTE 1 -- ORGANIZATION AND NATURE OF OPERATIONS

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

NATURE OF OPERATIONS

     The Company is an independent energy company engaged in the exploration, development and production of natural gas and oil. The Company operates in this single industry segment, and all operations are presently conducted in the United States. The Company's operations are focused in four core areas including the Permian Basin (west Texas), the Mid-Continent (Oklahoma, north Texas and Kansas), the Rocky Mountains (Wyoming), and the Austin Chalk (Texas and Louisiana).

     Substantially all of the Company's production is sold under market-sensitive contracts. The Company's revenue, profitability and future rate of growth are substantially dependent upon the price of, and demand for, oil, natural gas and natural gas liquids. Prices for oil and natural gas are subject to wide fluctuation in response to relatively minor changes in the supply of and demand for oil and natural gas, market uncertainty and a variety of additional factors that are beyond the control of the Company. These factors include the level of consumer product demand, weather conditions, domestic and foreign governmental regulations, the price and availability of alternative fuels, political conditions in the Middle East, the foreign supply of oil and natural gas, the price of foreign imports and overall economic conditions. With the objective of reducing price risk, the Company has entered into hedging and related price risk management transactions with respect to a significant amount of its expected future production (See Note 7).

NOTE 2 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements for the year ended December 31, 1997 include the accounts of the Company and its wholly-owned subsidiaries including one month of Coda operations. The Company's interests in the Moxa Arch investment programs (the 1992 Moxa Arch Drilling Program, the 1993 Moxa Arch Drilling Program and the Moxa Arch 1992 Offset Drilling Program) (collectively, the "Programs") are accounted for using the proportionate consolidation method of accounting for investments in oil and gas property interests, whereby the Company's share of each program's assets, liabilities, revenues and expenses is

                     BELCO OIL & GAS CORP. AND SUBSIDIARIES
included in the appropriate accounts of the consolidated financial statements. All material intercompany balances and transactions have been eliminated.

     For 1995 and through March 1996, the combined accounts were prepared using the historical costs and results of operations of the combined predecessor entities as if such entities had always been combined.

PROPERTY AND EQUIPMENT

     The Company follows the full-cost method of accounting for oil and gas properties. Accordingly, all costs associated with acquisition, exploration and development of oil and gas reserves, including directly related internal costs, are capitalized. The Company capitalized $5,769,000, $3,065,000 and $1,181,000 of related internal costs during 1997, 1996 and 1995, respectively.

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

     In addition, the capitalization costs of proved oil and gas properties are subject to a "ceiling test," which limits such costs to the estimated present value net of related tax effects, discounted at a 10 percent interest rate, of future net cash flows from proved reserves, based on current economic and operating conditions (PV10). If capitalized costs exceed this limit, the excess is charged to depreciation, depletion and amortization.

     Based on the Company's year end 1997 estimated proved reserves, the Company recorded in the fourth quarter ended December 31, 1997 a non-cash impairment of oil and gas properties of approximately $150 million ($97.5 million after tax). The impairment provision includes the effect of the non-cash $101 million Statement of Financial Accounting Standards ("SFAS") No. 109 tax basis "gross up" attributable to the acquisition of Coda on the Company's full cost pool at December 31, 1997 and PV10 value of year end 1997 reserves, which were significantly impacted by lower product prices when compared to year end 1996 prices.

     Sales and other dispositions of proved and unproved properties are accounted for as adjustments of capitalized costs with no gain or loss recognized, unless significant reserves are involved. Abandonments of properties are accounted for as adjustments of capitalized costs with no loss recognized.

     Buildings, equipment and gas processing facilities are depreciated on a straight-line basis over the estimated useful lives of the assets, which range from two to 20 years.

MANAGEMENT FEES

     The Company manages three investment programs, which were formed during 1992-1994 to acquire and develop interests in certain drilling prospects located in the Moxa Arch trend Wyoming. The Company offered, to certain qualified investors, the opportunity to invest in the prospects through participation in the Programs. In return for its management activities on behalf of the Programs, the Company earns an annual management fee of one percent of committed capital. After elimination of management fees received from affiliated entities, including predecessor owners, the Company earned management fees totaling $297,000, $583,000 and $602,000 during 1997, 1996 and 1995, respectively. Such management fees have been credited to oil and gas property costs.

                     BELCO OIL & GAS CORP. AND SUBSIDIARIES

CAPITALIZATION OF INTEREST

     Interest costs related to the acquisition and development of unproved properties are capitalized to oil and gas properties. Interest costs capitalized for the years ended December 31, 1997, 1996 and 1995, totaled $3,742,000, $434,000 and $911,000, respectively.

ACCOUNTING FOR COMMODITY PRICE RISK MANAGEMENT ACTIVITIES

     The Company periodically engages in price risk management activities in order to manage its exposure to oil and gas price volatility. Commodity derivatives contracts, which are usually placed with major financial institutions that the Company believes are minimal credit risks, may take the form of futures contracts, swaps or options. The oil and gas reference prices upon which these commodity derivatives contracts are based reflect various market indices that have a high degree of historical correlation with actual prices received by the Company. Gains and losses related to qualifying hedges of the Company's oil and gas production are deferred and are recognized as revenues as the associated production occurs. In the event of a loss of correlation between changes in oil and gas reference prices under a commodity derivatives contract and actual oil and gas prices, a gain or loss is recognized currently to the extent the commodity derivatives has not offset changes in actual oil and gas prices.

     Estimates of future cash flows applicable to oil and gas commodity hedges are reflected in future cash flows from proved reserves in the supplemental oil and gas disclosures, with such estimates based on prices in effect as of the date of the reserve report (See Note 14).

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

GAS BALANCING/REVENUE RECOGNITION

     The Company uses the sales method to account for natural gas imbalances. Under the sales method, the Company recognizes revenues based on the amount of gas sold to purchasers, which may differ from the amounts to which the Company is entitled based on its interests in the properties. However, revenue is deferred and a liability is recorded for those properties where production sold by the Company exceeds its entitled share of remaining natural gas reserves. Gas balancing obligations as of December 31, 1997 and 1996 were not significant. Additionally, gas imbalances are generally reflected as adjustments to reported gas reserves and future cash flows in the supplemental oil and gas disclosures.

INCOME TAXES

     The Company accounts for income taxes under the provisions of SFAS No.
109 -- "Accounting for Income Taxes," which provides for an asset and liability approach for accounting for income taxes. Under this approach, deferred tax assets and liabilities are recognized based on anticipated future tax consequences, using currently enacted tax laws, attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax bases. Deferred tax assets are reduced by a valuation allowance when, based upon management's estimate, it is more likely than not that a portion of the deferred tax assets will not be realized in a future period.

     The earnings for the year ended December 31, 1995 and the three months ended March 29, 1996 were not subject to corporate income taxes as the Company was a combination of nontaxpaying entities, including Subchapter S, limited liability corporations, partnership and joint venture entities and individual interest. Accordingly, earnings were directly taxable to the individual owners. The pro forma provision for income tax is

                     BELCO OIL & GAS CORP. AND SUBSIDIARIES
an estimate of the Company's income taxes that would have been provided in accordance with SFAS No. 109, if the Company were a taxable entity during the periods presented (See Note 6).

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

PRO FORMA NET INCOME (LOSS) PER COMMON SHARE

     Basic and diluted net income (loss) per common share have been computed in accordance with SFAS No. 128, "Earnings Per Share," which the Company adopted at year end 1997. Net income per share amounts for prior periods have been restated to conform with the provisions of the new standard. Basic net income per common share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the periods. Diluted net income per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Calculations of basic and diluted net income (loss) per common share are illustrated in Note 12.

USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates with regard to these financial statements include the estimated fair value of oil and gas commodity price risk management contracts and the estimate of proved oil and gas reserve volumes and the related discounted future net cash flows therefrom (See Notes 7 and 14).

NOTE 3 -- ACQUISITION OF CODA ENERGY, INC.

     On November 26, 1997, Belco completed the Merger (the "Merger") of its subsidiary Belco Acquisition Sub, Inc., a Delaware corporation ("Belco Sub") with and into Coda Energy, Inc., a Delaware corporation. The Merger was effected pursuant to the terms of an Agreement and Plan of Merger, dated as of October 31, 1997, by and among Belco, Belco Sub and Coda. In connection with the Merger, Belco paid $324 million, including $214 million in cash, assumption of $110 million in debt (face value), and the issuance of warrants to purchase 1,666,667 shares of common stock, par value $0.01 per share, of Belco (the "Belco Common Stock") to the holders of the outstanding common stock, preferred stock and options to purchase common stock of Coda. The warrants are exercisable for a period of three years commencing on November 26, 1998 at an exercise price of $27.50 per share. The warrant exercise price and the number of shares of Belco Common Stock that may be issued pursuant to the exercise of the warrants will be adjusted to prevent dilution in the event of stock splits, stock dividends and certain other events affecting the capital structure of Belco.

     The acquisition of Coda has been accounted for using the purchase method of accounting and has been included in the financial statements of the Company since the date of acquisition.

                     BELCO OIL & GAS CORP. AND SUBSIDIARIES

     The purchase price has been allocated to the assets purchased and the liabilities assumed based upon the fair values on the date of acquisition as follows (in thousands):

Value of proved and unproved oil and gas properties
  acquired..................................................  $ 437,431
Value of building and other assets acquired.................      6,470
Working capital acquired, net...............................      5,534
Assumed deferred tax liability..............................   (101,616)
Long-term debt assumed......................................   (117,090)
Transaction costs and other.................................     (5,833)
Issuance of warrants........................................    (10,000)
                                                              ---------
          Cash paid, net of cash acquired...................  $ 214,896
                                                              =========

     The following unaudited pro forma financial information shows the effect on the Company's consolidated results of operations as if the acquisition of Coda occurred on January 1, 1996. The pro forma data is based on numerous assumptions and is not necessarily indicative of future results of operations.

                                                FOR THE YEAR              FOR THE YEAR
                                           ENDED DECEMBER 31, 1997   ENDED DECEMBER 31, 1996
                                           -----------------------   -----------------------
                                           AS REPORTED   PRO FORMA   AS REPORTED   PRO FORMA
                                           -----------   ---------   -----------   ---------
                                             (IN THOUSANDS, EXCEPT PER COMMON SHARE DATA)
                                                              (UNAUDITED)
Revenues.................................   $126,760     $194,610     $116,396     $195,472
Pro forma net income (loss)..............    (56,908)     (70,612)      42,633       31,896
Net income (loss) per common share:
  Basic..................................      (1.80)       (2.23)        1.42         1.06
  Diluted................................      (1.80)       (2.23)        1.42         1.06

NOTE 4 -- LONG TERM DEBT

     Long term debt consists of the following at December 31, 1997 and 1996 (in thousands):

                                                                  DECEMBER 31,
                                                              --------------------
                                                                1997        1996
                                                              --------    --------
Revolving credit facility due 2002..........................  $ 85,000    $     --
8 7/8% Senior Subordinated Notes due 2007...................   150,000          --
Coda 10 1/2% Senior Subordinated Notes due 2006, including
  premium totaling approximately $7.1 million...............   117,090          --
                                                              --------    --------
          Total Debt........................................   352,090          --
Less: Current maturities....................................        --          --
                                                              --------    --------
Long term debt..............................................  $352,090    $     --
                                                              ========    ========

     In September, 1997 the Company entered into a new five-year $150 million Credit Agreement dated September 23, 1997 (the "Credit Facility") with The Chase Manhattan Bank, N.A., as administrative agent (the "Agent") and other lending institutions (the "Banks"). The Credit Facility provides for an aggregate principal amount of revolving loans of up to the lesser of $150 million or the Borrowing Base (as defined) as in effect from time to time, which includes a subfacility from the Agent for letters of credit of up to $25 million. The Borrowing Base at December 31, 1997 was set at $105 million with $85 million advanced to the Company at that date and was increased to $150 million on February 27, 1998 concurrent with the consummation of the Permian Acquisition. The borrowing base will be redetermined by the Agent and the Banks semi-annually, determined solely at their discretion, predicated on the Company's oil and gas reserve value. In addition, the

                     BELCO OIL & GAS CORP. AND SUBSIDIARIES

Company may request two additional redeterminations and the Banks may request one additional redetermination per year.

     Indebtedness of the Company under the Credit Facility is secured by a pledge of the capital stock of each of the Company's material subsidiaries. Covenants contained in the Credit Facility require the Company to maintain minimum Interest Coverage Ratio (3:1), Current Ratio (1:1) and Leverage Ratio (Indebtedness to EBITDA) not to exceed (3.5:1). The Company and its subsidiaries may not incur any indebtedness other than indebtedness falling within the enumerated exceptions contained in the Credit Facility. In addition, the Company's various debt instruments contain certain restrictive covenants that, among other things, limit the ability of the Company to pay dividends.

     Indebtedness under the Credit Facility bears interest at a floating rate based (at the Company's option) upon (i) the ABR (as defined below) with respect to ABR Loans or (ii) the Eurodollar Rate for one, two, three or six months (or nine or twelve months if available to the Banks) with respect to Eurodollar Loans, plus the Applicable Margin. The ABR is the greater of (i) the Prime Rate,
(ii) the Base CD Rate plus 1% or (iii) the Federal Funds Effective Rate plus 0.50%. The Applicable Margin for Eurodollar Loans varies from 0.50% to 0.875% depending on the Borrowing Base usage. Borrowing Base usage is determined by a ratio of (i) outstanding Loans and letters of credit to (ii) the then effective Borrowing Base. Interest on ABR Loans will be payable quarterly in arrears and interest on Eurodollar Loans is payable on the last day of the interest period therefor and, if longer than three months, at three month intervals.

     The Company is required to pay to the Banks a commitment fee based on the committed undrawn amount of the lesser of the aggregate commitments or the then effective Borrowing Base during a quarterly period equal to a percent that varies from 0.20% to 0.30% depending on the Borrowing Base usage.

     In September 1997, the Company issued $150 million of 8 7/8% Senior Subordinated Notes due 2007 (the "8 7/8% Notes"). Interest accrues at the rate of 8 7/8% per annum and is payable semi-annually in arrears on March 15 and September 15 of each year, commencing on March 15, 1998. The 8 7/8% Notes mature on September 15, 2007 unless previously redeemed. Except under limited circumstances, the 8 7/8% Notes are not redeemable at the Company's option prior to September 15, 2002. Thereafter, the 8 7/8% Notes will be subject to redemption at the option of the Company, in whole or in part, at specified redemption prices, plus accrued and unpaid interest, if any, thereon to the applicable redemption date. In addition, upon a change of control (as defined in the indenture pursuant to which the 8 7/8% Notes were issued (the "8 7/8% Indenture")) the Company is required to offer and redeem the 8 7/8% Notes for cash at 101% of the principal amount, plus accrued and unpaid interest, if any, thereon to the applicable date of repurchase.

     The 8 7/8% Notes are general unsecured obligations of the Company and are subordinated in right of payment to all existing and future senior debt (as defined in the 8 7/8% Indenture) of the Company, which includes borrowings under the Credit Facility described above. The 8 7/8% Notes rank pari passu in right of payment with any existing or future senior subordinated debt of the Company and rank senior in right of payment to all other subordinated indebtedness of the Company.

     As of December 31, 1997, Coda had outstanding $110 million of 10 1/2% Senior Subordinated Notes due 2006. The debt assumed in the acquisition of Coda was recorded at $117.1 million, including premium, reflecting the fair value at the date of acquisition. The Coda Notes bear interest at an annual rate of 10 1/2% payable semiannually in arrears on April 1 and October 1 of each year. The Notes are general, unsecured obligations of Coda, are subordinated in right of payment to all Senior Debt (as defined in the Indenture governing the Coda Notes) of Coda, and are senior in right of payment to all future subordinated debt of Coda. The claims of the holders of the Coda Notes are subordinated to Senior Debt.

     The Coda Notes were issued pursuant to an Indenture, which contains certain covenants that, among other things, limit the ability of Coda and its restricted subsidiaries (as defined in the Indenture) to incur additional indebtedness and issue Disqualified Stock (as defined in the Indenture), pay dividends, make

                     BELCO OIL & GAS CORP. AND SUBSIDIARIES
distributions, make investments, make certain other restricted payments, enter into certain transactions with affiliates, dispose of certain assets, incur liens securing pari passu or subordinated indebtedness of Coda and engage in mergers and consolidations.

     The Coda Notes are not redeemable by Coda prior to April 1, 2001. After April 1, 2001, the Coda Notes will be subject to redemption at the option of Coda, in whole or in part, at the redemption prices set forth in the Indenture, plus accrued and unpaid interest thereon to the applicable redemption date. In addition, until March 12, 1999, up to $27.5 million in aggregate principal amount of Notes are redeemable, at the option of the Company on any one or more occasions from the net proceeds of an offering of common equity, at a price of 110.5% of the aggregate principal amount of the Coda Notes, together with accrued and unpaid interest thereon to the date of the redemption; provided, however, that at least $82.5 million in aggregate principal amount of Notes must remain outstanding immediately after the occurrence of such redemption; provided, further, that any such redemption shall occur within 75 days of the date of the closing of such offering of common equity.

     On February 25, 1998, the Company merged Coda into Belco and Belco assumed the obligations under the Coda Indenture. Effective with the merger, the Coda Notes became pari passu in right of payment with the 8 7/8% Notes.

     In December 1997, the Company entered into two interest rate swap agreements converting two fixed rate obligations to floating rate obligations. The first agreement covers $100 million of 8.875% long-term debt (comparable to the interest rate on the 8 7/8% Notes) and obligates the Company to pay an initial rate of 8.175% through September 15, 1998. Thereafter, the rate is redetermined at each six month period through September 15, 2007. The floating rates are capped at 8.875% through September 15, 2001 and at 10% from March 15, 2002 through September 15, 2007. The second agreement covers $110 million of 10.5% long-term debt (comparable to the interest rate on the Coda Notes) and obligates the Company to pay an initial rate of 9.8881% through April 1, 1998. Thereafter, the rate is redetermined at each six month period through 2003. Floating rates on this agreement are capped at 10.5% through October 1, 1999 and 11.625% from April 1, 2000 through April 1, 2003.

NOTE 5 -- RELATED-PARTY TRANSACTIONS

     The Company enters into a substantial portion of its Commodity Price Risk Management Activities with Enron Capital & Trade Resources, a subsidiary of Enron Corp. The Company's Chairman serves on the board of directors of Enron Corp. These agreements were entered into in the ordinary course of business of the Company and are on terms that the Company believes are no less favorable than the terms of similar arrangements with third parties. Pursuant to the terms of these agreements, (i) Belco has paid to ECT a net amount of $8,571,000 during 1997 and (ii) ECT has paid to the Company a net amount of approximately $5,243,000 with respect to 1996 and (iii) ECT has paid to the Company a net amount of approximately $5,370,000 with respect to 1995.

     The Company's executive offices are leased from its Chairman and $250,000 was paid under such lease in 1997 and 1996. Lease expense for the Company's executive offices for the period from inception through 1995 was paid by the Chairman, with no reimbursement. The Company has recorded an office space and service expense and a corresponding capital contribution of approximately $250,000 for the year ended December 31, 1995, based on an estimated allocation of space occupied. The Company's remaining commitment related to the office space and service charge is $250,000 per year (adjusted for annual changes in the CPI) through 1999. Management believes the fee compares favorably to the terms which might have been available from a non-affiliated party.

     Additionally, from inception through March 31, 1996, the Company's Chairman did not draw any compensation from the Company. The Company has recorded salary and benefits expense and a correspond-

                     BELCO OIL & GAS CORP. AND SUBSIDIARIES
ing capital contribution of $150,000 for the period ended December 31, 1995 based on estimates of time devoted to the Company and using expected 1996 compensation. In 1996, the Chairman commenced receiving compensation.

     Certain employees of the Company had an ownership interest in certain oil and gas properties held by the Company as of December 31, 1995. The Company had receivables of $775,000 as of December 31, 1997 and 1996, respectively, related to amounts loaned to employees in connection with employee purchases of oil and gas interests. Such receivables have been recorded as a reduction of equity in the consolidated balance sheets, as such interests were exchanged for Common Stock in the Combination (See Note 1).

     In 1995, the Company engaged Midway Partners LLC (Midway) to serve as advisor in connection with certain financial matters of the Company, including the Combination and the initial public offering of the Company's Common Stock. The Company's Senior Financial and Legal Advisor and General Counsel was one of two managing partners and principals of Midway. In connection with such engagement, the Company has paid Midway an advisory fee of $50,000. In 1996, upon consummation of the offering, the Company paid Midway an additional $200,000.

     Coda was acquired in November 1997 from Joint Energy Investment Development Investments Limited Partnership ("JEDI") and certain members of Coda management. The general partner of JEDI is an affiliate of Enron. In management's opinion, the consideration paid and issued by the Company for Coda was determined in arms' length negotiations among the Company, Coda and the stockholders of Coda (including JEDI).

NOTE 6 -- INCOME TAXES

     Prior to March 29, 1996, the earnings of the Company were not subject to corporate income taxes as the Company, prior to the Combination, was a combination of non-taxpaying entities, including Subchapter S, limited liability corporations, partnership and joint venture entities and individual interests. Accordingly, taxable earnings were directly taxable to the individual owners through the date of the Combination. As a result of the Combination consummated on March 29, 1996, the Company became a taxpaying entity and recorded, in the first quarter of 1996, a $30.1 million one-time, non-cash charge to earnings to establish a deferred tax liability (discussed further below). The historical provision for income taxes for the year ended December 31, 1996 includes the one-time charge. The pro forma provision for income taxes reflected in the Consolidated Statements of Operations for the years ended December 31, 1996 and 1995 has been presented to reflect the Company's income taxes under the assumption that the Company was a taxpaying entity since its inception.

     Although the effective date of the Exchange Agreement is January 1, 1996, each owner of the Combined Assets was required under existing federal income tax rules and regulations to include in its taxable income, for all periods ended on the date of or prior to the completion of the Combination (March 29, 1996), its allocable portion of the taxable income attributable to the Combined Assets and was entitled to all tax benefits related to the Combined Assets through the completion of the Combination on March 29, 1996.

                     BELCO OIL & GAS CORP. AND SUBSIDIARIES

     Total provision (benefit) for income taxes consists of the following:

                                                                  YEARS ENDED
                                                                  DECEMBER 31
                                                              -------------------
                                                                1997       1996
                                                              --------    -------
                                                                (IN THOUSANDS)
Payable currently:
  Federal...................................................  $   (192)   $ 6,345
  State.....................................................       373         92
                                                              --------    -------
                                                                   181      6,437
                                                              --------    -------
Deferred:...................................................   (31,536)    39,967
                                                              --------    -------
          Total provision (benefit) for income taxes:.......  $(31,355)   $46,404
                                                              ========    =======

     The differences between the statutory federal income taxes and the Company's pro forma effective taxes is summarized as follows (in thousands):

                                                          YEARS ENDED DECEMBER 31,
                                                       ------------------------------
                                                         1997       1996       1995
                                                       --------    -------    -------
Statutory federal income taxes.......................  $(30,892)   $22,605    $14,906
State income tax, net of federal benefit.............       242         80        115
Section 29 tax credits...............................      (850)      (947)      (909)
Other................................................       145        215       (260)
                                                       --------    -------    -------
Pro forma provision (benefit) for income taxes.......  $(31,355)   $21,953    $13,852
                                                       ========    =======    =======

     The principal components of the Company's net deferred income tax liability are as follows (in thousands):

                                                                  YEARS ENDED
                                                                 DECEMBER 31,
                                                              -------------------
                                                                1997       1996
                                                              --------    -------
Deferred income tax assets
  Commodity price risk management activities................  $   (822)   $(1,494)
  Net operating loss........................................    (4,798)        --
  Other.....................................................    (5,235)      (245)
                                                              --------    -------
                                                              $(10,855)   $(1,739)
                                                              --------    -------
Deferred income tax liabilities
  Depreciation, depletion and amortization..................  $116,257    $41,159
  Other.....................................................     4,645        547
                                                              --------    -------
                                                               120,902     41,706
                                                              --------    -------
          Net deferred income tax liability.................  $110,047    $39,967
                                                              ========    =======

     As a result of the acquisition of Coda, the Company succeeded to net operating loss carryforwards ("NOLs") for income tax purposes that expire from 1998 through 2004. Due to a change of ownership (as defined by the Tax Reform Act of 1986) which occurred prior to the acquisition by the Company, the utilization of the Coda NOLs is severely restricted. At December 31, 1997, the Company estimates that approximately $13.7 million of the NOLs is available to offset future income. In addition to the NOLs, the Company has approximately $0.6 million of alternative minimum tax ("AMT") credit carryovers at December 31, 1997. AMT credits may be carried forward indefinitely.

                     BELCO OIL & GAS CORP. AND SUBSIDIARIES

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

     The basic credit, which is currently approximately $0.52 per MMBtu of natural gas produced from tight sand reservoirs and approximately $1.03 per MMBtu of natural gas produced from Devonian Shale, is computed by reference to the price of crude oil and is phased out as the price of oil exceeds $23.50 in 1979 dollars (as adjusted for inflation) with complete phaseout if such price exceeds $29.50 in 1979 dollars (as adjusted for inflation). Under this formula, the commencement of phaseout would be triggered if the average price for crude oil rose above approximately $45 per Bbl in current dollars. The Company estimates that it generated approximately $0.9 million of Section 29 Tax Credits in 1997. The Section 29 Tax Credit may not be credited against the alternative minimum tax, but under certain circumstances may be carried over and applied against regular tax liability in future years. Therefore, no assurances can be given that the Company's Section 29 Tax Credits will reduce its federal income tax liability in any particular year. As production from qualified wells decline, the production based tax credit will also decline.

TEXAS SEVERANCE TAX ABATEMENT

     Production from natural gas wells that have been certified as tight formations or deep wells by the Texas Railroad Commission ("high cost gas wells") and that are spudded or completed during the period from June 16, 1989 to September 1, 1996 qualify for an exemption from the 7.5% severance tax in Texas on natural gas and natural gas liquids produced by such wells prior to August 31, 2001. The natural gas production from wells drilled on certain of the Company's properties in the Austin Chalk area qualify for this tax reduction. In addition, high cost gas wells that are spudded or completed during the period from September 1, 1996 to August 31, 2002 are entitled to receive a severance tax reduction upon obtaining a high cost gas certification from the Texas Railroad Commission within 180 days after first production. The tax reduction is based on a formula composed of the statewide "median" (as determined by the State of Texas from producer reports) and the producer's actual drilling and completion costs. More expensive wells will receive a greater amount of tax credit. This tax rate reduction remains in effect for 10 years or until the aggregate tax credits received equal 50% of the total drilling and completion costs. The reduction in severance taxes for such wells is reflected as a reduction in oil and gas operating expenses and an increase in the standardized measure of discounted future net cash flows relating to proved oil and gas reserves (See Note 14).

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

                     BELCO OIL & GAS CORP. AND SUBSIDIARIES

     Production of natural gas, gas condensate, and oil from any well drilled to a true vertical depth of more than 15,000 feet and where production starts after July 31, 1994, is exempt from severance tax for 24 months or until payout of the well cost, whichever occurs first. The exemption applies to production from any depth in the wellbore.

     Currently, the Louisiana severance tax rate on oil is 12.5% of gross value and the severance tax on gas is 10.1 cents per MCF. Only one of the severance tax exemptions discussed above may be taken on a particular well. The Company anticipates that each of its current and future Louisiana wells will qualify for one of the exemptions discussed above.

NOTE 7 -- COMMODITY PRICE RISK MANAGEMENT ACTIVITIES AND FAIR VALUE OF FINANCIAL INSTRUMENTS

OIL AND GAS HEDGING TRANSACTIONS

     With the objective of achieving more predictable revenues and cash flows and reducing the exposure to fluctuations in gas and oil prices, the Company has entered into hedging transactions of various kinds with respect to both gas and oil. While the use of these hedging arrangements limits the downside risk of adverse price movements, it may also limit future revenues from favorable price movements. As of December 31, 1997, the Company had entered into hedging transactions with respect to a significant portion of its estimated oil and gas production for 1998, 1999 and 2000 and to a lesser extent its estimated production for the year 2001. The Company continues to evaluate whether to enter into additional hedging transactions for future years. In addition, the Company may determine from time to time to terminate its then existing hedging positions if market conditions warrant.

     The following table and notes thereto cover the Company's pricing and notional volumes on open natural gas and oil commodity hedges as of December 31, 1997:

                                                        PRODUCTION PERIODS
                                            ------------------------------------------
                                             1998     1999     2000     2001    TOTAL
                                            ------   ------   ------   ------   ------
Gas --
  Price swaps -- receive fixed price
     (thousand MMBtu)(1)(6)...............  14,245   10,045    4,570       --   28,860
     Average price, per MMBtu.............  $ 2.20   $ 2.20   $ 2.22   $   --   $ 2.20
  Collars and options (thousand
     MMBtu)(2)(7).........................  22,920   13,980   10,670    3,650   51,220
     Average floor price, per MMBtu.......  $ 1.76   $ 1.80   $ 1.34   $ 1.25   $ 1.65
     Average ceiling price, per MMBtu.....  $ 2.27   $ 2.58   $ 2.60   $ 2.75   $ 2.46
  Price swaps -- pay fixed price (thousand
     MMBtu)(3)............................  20,845      905       --       --   21,750
     Average price, per MMBtu.............  $ 2.29   $ 2.24   $   --   $   --   $ 2.29
  Basis swaps (thousand MMBtu)(4)(5)......  24,055    6,395    5,490       --   35,940
     Average basis differential, per
       MMBtu..............................  $ (.17)  $ (.50)  $ (.56)  $   --   $ (.29)
Oil --
  Price swaps -- receive fixed price
     (MBbls)(1)(8)........................   1,024      794      224       18    2,060
     Average price, per Bbl...............  $20.35   $20.44   $19.14   $18.54   $20.24
  Collars and options (MBbls)(2)..........   1,274    1,058      106       --    2,438
     Average floor price, per Bbl.........  $19.07   $19.22   $19.24   $   --   $19.14
     Average ceiling price, per Bbl.......  $21.45   $22.13   $22.24   $   --   $21.78
     Secondary Floor MBbls................     322      199       19       --      540
     Secondary Floor, per BBL.............  $17.38   $16.87   $16.75   $   --   $17.17

                     BELCO OIL & GAS CORP. AND SUBSIDIARIES

---------------

(1) For any particular swap transaction, the counterparty is required to make a payment to the Company in the event that the NYMEX Reference Price for any settlement period is less than the swap price for such hedge, and the Company is required to make a payment to the counterparty in the event that the NYMEX Reference Price for any settlement period is greater than the swap price for such hedge.

(2) For any particular collar transaction, the counterparty is required to make a payment to the Company if the average NYMEX Reference Price for the reference period is below the floor price for such transaction, and the Company is required to make payment to the counterparty if the average NYMEX Reference Price is above the ceiling price for such transaction.

(3) In order to close certain commodity price hedge positions, the Company entered into various swap positions where the Company is the fixed-price payer on the swap. In these transactions, the counterparty is required to make a payment to the Company in the event that the NYMEX Reference Price for any settlement period is greater than the swap price, and the Company is required to make a payment to the counterparty in the event that the NYMEX Reference Price for any settlement period is less than the swap price.

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

(5) Does not include 3,650 thousand MMBtu of basis swaps in 1999 that are extendable at the election of the counterparty.

(6) Does not include 3,665, 724, 6,410, and 4,555 thousand MMBtu of swaps in 1998 through 2001, respectively, that are extendable at the election of the counterparty, and does not include 7,320 and 10,950 thousand MMBtu of swaps in 2000 and 2001, which price will be fixed upon the close of the NYMEX Reference Price on a specified date less an average of $0.25.

(7) Does not include 1,825 thousand MMBtu of collars in 2000 that are extendable at the election of the counterparty.

(8) Does not include 429, 1,291 and 1,085 thousand Bbls of swaps in 1999 through 2001, respectively that are extendable at the option of the counterparty.

     All of the above transactions were carried out in the over-the-counter market, and not on the NYMEX, with financial counterparties having at least an investment grade credit rating. All of these transactions provide solely for financial settlements related to closing prices on the NYMEX.

     A realized hedging gain (loss) of $(5.4) million, $(0.1) million and $9.5 million for 1997, 1996 and 1995, respectively, was included in Commodity Price Risk Management revenues. As of December 31, 1997, the Company had accrued liabilities of $0.6 million for settled derivative contracts and as of December 31, 1996,

                     BELCO OIL & GAS CORP. AND SUBSIDIARIES
had accrued liabilities of $0.3 million for settled derivative contracts and net deferred premium costs of $0.5 million, all relative to future periods. These amounts are included in Price Risk Management activities as assets or liabilities as appropriate.

NON-HEDGING TRANSACTIONS

     As described in Note 2, the Company uses the mark-to-market method of accounting for instruments that do not qualify for hedge accounting. The 1997 results of operations included an aggregate pre-tax loss of $1.1 million related to these activities which included (1) net realized losses on settlements totaling $8.1 million, (2) net premiums received totaling $5.0 million and (3) the unrealized gain resulting from net change in the value of the Company's market-to-market portfolio of price risk management activities for the year ended December 31, 1997 of $2.0 million, all included in Commodity Price Risk Management revenues. At December 31, 1997, the Company's consolidated balance sheet reflects $1.9 million and $9.3 million of price risk management assets and liabilities, respectively, which includes primarily the mark-to-market reserve.

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

     The following table and notes thereto cover the Company's pricing and notional volumes on open natural gas and oil financial instruments at December 31, 1997, that do not qualify for hedge accounting:

                                                           PRODUCTION PERIODS
                                                  ------------------------------------
                                                   1998      1999      2000     TOTAL
                                                  ------    ------    ------    ------
Gas --
  Straddles (thousand MMBtu)(1).................   5,025        --        --     5,025
     Average price, per MMBtu...................  $ 2.26    $   --    $   --    $ 2.26
  Calls bought (thousand MMBtu)(2)..............      --     1,510     5,480     6,990
     Average price, per MMBtu...................  $   --    $ 3.00    $ 2.75    $ 2.80
  Calls Sold (thousand MMBtu)(2)................  13,595     3,650     7,320    24,565
     Average price, per MMBtu...................  $ 2.51    $ 2.90    $ 2.78    $ 2.65
  Puts Sold (thousand MMBtu)(2).................  11,767       303       607    12,677
     Average price, per MMBtu...................  $ 2.15    $ 2.00    $ 2.00    $ 2.14
  Price Swaps -- pay fixed price (thousand
     MMBtu)(3)..................................   4,485        --        --     4,485
     Average price, per MMBtu...................  $ 2.84    $   --    $   --    $ 2.84
  Price Swaps -- receive fixed price (thousand
     MMBtu)(5)..................................     450     9,125        --     9,575
     Average price, per MMBtu...................  $ 2.55    $ 2.28    $   --    $ 2.29

                     BELCO OIL & GAS CORP. AND SUBSIDIARIES

                                                           PRODUCTION PERIODS
                                                  ------------------------------------
                                                   1998      1999      2000     TOTAL
                                                  ------    ------    ------    ------
Oil --
  Straddles (MBbls)(1)..........................     100        --        --       100
     Average price, per Bbl.....................  $20.00    $   --    $   --    $20.00
  Price Swaps -- receive fixed price
     (MBbls)(4)(6)..............................     269        31        --       300
     Average price, per Bbl.....................  $20.40    $20.40    $   --    $20.40
  Calls Bought (MBbls)(2).......................      12        --        --        12
     Average price, per Bbl.....................  $24.00    $   --    $   --    $24.00
  Calls Sold (MBbls)(2).........................     501       402        44       947
     Average price, per Bbl.....................  $22.28    $22.72    $23.90    $22.54
  Puts Sold (MBbls)(2)..........................     221       180        19       420
     Average price, per Bbl.....................  $18.47    $18.00    $18.00    $18.25
  Puts Bought (MBbls)(2)........................     645       559        56     1,260
     Average price, per Bbl.....................  $18.50    $18.64    $18.67    $18.57

---------------

(1) A straddle is a combination of a put sold and a call sold. The Company is required to make a payment to the counterparty in the event that the NYMEX Reference Price for any settlement period is greater than the ceiling price or less than the floor price. The Company receives a significant premium upon entering into such contract.

(2) Calls sold or puts sold under written option contracts, in return for a significant premium received by the Company upon initiation of the contract. The Company is required to make a payment to the counterparty in the event that the NYMEX Reference Price for any settlement period is greater than the price of the call sold, or less than the price of the put sold. Conversely, calls or puts bought require the counterparty to make a payment to the company in the event that the NYMEX Reference Price on any settlement period is greater than the call price or less than the put price.

(3) Does not include 2,250 and 1,825 thousand MMbtu of accumulator reverse swaps for 1998. The volumes associated with these reverse swaps double when the reference price goes above the swap price, which is set at $2.44 and $2.23 per MMbtu, respectively. These provisions either limit price protection beyond a specific level, contain tiered pricing provisions, allow the option to be extended for a period of time, or provide for payment based upon a multiple of the underlying notional volume.

(4) For any particular swap transaction, the counterparty is required to make a payment to the Company in the event that the NYMEX Reference Price for any settlement period is less than the swap price for such instrument and the Company is required to make a payment to the counterparty in the event that the NYMEX Reference Price for any settlement period is greater than the swap price for such instrument. All of these swaps listed will double the volumes swapped when the NYMEX Reference Price is above the swap price for such instrument.

(5) On these trades, protection disappears in any month that the respective NYMEX Reference Price is below $1.75 in 1998 or below $1.70 in 1999. Does not include 3,650, and 3,650 thousand Mmbtu of swaps for 1999 and 2000, respectively, which have tiered pricing at which the swap is canceled when the NYMEX Reference Price falls below $1.80 per MMbtu and the swap volumes double when the NYMEX Reference Price rises above $2.90 per MMbtu.

(6) Does not include 322, 360, 360 and 38 MBbls of oil swaps for 1998 through 2001, respectively, which have tiered pricing at which the swap is canceled when the NYMEX Reference Price falls below $16.50 per Bbl as to 50% of the volumes and $18.00 for the remaining volume and the volumes double when the NYMEX Reference Price rises above $23.05 per Bbl as to 50% of the volumes and above $22.85 for the remaining volume. These provisions either limit price protection beyond a specific level, contain tiered pricing provisions, allow the option to be extended for a period of time, or provide for payment based upon a multiple of the underlying notional volume.

                     BELCO OIL & GAS CORP. AND SUBSIDIARIES

FAIR VALUE OF FINANCIAL INSTRUMENTS

     The following table presents the carrying amounts and estimated fair values of the Company's financial instruments at December 31, 1997 and 1996. SFAS No. 107 defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties.

                                                DECEMBER 31, 1997    DECEMBER 31, 1996
                                               -------------------   ------------------
                                               CARRYING     FAIR     CARRYING    FAIR
                                                AMOUNT     VALUE      AMOUNT     VALUE
                                               --------   --------   --------   -------
                                                            (IN THOUSANDS)
Cash and cash equivalents....................  $ 28,884   $ 28,884   $43,473    $43,473
Marketable equity securities.................    28,900     28,900        --         --
Long-term debt...............................   352,090    358,100        --         --
Interest rate swaps..........................        --     (3,579)       --         --
Oil and gas commodity -- Hedges..............      (590)    (1,942)      158     (8,555)
                      -- Non-hedges..........    (7,367)    (7,367)   (9,363)    (9,363)

     The following methods and assumptions were used to estimate the fair value of the financial instruments summarized in the above table. The carrying values of trade receivables and trade payables included in the accompanying consolidated balance sheets approximated market value at December 31, 1997 and 1996.

CASH AND CASH EQUIVALENTS

     The carrying amounts approximate fair value because of the short maturity of those instruments.

MARKETABLE SECURITIES

     In June 1997 the Company purchased 2,940,000 shares of common stock of Hugoton Energy Corporation ("Hugoton") at $10.50 per share for a total investment of $30.9 million. At December 31, 1997 a non-cash investment valuation provision in the amount of $2 million was charged to stockholder's equity to reflect the value of this investment at that date. In March 1998, Hugoton was acquired by Chesapeake Energy Corporation. In the merger each share of Hugoton common stock was converted into 1.3 shares of Chesapeake common stock. As of March 24, 1998, the value of this investment was approximately $25.1 million.

LONG-TERM DEBT

     The fair value of the Company's revolving credit facility debt of $85 million is assumed to be the same as the carrying value because the interest rate is variable and is reflective of market rates. The fair value of the Coda Notes is based upon the quoted market prices for that issue. The fair value of the 8 7/8% Notes is based upon estimates provided to the Company by independent banking firms.

INTEREST RATE SWAPS AND OIL AND GAS COMMODITY FINANCIAL INSTRUMENTS

     The estimated fair values of interest rate swaps and oil and gas commodity financial instruments have been provided by responsible third parties and determined by using available market data and applying certain valuation methodologies. In some cases, quotes of termination values were available. Judgment is necessarily required in interpreting market data, and the use of different market assumptions or estimation methodologies could result in different estimates of fair value.

                     BELCO OIL & GAS CORP. AND SUBSIDIARIES

NOTE 8 -- COMMITMENTS AND CONTINGENCIES

FUTURE CONTINGENCIES RELATED TO THE MOXA ARCH PROGRAMS

     From 1992 to 1994, the Company established three Moxa Arch investment programs: the 1992 Moxa Arch Drilling Program, the 1993 Moxa Arch Drilling Program, and the Moxa Arch 1992 Offset Drilling Program. The Programs were established to develop certain drilling prospects acquired as a result of a farmout agreement with Amoco Production Company and others. The Company offered certain qualified investors (the Investors) the opportunity to invest in the prospects through participation in the Programs. As of December 31, 1997, the Programs have invested $122.0 million in connection with the development of the Moxa Arch Trend of Southwest Wyoming. Through October 30, 1996, the Company owned approximately 55.20 percent of the 1992 Moxa Arch Drilling Program, 32.45 percent of the 1993 Moxa Arch Drilling Program, and 58.21 percent of the Moxa Arch 1992 Offset Drilling Program. On October 31, 1996 the Company purchased from certain third-party investors interests (the "Acquired Interests") in the Belco Oil & Gas Corp. 1992, 1993 and 1992 Offset Moxa Arch Drilling Programs. The effective date of the purchase was October 31, 1996 for financial reporting purposes. The Acquired Interests represent incremental working interests in the Company's natural gas wells in the Moxa Arch trend located in Lincoln, Sweetwater and Uinta Counties, Wyoming. The Company paid aggregate cash consideration of $9.9 million plus an 80% participation in potential natural gas price increases (net of incremental production costs) associated with production from the wells through July 31, 1999 (the "Price Participation Right"). After the purchase, the Company's interest in these programs was increased to 81.5% of the 1992 Moxa Arch Drilling Program, 74.0% of the 1993 Moxa Arch Drilling Program, and 80.5% of the Moxa Arch 1992 Offset Drilling Program. The transaction was accounted for using the purchase method of accounting.

     The remaining third-party investors in the Programs may "put" their interest to Belco annually through 2003, based upon a valuation by a nationally recognized independent petroleum engineering firm of the discounted net present value of the future net revenues from production of proved reserves attributable to the interests. The put amount is to be calculated based upon certain specified parameters including prices, discount factors and reserve life. No investor under the Programs exercised the put right in 1996 or 1997. The Company is not obligated to repurchase in any one calendar year more than 30% of the interests originally acquired by the program investors (including, for purposes of this calculation, the Company's interest). The Company's purchase price under the put right has not been calculated given that no investors have exercised such right. However, using reserve values presented in Note 13, Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserves (SEC basis using year end prices and a 10% discount rate), the maximum purchase price if all remaining investors exercised the put option would not be material to the Company as of December 31, 1997.

LEASE COMMITMENTS

     At December 31, 1997, the Company had operating leases covering office space. Minimum rental commitments under such operating leases are as follows (in thousands):

YEAR ENDING DECEMBER 31
-----------------------
        1998........................................................  $365
        1999........................................................   250
                                                                      ----
             Total..................................................  $615
                                                                      ====

     For the years ended December 31, 1997, 1996 and 1995, total rental expense was approximately $438,000, $329,000 and $317,000, respectively.

                     BELCO OIL & GAS CORP. AND SUBSIDIARIES

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

NOTE 9 -- CASH FLOW INFORMATION

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

                                                        FOR YEAR ENDED DECEMBER 31,
                                                      -------------------------------
                                                       1997         1996        1995
                                                      -------      ------      ------
Cash paid (received) during the year for (in
  thousands):
  Interest, net of amounts capitalized..............  $(3,447)(1)  $   --      $   --
  Income and other taxes, net of refunds............  $ 1,345      $4,000      $   --

---------------

(1) Includes capitalized interest in the amount of $(3.7) million and $307,000 in actual cash payments.

     In November 1997, the company acquired Coda for cash, warrants and the assumption of certain liabilities. See Note 3.

NOTE 10 -- CUSTOMER INFORMATION

CONCENTRATIONS OF CREDIT RISK

     The Company's revenues are derived from uncollateralized sales to customers in the oil and gas industry. The concentration of credit risk in a single industry affects the Company's overall exposure. The Company has not experienced significant credit losses on such sales.

MAJOR CUSTOMERS

     Oil and gas sales for 1997 include $40.6 million, $27.9 million and $25.5 million in revenues received from three customers. Also, 1997 revenues included net losses in the amount of $6.5 million related to Commodity Price Risk Management Activities. Oil and gas sales for 1996 include $44.6 million, $37.7 million, $11.7 million in revenues received from three customers. Also, 1996 revenues include Commodity Price Risk Management net losses totaling $5.9 million. Oil and gas sales for 1995 include $7.9 million, $21.1 million, $17.2 million and $14.0 million in revenues received from four customers and Commodity Price Risk Management gains of $9.5 million. No other customers individually accounted for 10 percent or more of revenues.

                     BELCO OIL & GAS CORP. AND SUBSIDIARIES

NOTE 11 -- EMPLOYEE BENEFIT PLANS

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

     During 1997 and 1996, the Company incurred $99,000 and $62,000, respectively, in connection with this plan.

PERFORMANCE UNIT PLAN

     In 1996, Belco adopted a performance unit plan which is a long-term incentive compensation plan to be administered by the Stock Option Committee of the Board of Directors. All employees of the Company are eligible to receive an award of performance units under the plan. A performance unit has a performance period that is four consecutive calendar years beginning with and including the calendar year in which the performance unit is granted. The value of a performance unit will be determined based on the ranking of the Company's return on Common Stock during an applicable performance period compared to the return on the shares of Common Stock of certain companies with which the Company competes; however, the maximum value is $2.00 per unit. While payments with respect to performance units will normally be made at the end of the four-year performance period, pro-rated payments may also be made at an earlier time in the event a participant's employment with the Company is involuntarily terminated without cause or is terminated by reason of retirement, death or disability. Payments with respect to performance units will be made in a single sum and may be made in cash, Common Stock or a combination thereof as the Stock Option Committee in its sole discretion may determine. The Company granted 320,000 and 250,000 performance units during 1997 and 1996, respectively. As of December 31,1997 the Company has made no cash payments in connection with this plan.

                     BELCO OIL & GAS CORP. AND SUBSIDIARIES

NOTE 12 -- CAPITAL STOCK

NET INCOME (LOSS) PER COMMON SHARE

     A reconciliation of the components of basic and diluted net income (loss) per common share for the years ended December 31, 1997, 1996 and 1995 is presented in the table below (in thousands, except per share amounts):

                                                          YEARS ENDED DECEMBER 31,
                                                       ------------------------------
                                                         1997       1996       1995
                                                       --------    -------    -------
Basic net income (loss) per share:
  Pro forma net income (loss)........................  $(56,908)   $42,633    $28,737
                                                       --------    -------    -------
Weighted average shares of common stock
  outstanding(1)(4)..................................    31,538     29,986     25,000
                                                       --------    -------    -------
Basic net income (loss) per share:...................  $  (1.80)   $  1.42    $  1.15
                                                       ========    =======    =======
Diluted net income (loss) per share:
  Pro forma net income (loss)........................  $(56,908)   $42,633    $28,737
                                                       --------    -------    -------
Weighted average shares of common stock
  outstanding(1)(4)..................................    31,538     29,986     25,000
Effect of dilutive securities:
  Restricted stock(2)(3).............................        --          9         --
  Warrants and stock options(2)(3)...................        --         44         --
                                                       --------    -------    -------
Average shares of common stock outstanding including
  dilutive securities................................    31,538     30,039     25,000
                                                       --------    -------    -------
Diluted net income (loss) per share..................  $  (1.80)   $  1.42    $  1.15
                                                       ========    =======    =======

---------------

(1) Includes shares issued and outstanding plus the restricted stock vested.

(2) Calculated using the treasury stock method, including unearned compensation of restricted stock as proceeds.

(3) Amounts are not included in the computation of diluted net income (loss) per share in 1997 because to do so would have been antidilutive.

(4) The computation assumes that the Company was incorporated during the periods presented and presents the 25 million shares issued in connection with the Combination as outstanding for all periods.

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

                     BELCO OIL & GAS CORP. AND SUBSIDIARIES

     A separate plan has been established under which options for shares of Belco's Common Stock may be granted to non-employee directors for up to approximately 158,000 shares of Common Stock. The plan provides that each non-employee director be granted stock options for 3,000 shares annually as of the date of the Annual Meeting. The option price of shares issued is equal to the fair market value of the stock on the date of grant. All options vest
33 1/3% per year, beginning one year from date of grant, until fully vested and expire ten years after the date of grant.

     A summary of the status of the Company's plans (the Plans) as of December 31, 1997 and 1996 and the changes during the year then ended is presented below:

                                                     1997                        1996
                                          --------------------------   -------------------------
                                          SHS. UNDER     WTD. AVG.     SHS. UNDER     WTD. AVG.
                                            OPTION      EXER. PRICE      OPTION      EXER. PRICE
                                          -----------   ------------   -----------   -----------
Outstanding, beginning of year..........     409,000      $  20.91             --      $   --
  Granted...............................     561,000         19.87        417,000       20.91
  Exercised.............................          --            --             --          --
  Forfeited.............................      (9,500)       (19.00)        (8,000)      20.09
                                           ---------      --------      ---------      ------
Outstanding, end of year................     960,500      $  20.31        409,000      $20.91
                                           =========      ========      =========      ======
Exercisable, end of year................      81,900      $  21.12             --      $   --
                                           =========      ========      =========      ======
Available for grant, end of year........   1,365,100                    1,921,700
                                           =========                    =========
Weighted average fair value of options
  granted during the year...............   $    9.82                    $   12.73
                                           =========                    =========

     The following table summarizes information about stock options outstanding at December 31, 1997.

                                OPTIONS OUTSTANDING                         OPTIONS EXERCISABLE
                 --------------------------------------------------   -------------------------------
                     NUMBER           WEIGHTED                            NUMBER
                 OUTSTANDING AT       AVERAGE           WEIGHTED      EXERCISABLE AT      WEIGHTED
                  DECEMBER 31,       REMAINING          AVERAGE        DECEMBER 31,       AVERAGE
RANGE OF PRICES       1997        CONTRACTUAL LIFE   EXERCISE PRICE        1997        EXERCISE PRICE
---------------  --------------   ----------------   --------------   --------------   --------------
 $18.88-19.90       600,000             8.89             $18.95           61,500           $19.00
 $20.13-23.97       269,500             9.65              20.93               --               --
 $24.06-32.68        91,000             8.31              27.40           20,400            27.49
                    -------                              ------           ------           ------
                    960,500                               20.31           81,900           $21.12
                    =======                              ======           ======           ======

     As permitted by SFAS No. 123, the Company applies APB Opinion No. 25 and related Interpretations in accounting for its stock option plans. Accordingly, no compensation expense has been recognized for the Plans. Had compensation costs been determined based on the fair value at the grant dates consistent with the method of SFAS No. 123, the Company's pro forma net income (loss) and pro forma earnings (loss) per share for calendar years 1997 and 1996 would have been reduced to the pro forma amounts indicated below (in thousands, except for per share amounts):

                                                                1997        1996
                                                              --------     -------
Pro Forma Net Income (Loss)
  As Reported...............................................  $(56,908)    $42,633
  Pro Forma.................................................   (57,784)     42,117
Pro Forma Basic and Diluted Net Income (Loss) Per Share
  As Reported...............................................  $  (1.80)    $  1.42
  Pro Forma.................................................  $  (1.80)    $  1.40

                     BELCO OIL & GAS CORP. AND SUBSIDIARIES

     The fair value of grants was estimated on the date of grant using the Black-Scholes options pricing model with the following weighted average assumptions used in 1997 and 1996, respectively: risk-free interest rate of 6.35 and 6.74 percent, expected volatility of 46.63 and 31.0 percent, expected lives of 5.7 and 7.5 years and no dividend yield.

     Under the Stock Incentive Plan, participants may be granted stock without cost (restricted stock). During 1997 and 1996, the Company granted 5,100 and 77,300 shares, respectively, of restricted stock with a weighted average fair value based on the price of the Company's stock on the date of grant of $24.44 and $19.56 per share, respectively. At December 31, 1997, 66,740 shares remained unvested, net of forfeitures. The restrictions on disposition lapse 20% each year and non-vested shares must be forfeited in the event employment ceases. Unearned compensation was charged for the market value of the restricted shares at the date the shares were issued. The unearned compensation is shown as a reduction of stockholders' equity in the accompanying consolidated balance sheet and is being amortized ratably as the restrictions lapse. During 1997 and 1996, $192,000 and $227,000, respectively, was charged to expense relating to the Plan.

NOTE 13 -- SUPPLEMENTAL QUARTERLY FINANCIAL DATA (IN THOUSANDS, EXCEPT PER SHARE
           AMOUNTS):

                                                               QUARTERS
                                                --------------------------------------
                                                 FIRST    SECOND     THIRD     FOURTH
                                                -------   -------   -------   --------
                                                             (UNAUDITED)
1997
Revenues......................................  $31,659   $29,089   $23,645   $ 42,367
                                                =======   =======   =======   ========
Costs and Expenses............................  $13,433   $14,439   $13,450   $173,701
                                                =======   =======   =======   ========
Pro Forma Net Income (Loss)...................  $11,984   $ 9,632   $ 6,703   $(85,243)
                                                =======   =======   =======   ========
Pro Forma Basic and Diluted Net Income (Loss)
  Per Share...................................  $  0.38   $  0.31   $  0.21   $  (2.70)
                                                =======   =======   =======   ========
1996
Revenues......................................  $28,610   $31,555   $28,027   $ 28,204
                                                =======   =======   =======   ========
Costs and Expenses............................  $12,118   $12,837   $13,206   $ 13,649
                                                =======   =======   =======   ========
Pro Forma Net Income..........................  $11,066   $12,354   $ 9,782   $  9,431
                                                =======   =======   =======   ========
Pro Forma Basic and Diluted Net Income Per
  Share.......................................  $  0.44   $  0.39   $  0.31   $   0.30
                                                =======   =======   =======   ========

     The sum of the individual quarterly pro forma basic and diluted net income
(loss) per share amounts may not agree with year-to-date pro forma basic and diluted net income per share as each period's computation is based on the weighted average number of common shares outstanding during that period. In addition, certain potentially dilutive securities were not included in certain of the quarterly computations of diluted net income per common share because to do so would have been antidilutive.

                     BELCO OIL & GAS CORP. AND SUBSIDIARIES

NOTE 14 -- SUPPLEMENTAL INFORMATION ON OIL AND GAS EXPLORATION AND PRODUCING ACTIVITIES (UNAUDITED):

CAPITALIZED COSTS

     The following table sets forth the capitalized costs and related accumulated depreciation, depletion and amortization relating to the Company's oil and gas production, exploration and development activities as of December 31, 1997 and 1996 (in thousands):

                                                                1997         1996
                                                              ---------    --------
Proved properties...........................................  $ 793,475    $237,150
Unproved properties.........................................     86,172      77,570
                                                              ---------    --------
Total capitalized costs.....................................    879,647     314,720
Less -- Accumulated depreciation, depletion and
  amortization..............................................   (282,750)    (86,490)
                                                              ---------    --------
Net capitalized costs.......................................  $ 596,897    $228,230
                                                              =========    ========

COSTS NOT BEING AMORTIZED

     The following table sets forth a summary of unproved oil and gas property costs not being amortized at December 31, 1997, by the year in which such costs were incurred (in thousands):

                             1997       1996       1995      1994      1993      TOTAL
                            -------    -------    ------    ------    ------    -------
Leasehold and seismic.....  $52,734    $24,081    $2,866    $5,065    $1,426    $86,172

COSTS INCURRED

     The following table sets forth the costs incurred in oil and gas acquisition, exploration and development activities as of December 31, 1997, 1996 and 1995 (in thousands):

                                                       1997         1996       1995
                                                     ---------    --------    -------
Property Acquisitions Costs --
  Proved(1)........................................  $ 443,930    $  9,871    $    --
  Unproved.........................................     24,226      64,530     13,643
Exploration costs..................................     46,939      17,444      2,382
Development costs..................................     59,571      50,433     54,451
Capitalized interest...............................      3,742         434        911
Property sales.....................................    (13,949)         --         --
                                                     ---------    --------    -------
  Total costs incurred.............................  $ 564,459    $142,712    $71,387
                                                     =========    ========    =======

---------------

(1) Acquisition of proved properties includes $437.4 million relative to the acquisition of Coda of which $50 million was allocated to unproved property costs.

                     BELCO OIL & GAS CORP. AND SUBSIDIARIES

RESULTS OF OPERATIONS FOR OIL AND GAS PRODUCING ACTIVITIES

     The following table sets forth revenue and direct cost information relating to the Company's oil and gas exploration and production activities as of December 31, 1997, 1996 and 1995 (in thousands):

                                                        1997        1996       1995
                                                      --------    --------    -------
Oil and gas revenues (including commodity price risk
  management activities)............................  $123,515    $113,743    $78,247
Costs and expenses --
  Lease operating expenses..........................     9,365       7,024      4,136
  Production taxes..................................     3,393         823      1,688
  Impairment of oil and gas properties..............   150,000          --         --
  Depreciation, depletion and amortization..........    46,684      40,904     27,590
                                                      --------    --------    -------
Results of operations from producing activities
  before income taxes...............................   (85,927)     64,992     44,833
Pro forma provision (benefit) for income taxes......   (30,537)     22,095     14,638
                                                      --------    --------    -------
Pro forma results of operations from producing
  activities........................................  $(55,390)   $ 42,897    $30,195
                                                      ========    ========    =======
Amortization rate per Mcf equivalent, recurring.....  $    .81    $    .73    $   .64
                                                      ========    ========    =======

OIL AND GAS RESERVE INFORMATION

     The following summarizes the policies used by the Company in preparing the accompanying oil and gas reserves and the standardized measure of discounted future net cash flows relating to proved oil and gas reserves and the changes in such standardized measure from period to period.

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

     Proved oil and gas reserve quantities and the related discounted future net cash flows (without giving effect to hedging activities) as of December 31, 1997, 1996 and 1995 are based on estimates prepared by Miller & Lents, independent petroleum engineers. Such estimates have been prepared in accordance with guidelines established by the Securities and Exchange Commission (SEC). Reserve estimates for periods prior to December 31, 1995 were not prepared by an independent petroleum engineer. While reserve reports for years ended prior to December 31, 1995 were not prepared contemporaneously, they have been prepared by an in-house engineer on a basis generally consistent with the Miller & Lents report. The Company used the December 31, 1995 Miller & Lents estimates as an initial basis and adjusted such data for actual production and extensions, discoveries and other additions in 1994 to determine the relevant data for each of these periods. The Company also calculated the reserve economics at the end of 1994 using oil and gas prices in effect as of the end of the year.

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

                     BELCO OIL & GAS CORP. AND SUBSIDIARIES

     The standardized measure of discounted future net cash flows from production of proved reserves was developed by first estimating the quantities of proved reserves and the future periods during which they are expected to be produced based on year end economic conditions. The estimated future cash flows from proved reserves were then determined based on year end prices, except in those instances where fixed contracts provide for a higher or lower amount. Estimates of future cash flows applicable to oil and gas commodity hedges have been prepared by the Company and are reflected in future cash flows from proved reserves with such estimates based on prices in effect as of the date of the reserve report. Additionally, future cash flows were reduced by estimated production costs, costs to develop and produce the proved reserves, and when significant, certain abandonment costs, all based on year end economic conditions. Future net cash flows have been discounted by 10 percent in accordance with SEC guidelines.

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

            STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS
                    RELATING TO PROVED OIL AND GAS RESERVES
                                 (IN THOUSANDS)

                                                                      DECEMBER 31,
                                                          ------------------------------------
                                                             1997          1996         1995
                                                          ----------    ----------    --------
Future cash inflows(2)..................................  $1,569,976    $1,071,550    $427,213
Future production costs.................................    (531,583)     (253,159)    (96,643)
Future development costs................................    (100,427)      (71,061)    (36,003)
                                                          ----------    ----------    --------
Future net inflows before income taxes(2)...............     937,966       747,330     294,567
Discount at 10% annual rate.............................    (427,562)     (331,800)    (88,058)
                                                          ----------    ----------    --------
  Discounted future net cash flows before income
     taxes..............................................     510,404       415,530     206,509
Pro forma discounted future income taxes(1).............     (84,196)     (134,957)    (58,000)
                                                          ----------    ----------    --------
Standardized measure of discounted future net cash
  flows.................................................  $  426,208    $  280,573    $148,509
                                                          ==========    ==========    ========

---------------

(1) The earnings of the Company were not subject to corporate income taxes prior to March 29, 1996 as the Company was a combination of nontaxpaying entities. Concurrent with the March 1996 Exchange Agreement (see Note 1), the Company became a taxable corporation. The estimated pro forma income taxes as of December 31, 1995, discounted at 10%, have been presented assuming the Company was a taxable entity for all periods. In addition, the estimated undiscounted future income taxes related to future net inflows were $146.4, $245.9 and $83.0 million for the years 1997, 1996 and 1995, respectively.

(2) Oil and gas commodity hedges included in future cash inflows totaled $5.9 million, ($60.8) million and $7.6 million at December 31, 1997, 1996, and 1995, respectively, and such hedges included in discounted future net cash flows before income taxes totaled $5.5 million, $(55.2) million and $7.2 million at December 31, 1997, 1996 and 1995, respectively.

                     BELCO OIL & GAS CORP. AND SUBSIDIARIES

      CHANGES IN STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS
                                 (IN THOUSANDS)

                                                             1997         1996         1995
                                                           ---------    ---------    --------
BALANCE, BEGINNING OF YEAR...............................  $ 280,573    $ 148,509    $ 80,785
Sales and transfers of oil and gas produced, net of
  production costs.......................................   (111,819)    (111,780)    (72,423)
Net change in sales price and production costs...........   (216,169)     145,133      11,390
Extensions and discoveries...............................     65,741      153,920     104,549
Purchases of minerals in place...........................    312,148        7,843          --
Changes in estimated future development costs............     32,222       24,618       8,655
Revisions in quantities..................................     (9,099)      50,309          --
Accretion of discount....................................     41,553       20,651      10,979
Other, principally revisions in estimates of timing of
  production.............................................    (22,267)     (81,673)     33,574
Change in income taxes...................................     53,325      (76,957)    (29,000)
                                                           ---------    ---------    --------
BALANCE, END OF YEAR.....................................  $ 426,208    $ 280,573    $148,509
                                                           =========    =========    ========

                          RESERVE QUANTITY INFORMATION
                                PROVED RESERVES

                                                                OIL        GAS
                                                              -------    -------
                                                              (MBBLS)    (MMCF)
Balance at December 31, 1994................................   1,929     114,655
  Purchases of minerals in place............................      --          --
  Extensions, discoveries and other additions...............   1,484     126,562
  Revisions of previous estimates...........................      --          --
  Sales of minerals in place................................      --          --
  Production................................................    (961)    (37,047)
                                                              ------     -------
Balance at December 31, 1995................................   2,452     204,170
  Purchases of minerals in place............................     162      21,993
  Extensions, discoveries and other additions...............   1,411      87,319
  Revisions of previous estimates...........................      96      22,799
  Sales of minerals in place................................      --          --
  Production................................................    (794)    (51,289)
                                                              ------     -------
Balance at December 31, 1996................................   3,327     284,992
  Purchases of minerals in place............................  45,646      44,855
  Extensions, discoveries and other additions...............   2,004      39,248
  Revisions of previous estimates...........................   1,478     (22,200)
  Sales of minerals in place................................      --          --
  Production................................................  (1,295)    (49,710)
                                                              ------     -------
Balance at December 31, 1997................................  51,160     297,185
                                                              ======     =======
PROVED DEVELOPED RESERVES
December 31, 1994...........................................   1,793     100,113
December 31, 1995...........................................   1,838     140,725
December 31, 1996...........................................   2,070     184,904
December 31, 1997...........................................  41,255     226,071

                     BELCO OIL & GAS CORP. AND SUBSIDIARIES

NOTE 15 -- EVENTS (UNAUDITED) SUBSEQUENT TO DATE OF AUDITORS' REPORT

     On February 27, 1998, Belco acquired properties in the Permian Basin of west Texas from EnerVest Texoma Acquisition L.P. for $37.5 million in cash. The acquisition was funded with advances under the Company's Credit Facility.

     On March 10, 1998 the Company completed the closing and sale of 4,370,000 shares at $25 per share ($109.3 million) of 6 1/2% Convertible Preferred Stock in an underwritten public offering. Each share of Convertible Preferred Stock can be converted into Belco Common Stock at an initial conversion rate of 1.1292 shares of Common Stock for each share of Convertible Preferred Stock, equivalent to a conversion price of $22.14 per share of Common Stock. The net proceeds of the offering in the amount of $105.1 million were used to reduce bank indebtedness.

                               INDEX TO EXHIBITS

        EXHIBIT
          NO.                               DESCRIPTION OF EXHIBIT
        -------                             ----------------------
           3.1           -- Articles of Incorporation of Company (Incorporated by
                            reference from Exhibit 3.1 of the Registration Statement
                            on Form S-1, Registration No. 333-1034).
           3.2           -- Amended and Restated Bylaws of Company dated February 5,
                            1996 (Incorporated by reference from Exhibit 3.2(ii) of
                            the Form 10-Q dated March 31, 1996)
           4.1           -- Specimen Common Stock certificate (Incorporated by
                            reference from Exhibit 4.1 of the Registration Statement
                            on Form S-1, Registration No. 333-1034).
           4.2           -- Indenture dated as of September 23, 1997 among the
                            Company, as issuer, and The Bank of New York, as trustee
                            (Incorporated by reference from Exhibit 4.1 of
                            Registration Statement on Form S-4, Registration No.
                            333-37125).
          *4.3           -- Supplemental Indenture dated as of February 25, 1998
                            between Coda Energy, Inc., Diamond Energy Operating
                            Company, Electra Resources, Inc., Belco Operating Corp.,
                            Belco Energy L.P., Gin Lane Company, Fortune Corp., BOG
                            Wyoming LLC and Belco Finance Co. (individually, the
                            Subsidiary Guarantors), a subsidiary of the Company, and
                            The Bank of New York, a New York banking corporation (as
                            Trustee) amending the Indenture filed as Exhibit 4.2
                            above.
           4.4           -- Exchange and Registration Rights Agreement dated
                            September 23, 1997 by and among the Company and Chase
                            Securities Inc., Goldman, Sachs & Co. and Smith Barney
                            Inc. (Incorporated by reference from Exhibit 4.2 of
                            Registration Statement on Form S-4, Registration No.
                            333-37125).
           4.5           -- Indenture dated as of March 18, 1996 by and among Coda
                            Energy, Inc., as issuer, and Taurus Energy Corp., Diamond
                            Energy Operating Company and Electra Resources, Inc. (as
                            guarantors), and Chase Bank of Texas, N.A., (formerly
                            known as Texas Commerce Bank National Association, as
                            trustee (Incorporated by reference from Exhibit 4.1 of
                            the Coda Energy, Inc. Registration Statement on Form S-4
                            filed April 9, 1996, Registration No. 333-2375).
           4.6           -- First Supplemental Indenture dated as of April 25, 1996 amending the Indenture filed as Exhibit 4.5 above
                            (Incorporated by reference from Exhibit 4.12 of the Coda
                            Energy, Inc. Quarterly Report on Form 10-Q for the
                            quarterly period ended June 30, 1996, Commission File No.
                            0-10955)
          *4.7           -- Second Supplemental Indenture dated as of February 25,
                            1998 by and among the Company and Chase Bank of Texas,
                            N.A. (formerly known as Texas Commerce Bank National
                            Association), as trustee, amending the Indenture filed as
                            Exhibit 4.5 above.
          *4.8           -- Third Supplemental Indenture dated as of February 25,
                            1998 by and between the Company, the Belco subsidiaries
                            who are making a Subsidiary Guarantee (the Guarantors)
                            and Chase Bank of Texas, N.A, formerly known as Texas
                            Commerce Bank National Association (the Trustee).
           4.9           -- Certificate of Designations of 6 1/2% Convertible
                            Preferred Stock dated March 5, 1997 (Incorporated by
                            reference from Exhibit 4.1 of current report on Form 8-K
                            dated March 11, 1998).
          10.1           -- 1996 Non-Employee Directors' Stock Option Plan
                            (Incorporated by reference from Exhibit 10.1 of the
                            Registration Statement on Form S-1, Registration No.
                            333-1034).

        EXHIBIT
          NO.                               DESCRIPTION OF EXHIBIT
        -------                             ----------------------
          10.2           -- 1996 Stock Incentive Plan (Incorporated by reference from
                            Exhibit 10.2 of the Registration Statement on Form S-1,
                            Registration No. 333-1034).
          10.3           -- Exchange and Subscription Agreement and Plan of
                            Reorganization dated as of January 1, 1996 by and among
                            the Company, its Predecessors and certain individuals and
                            trusts (Incorporated by reference to Exhibit 10.3 of the
                            Registration Statement on Form S-1, Registration No.
                            333-1034).
          10.4           -- Form of Registration Rights Agreement entered into by
                            parties to Exchange Agreement (Incorporated by reference
                            to Exhibit 10.4 of the Registration Statement on Form
                            S-1, Registration No. 333-1034).
          10.5           -- Supplemental Agreement dated as of January 1, 1996 by and between the Company, Belco Oil & Gas Corp., a Delaware
                            corporation, Robert A. Belfer and certain officers of the
                            Company (Incorporated by reference to Exhibit 10.5 of the
                            Registration Statement on Form S-1, Registration No.
                            333-1034).
          10.6           -- Form of Indemnification Agreement by and between the
                            Company and its officers and directors (Incorporated by
                            reference to Exhibit 10.6 of the Registration Statement
                            on Form S-1, Registration No. 333-1034).
          10.7           -- Amended and Restated Well Participation Letter Agreement
                            dated as of December 31, 1992 between Chesapeake
                            Operating, Inc. and Belco Oil & Gas Corp., as amended by
                            (i) Letter Agreement dated April 14, 1983, (ii) Amendment
                            dated December 31, 1993, and (iii) Third Amendment dated
                            December 30, 1994 (Incorporated by reference to Exhibit
                            10.7 of the Registration Statement on Form S-1,
                            Registration No. 333-1034).
          10.8           -- Sale Agreement (Independence) dated as of June 10, 1994 between Chesapeake Operating, Inc. and Belco Oil & Gas
                            Corp. (Incorporated by reference to Exhibit 10.10 of the
                            Registration Statement on Form S-1, Registration No.
                            333-1034).
          10.9           -- Sale and Area of Mutual Interest Agreement (Greater
                            Giddings) dated as of December 30, 1994 between
                            Chesapeake Operating, Inc. and Belco Oil & Gas Corp.
                            (Incorporated by reference to Exhibit 10.12 of the
                            Registration Statement on Form S-1, Registration No.
                            333-1034).
          10.10          -- Golden Trend Area of Mutual Interest Agreement dated as of December 17, 1992 between Chesapeake Operating, Inc.
                            and Belco Oil & Gas Corp. (Incorporated by reference to
                            Exhibit 10.13 of the Registration Statement on Form S-1,
                            Registration No. 333-1034).
          10.11          -- Form of Participation Agreement for Belco Oil & Gas Corp.
                            1992 Moxa Arch Drilling Program (Incorporated by
                            reference to Exhibit 10.15 of the Registration Statement
                            on Form S-1, Registration No. 333-1034).
          10.12          -- Form of Offset Participation Agreement to the Moxa Arch
                            1992 Offset Drilling Program (Incorporated by reference
                            to Exhibit 10.16 of the Registration Statement on Form
                            S-1, Registration No. 333-1034).
          10.13          -- Form of Participation Agreement for Belco Oil & Gas Corp.
                            1993 Moxa Arch Drilling Program (Incorporated by
                            reference to Exhibit 10.17 of the Registration Statement
                            on Form S-1, Registration No. 333-1034).
          10.14          -- Credit Agreement dated as of September 23, 1997 by and
                            among Belco Oil & Gas Corp., and The Chase Manhattan
                            Bank, as administrative agent, and certain financial
                            institutions named therein as Lenders (Incorporated by
                            reference to Exhibit 10.1 of Registration Statement on
                            Form S-4, Registration No. 333-37125)

        EXHIBIT
          NO.                               DESCRIPTION OF EXHIBIT
        -------                             ----------------------
          10.15          -- First Amendment and Waiver, dated as of November 25, 1997 to (i) Credit Agreement dated as of September 23, 1997
                            among Belco Oil & Gas Corp. (the "Borrower"), the several
                            banks, financial institutions and other entities from
                            time to time parties to the Credit Agreement (the
                            "Lenders") and The Chase Manhattan Bank, as
                            administrative agent and (ii) the Pledge Agreement, dated
                            as of September 23, 1997 made by the Borrower and other
                            Pledgers (as defined in the Credit Agreement) in favor of
                            the Administrative Agent for the ratable benefit of
                            Lenders. (Incorporated by reference from Exhibit 99.4 to
                            the Company's Current Report on Form 8-K filed with the
                            Commission on November 26, 1997.)
         *10.16          -- Second Amendment and Consent, dated as of February 25,
                            1998, to the Credit Agreement, dated as of September 23,
                            1997, among Belco Oil & Gas Corp. (the "Borrower"), the
                            several banks, financial institutions and other entities
                            from time to time parties to the Credit Agreement (the
                            "Lenders") and The Chase Manhattan Bank, as
                            administrative agent.
         *21.1           -- Subsidiaries of the Registrant
         *23.1           -- Consent of Arthur Andersen LLP
         *23.2           -- Consent of Miller and Lents, Ltd.
         *27             -- Financial Data Schedule.

---------------

* Filed herewith

     Certain of the exhibits to this filing contain schedules which have been omitted in accordance with applicable regulations. The Registrant undertakes to furnish supplementally a copy of any omitted schedule to the Securities and Exchange Commission upon request.