Form 10-Q
period 1998-03-31
BELCO OIL & GAS CORP
filed 1998-05-15
CIK 889005

 ===========================================================================

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   ---------

                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

                                   ---------

                         Commission file number 001-14256

                                   ---------

                              BELCO OIL & GAS CORP.
             (Exact name of registrant as specified in its charter)

                                     Nevada
                           (State or other jurisdiction
                         of incorporation or organization)

                                 767 Fifth Avenue
                                New York, New York
                      (Address of principal executive offices)

                                     13-3869719
                                  (I.R.S. employer
                                 identification no.)

                                        10153
                                      (Zip code)

                                    (212) 644-2200
                  (Registrant's telephone number, including area code)

                                       ---------

 Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          Yes  X'               No

     As of March 31, 1998, there were 31,583,600 shares of the
 Registrant's Common Stock, par value $.01 per share, outstanding.
 ===========================================================================

 FINANCIAL STATEMENTS

                             BELCO OIL & GAS CORP.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                 (in thousands, except share and per share data)
                                  (Unaudited)

                                                  March 31,     December 31,
                                                    1998            1997
                                                  ---------     ------------
                       ASSETS
                       ------
 CURRENT ASSETS:
      Cash and cash equivalents                   $  7,043         $12,260
      Accounts receivable, oil and gas              35,187          43,867
      Assets from commodity price risk management
        activities                                   7,547             936
      Advances to oil and gas operators                400             346
      Marketable Equity Securities                  19,240          28,884
      Other current assets                             644             710
                                                   -------         -------
           Total current assets                     70,061          87,003
                                                   -------         -------
 PROPERTY AND EQUIPMENT:
   Oil and gas properties at cost based on full
     cost accounting--
      Proved oil and gas properties                851,664         793,475
      Unproved oil and gas properties               89,483          86,172
      Less--Accumulated depreciation, depletion
        and amortization                          (377,211)       (282,750)
                                                   -------         -------
           Net property and equipment              563,936         596,897
                                                   -------         -------
   Buildings and other equipment, net                5,936           6,877
                                                   -------         -------
 OTHER ASSETS                                       12,283           6,332
                                                   -------         -------
           Total assets                          $ 652,216        $697,109
                                                 =========        ========

           LIABILITIES AND EQUITY
           ----------------------
 CURRENT LIABILITIES:
      Accounts payable and accrued liabilities      18,250          33,651
      Liabilities from commodity price risk
        management activities                        7,867           9,555
      Accrued interest                               6,270           7,040
                                                   -------         -------
           Total current liabilities                32,387          50,246
                                                   -------         -------

 LONG-TERM DEBT                                    293,000         352,090
 DEFERRED INCOME TAXES                              83,405         110,047
 LIABILITIES FROM COMMODITY PRICE RISK MANAGEMENT
   ACTIVITIES                                       10,596              78
 STOCKHOLDERS' EQUITY
      6-1/2% Convertible Preferred stock, $.01
       par value; 10,000,000 shares authorized;
       4,370,000 issued or outstanding                  44               0
      Common stock ($.01 par value, 120,000,000
       shares authorized; 31,583,600 and
       31,584,400 shares issued and outstanding
       at March 31, 1998 and December 31, 1997,
       respectively)                                   316             316
      Additional paid-in capital                   302,300         196,864
      Retained earnings (deficit)                  (68,057)         (8,664)
      Unearned compensation                         (1,000)         (1,093)
      Notes receivable for equity interest            (775)           (775)
      Unrealized loss on marketable equity
        securities                                       0          (2,000)
                                                   -------         -------
           Total stockholders' equity              232,828         184,648
                                                   -------         -------
           Total liabilities and stockholders'
             equity                               $652,216        $697,109
                                                  ========        ========


                              BELCO OIL & GAS CORP.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (in thousands, except share and per share data)
                                   (Unaudited)

                                                      Three Months Ended
                                                           March 31,
                                                      ------------------
                                                     1998             1997
                                                     ----             ----
 REVENUES:
      Oil and gas sales                             $34,833         $34,405
      Commodity price risk management                (1,767)         (3,121)
      Interest and other                                285             375
                                                    -------         -------
           Total revenues                            33,351          31,659
                                                    -------         -------
 COSTS AND EXPENSES:
      Oil and gas operating expenses                  9,480           2,194
      Depreciation, depletion and amortization       14,461          10,436
      General and administrative                      1,125             803
      Interest expenses                               4,120               0
      Impairment of oil and gas properties           80,000               0
      Impairment of equity securities                10,100               0
                                                    -------         -------
           Total costs and expenses                 119,286          13,433
                                                    -------         -------

 INCOME (LOSS) BEFORE INCOME TAXES                  (85,935)         18,226

 PROVISION (BENEFIT) FOR INCOME TAXES               (26,542)          6,242
                                                    -------         -------

 NET INCOME (LOSS)                                  (59,393)         11,984

 PREFERRED STOCK DIVIDENDS                             (592)              0
                                                    -------         -------

 EARNINGS (LOSS) ON COMMON STOCK                   ($59,985)        $11,984
                                                   =========        =======

 EARNINGS (LOSS) PER SHARE OF COMMON STOCK,
    BASIC                                            $(1.90)          $0.38
    FULLY DILUTED                                    $(1.90)          $0.38
                                                     =======          =====
 AVERAGE NUMBER OF COMMON SHARES USED IN COMPUTATION
    BASIC                                            31,583          31,500
    FULLY DILUTED                                    31,583          31,578
                                                     =======         ======

                             BELCO OIL & GAS CORP.
            CONDENSED CONSOLIDATED CHANGES IN STOCKHOLDERS' EQUITY
                                (in thousands)
                                  (Unaudited)

                                                                                           Unrealized
                                                                                  Notes     Loss on
                                                Additional            Retained  Receivable Marketable
                       Preferred      Common     Paid-In   Unearned   Earnings  for Equity   Equity
                     Shares Amount Shares Amount Capital Compensation (Deficit)  Interest  Securities  Total


BALANCE, December 31,
  1997                   --     -- 31,584 $  316 $196,864   $(1,093)   $(8,664)   $(775)    $(2,000) $184,648

Issuance of Preferred
  Stock               4,370   $ 44     --     --  105,451        --         --        --         --   105,495

Restricted stock
  issued/earned          --     --     (1)    --      (15)       93         --        --         --        78

Loss recognized on
 marketable equity
 securities              --     --     --     --       --        --         --        --      2,000     2,000
Net Loss                 --     --     --     --       --        --    (59,393)       --         --  (59,393)

BALANCE, March 31,
  1998                4,370   $ 44  31,583 $ 316  $302,300  $(1,000)  $(68,057)    $(775)     $  --  $232,828


                              BELCO OIL & GAS CORP.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (Unaudited)

                                                      Three Months Ended
                                                           March 31,
                                                      ------------------
                                                      1998          1997
                                                      ----          ----

 CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income (loss)                             $(59,393)     $ 11,984
      Adjustments to reconcile net income (loss)
       to net operating cash inflows--
         Depreciation, depletion and amortization     14,461        10,436
         Impairment of oil and gas properties         80,000             0
         Deferred tax provision                      (26,642)        5,490
         Impairment of marketable equity securities   10,100             0
         Amortization of restricted stock compensation    78            76
         Commodity price risk management activities   (2,812)       (2,181)
           Changes in operating assets and
             liabilities --
             Accounts receivable, oil and gas          8,680         5,247
             Other current assets                        (63)          452
             Accounts payable and accrued liabilities (3,850)       (3,621)
                                                     --------      --------
                Net operating cash inflows            20,559        27,883

 CASH FLOWS FROM INVESTING ACTIVITIES:
      Exploration and development expenditures       (25,083)      (33,276)
      Proceeds from sale of oil and gas properties     1,881             0
      Changes in accounts payable and accrued
        liabilities for oil and gas expenditures     (12,321)       (5,486)
      Purchases of oil and gas properties            (38,298)            0
      Change in advances to oil and gas operators        (54)         (368)
      Proceeds from sale of marketable equity
        securities                                     3,410             0
      Purchase of marketable equity securities        (1,845)            0
      Changes in other assets                            129          (363)
                                                     --------      --------
                Net investing cash outflows          (72,181)      (39,493)

 CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from preferred stock offering, net    105,495             0
      Long-term debt repayments                      (59,090)            0
                                                     --------      --------
           Net financing cash inflows                 46,405             0

 INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS     (5,217)      (11,610)
 CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD     12,260        43,473
                                                     --------      --------
 CASH AND CASH EQUIVALENTS AT END OF PERIOD          $ 7,043      $ 31,863
                                                     ========     =========

                             BELCO OIL & GAS CORP.
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 Note 1. Accounting Policies: The financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and reflect all adjustments which are, in the opinion of management, necessary to present a fair statement of the results for the interim periods, on a basis consistent with the annual audited financial statements. All such adjustments are of a normal recurring nature. The results of operations for the interim period are not necessarily indicative of the results to be expected for an entire year. Certain information, accounting policies, and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the Company's Form 10K for the calendar year 1997 which includes financial statements and notes thereto.

 Note 2. Commodity Price Risk Management Activities: The Company periodically enters into commodity price risk management transactions such as swaps and options in order to manage its exposure to oil and gas price volatility. Gains and losses related to qualifying hedges of the Company's oil and gas production are deferred and recognized as revenues as the associated production occurs. Reference is made to the December 31, 1997 financial statements of Belco Oil & Gas Corp. included in the Form 10-K for the calendar year 1997, for a more thorough discussion of the Company's commodity price risk management activities.

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

 For the three months ended March 31, 1998, the Company had net losses of $1.8 million ($3.1 million in cash settlements and $1.3 million in marked-to-market net gains). This compares to a $3.1 million net loss consisting of $6.4 million in cash settlements and $3.3 million in marked-to-market net gains, reported in the first three months of 1997 related to its price risk management activities.

 Note 3. Impairment of Oil and Gas Properties: The capitalization costs of proved oil and gas properties are subject to a "ceiling test", which limits such costs to the estimated present value net of related tax effects, discounted at a 10 percent interest rate, of future net cash flows from proved reserves, based on current economic and operating conditions (PV10). If capitalized costs exceed this limit, the excess is charged to depreciation, depletion and amortization. Application of these rules during periods of relatively low oil and gas prices, even if of short-term duration, may result in write-downs.

 The Company recorded, in the first quarter of 1998, a non-cash impairment of oil and gas properties of approximately $80 million ($52 million after-tax) due to the significant decline in oil prices at March 31, 1998.

 Note 4. Investment in Hugoton Energy Corporation: In June 1997 the Company purchased 2,940,000 shares of common stock of Hugoton Energy Corporation (Hugoton) at $10.50 per share for a total investment of $30.9 million. In March, 1998 Hugoton was merged into Chesapeake Energy Corp.
 (CHK) and the Company received 3,822,000 common shares of CHK. The remaining investment is presently carried at market value on the Company's Balance Sheet. The investment in the Hugoton stock (now Chesapeake) is classified as an "available for sale" security under SFAS No. 115. Accordingly, at December 31, 1997, the excess of the cost of the investment over its fair market value, was shown as a reduction of equity. During the first quarter of 1998, the Company sold shares of the Chesapeake stock realizing a loss of $1.2 million. Because of the continuing significant decline in the value of the Chesapeake stock following the end of the first quarter of 1998 and management's intent to liquidate this investment, the remaining Chesapeake shares held at March 31, 1998 have been written-down to current market value through a charge to earnings. The loss recorded at March 31, 1998 of $10.1 million consisted of $1.2 million in realized losses and $8.9 in unrealized losses.

 Note 5. Issuance of Preferred Stock: On March 10, 1998 the Company completed the closing and sale of 4,370,000 shares at $25 per share ($109.3 million) of 6-1/2% Convertible Preferred Stock in an underwritten public offering. Each share of Convertible Preferred Stock can be converted into Belco Common Stock at an initial conversion rate of 1.1292 shares of Common Stock for each share of Convertible Preferred Stock, equivalent to a conversion price of $22.14 per share of Common Stock. The net proceeds of the offering in the amount of $105.5 million were used to reduce bank indebtedness.

 Note 6.  Capital Stock:

 Net Income (Loss) Per Common Share

 A reconciliation of the components of basic and diluted net income (loss) per common share for the three months ended March 31, 1998 and 1997 is presented in the table below (in thousands, except per share amounts):

                                                     Three Months Ended
                                                          March 31,
                                                     ------------------
                                                      1998        1997
                                                      ----        ----
 Basic net income (loss) per share:
   Net income (loss)                                $(59,393)    $11,984
   Less:  Preferred Stock dividends                     (592)          0
                                                    ---------    -------
 Earnings (loss) available to common shareholders   $(59,985)    $11,984
 Weighted average shares of common stock
   outstanding(1)                                     31,582      31,500
                                                    ---------    -------
 Basic net income (loss) per share                  $  (1.90)    $  0.38
                                                    =========    =======
 Diluted net income (loss) per share:
   Weighted average shares of common stock
     outstanding (1)                                  31,583      31,500
 Effect of dilutive securities:
   Restricted stock (2) (3)                                0          18
   Preferred stock, warrants and stock options (2)(3)      0          60
                                                    ---------    -------
 Average shares of common stock outstanding
   including dilutive securities                      31,583      31,578
                                                    ---------    -------
 Diluted net income (loss) per share               $   (1.90)    $  0.38
                                                    =========    =======

 ---------------
 (1) Includes shares issued and outstanding plus vested restricted stock.

 (2) Calculated using the treasury stock method, including unearned compensation of restricted stock as proceeds.

 (3)  Amounts are not included in the computation of diluted net income
 (loss) per share in 1998 because to do so would have been antidilutive.

 Note 7.  Comprehensive Income:   In the first quarter of 1998 the Company
 adopted SFAS No. 130, "Reporting Comprehensive Income" which requires disclosure of comprehensive income and its components in the financial statements. For the Company, comprehensive income includes net income and reserve for unrealized losses on marketable equity securities held. The components of comprehensive income for the quarter ended March 31, 1998 and 1997 are as follows (in thousands):

                                                   Three Months Ended
                                                        March 31,
                                                   -------------------
                                                    1998         1997
                                                    ----         ----

 Net income (loss)                                $(59,393)    $11,984
 Less:  Reclassification adjustment for losses
   included in net income                            2,000           0
                                                  ---------    -------
 Total Comprehensive Income                       $(57,393)    $11,984
                                                  =========    =======

 Note 8.  Subsequent Event:   On April 30, 1998 the Company announced that
 it had entered into an agreement under which it may invest up to $141 million in Big Bear Exploration Ltd., a Canadian oil and gas company.

                         PART I - FINANCIAL INFORMATION

 ITEM 2

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

 OVERVIEW

      Since its inception in April 1992, the Company has grown rapidly, with substantially all of its growth to date coming "through the drill bit" and most recently through acquisitions including Coda Energy and EnerVest properties.

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

      The Company utilizes commodity swaps and options and other commodity price risk management transactions for a portion of its oil and natural gas production to achieve a more predictable cash flow, and to reduce its exposure to price fluctuations. The Company accounts for these transactions as hedging activities or uses mark-to-market accounting for those contracts that do not qualify for hedge accounting. As of March 31, 1998, the Company has various natural gas and oil price risk management contracts in place with respect to estimated production for the remainder of 1998 and with respect to lesser portions of its estimated production for 1999 and 2000. The Company expects from time to time to either add or reduce the amount of price risk management contracts that it has in place in keeping with its hedging strategy.

      The following table sets forth certain operations data of the Company for the periods presented:


                                      Three Months
                                     Ended March 31,           Variances
                                     ---------------         -------------
                                     1998       1997         AMOUNT      %
                                     ----       ----         ------     ---

 Oil and Gas Sales (Unhedged)
   (in thousands)                   $34,833   $34,405        $  428     1%

 Commodity Price Risk Management
   (in thousands)                    (1,767)   (3,121)        1,354    43%

 Weighted Average Sales Prices
    (Unhedged):

    Oil (per Bbl)                   $ 14.44   $ 22.33        $(7.89)  (35%)
    Gas (per Mcf)                      2.01      2.47         (0.46)  (19%)

 Net Production Data:

    Oil (MBbl)                        1,074       182           892   490%
    Gas (MMcf)                        9,622    12,286        (2,664)  (22%)
    Gas equivalent (MMcfe)           16,068    13,380         2,688    20%

 Data per Mcfe:

    Oil and gas sales revenues
    (Unhedged)                      $  2.17   $  2.57        $(0.40)  (16%)
    Commodity Price Risk
    Management Activities--
    - Cash                            (0.20)    (0.48)         0.28     58%
    - Non-Cash                         0.09      0.25         (0.16)   (64%)
    Oil and gas operating expenses    (0.59)    (0.16)        (0.43)  (269%)
    General and administrative        (0.07)    (0.06)        (0.01)   (17%)
    Depreciation, depletion and
     amortization                     (0.90)    (0.78)        (0.12)   (15%)

                                    -------    ------       -------    -----
    Pre-tax operating profit (1)     $ 0.50    $ 1.34       $ (0.84)   (63%)
                                    =======    ======       =======    =====

 ___________________________

 (1)  Excluding ceiling test provision and interest expenses.

 RESULTS OF OPERATIONS

 Three Months Ended March 31, 1998 Compared to March 31, 1997

 Revenues

      During the first quarter of 1998, oil and gas sales revenues increased a modest amount from $34.4 million to $34.8 million over the prior year comparable period despite a substantial decline in commodity prices in the 1998 quarter. Average price realizations, excluding price risk management activities, for both oil and natural gas in the first quarter of 1998 compared to last year's first quarter were lower by 35% and 19%, respectively. Oil production volume during the first quarter of 1998 increased by 490% while natural gas production declined by 22% compared to the prior year comparable period. Natural gas production represented approximately 60% of total Company production on an Mcfe basis down from the 88% reported in the first quarter of 1997.

      As a result of a significant downward price movement in natural gas prices during the first quarter of 1998, commodity price risk management activities resulted in net losses of $1.8 million despite substantial gains in the oil portfolio.

 Costs and Expenses

      Production and operating expenses increased to $9.5 million for the first quarter of 1998 when compared to the $2.2 million for the comparable period in 1997. The substantial increase is identified with the growth in oil production through secondary recovery techniques reflecting the higher costs normally associated with such production when compared to natural gas. Operating costs were $0.59 per Mcfe for the first quarter of 1998 when compared to $0.16 per Mcfe in the first quarter of 1997.

      Depreciation, depletion and amortization ("DD&A"), for the quarter ended March 31, 1998 was $14.5 million when compared to the $10.5 million recorded in the prior year comparable period. The current DD&A rate per
 Mcfe is $0.90, up $0.12 over the comparable prior year quarter.   Since
 December 31, 1997, oil and gas prices have declined with oil prices reaching ten-year lows in March, 1998. This decline followed the Company's acquisition of substantial oil reserves in late 1997 at a cost of less than $5.84 per Bbl and most recently in February, 1998 at a cost of approximately $3.50 per barrel. At March 31, 1998, after application of the substantially lower commodity prices to estimated recoverable reserves, the Company recorded an $80 million ($52 million after tax) ceiling test provision as required by full-cost accounting rules.

      General and administrative expense ("G&A") increased 17% in the first quarter of 1998 to $1.1 million when compared to the $0.8 million incurred in the first quarter of 1997, due to personnel additions. The rate per Mcfe for G&A costs increased from $0.06 to $0.07.

      The Company's investment in Hugoton Energy in the form of 2,940,000 shares of common stock were converted into 3,822,000 shares of Chesapeake Energy Corporation common stock following a merger of the two companies on March 10, 1998. As a result of the substantial decline in the market value of these equity securities, the Company was required by current accounting rules to record a non-cash charge in order to reflect the current market value of such securities.

 Income (Loss) Before Income Taxes

      The Company's reported loss before income tax benefits for the first quarter of 1998 was $85.9 million. This compares to a pre-tax profit of $18.2 million reported in the first quarter of 1997. The loss is exclusively the result of the accounting rule driven non-cash $80 million ceiling test provision.

 Income Taxes

      Income tax benefits were recorded for the 1998 first quarter in the amount of $26.5 million as a result of the reported pre-tax loss. The first quarter 1997 provision for taxes was $6.2 million.

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

      In September 1997, the Company entered into a new five-year $150 million Credit Agreement dated September 23, 1997 (the "Credit Facility") with The Chase Manhattan Bank, N.A., as administrative agent (the "Agent") and other lending institutions (the "Banks"). The Credit Facility provides for an aggregate principal amount of revolving loans of up to the lesser of $150 million or the Borrowing Base (as defined) as in effect from time to time, which includes a subfacility from the Agent for letters of credit of up to $25 million. The Borrowing Base at March 31, 1998 was set at $150 million with $28 million advanced to the Company at that date. The borrowing base will be redetermined by the Agent and the Banks semi-annually based upon their usual and customary oil and gas lending criteria as such exist from time to time. In addition, the Company may request two additional redeterminations and the Banks may request one additional redetermination per year.

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

      In September 1997, the Company issued $150 million of 8(% Senior Subordinated Notes due 2007 (the "8(% Notes"). Interest on the 8(% Notes accrues at the rate of 8(% per annum and is payable semi-annually in arrears on March 15 and September 15 of each year, commencing on March 15, 1998. The 8(% Notes mature on September 15, 2007 unless previously redeemed. Except under limited circumstances, the 8(% Notes are not redeemable at the Company's option prior to September 15, 2002.
 Thereafter, the 8(% Notes will be subject to redemption at the option of the Company, in whole or in part, at specified redemption prices, plus accrued and unpaid interest, if any, thereon to the applicable redemption date. In addition, upon a change of control (as defined in the indenture pursuant to which the 8(% Notes were issued) the Company is required to offer and redeem the 8(% Notes for cash at 101% of the principal amount, plus accrued and unpaid interest, if any, thereon to the applicable date of repurchase.

      The 8(% Notes are general unsecured obligations of the Company and are subordinated in right of payment to all existing and future Senior Debt (as defined in the 8(% Indenture) of the Company, which includes borrowings under the Credit Facility described above. The 8(% Notes rank pari passu in right of payment with any existing or future senior subordinated debt of the Company and rank senior in right of payment to all other subordinated indebtedness of the Company.

      In November 1997, the Company completed the acquisition of Coda Energy Corp. The Company paid an aggregate of $324 million including approximately $192 million in cash ($150 million plus a $42 million adjustments for proceeds from the disposition of Taurus Energy Corp. ("Taurus"), a subsidiary of Coda (which occurred on the day prior to closing of the 1997 Acquisition), assumption of $110 million of long-term debt outstanding of Coda and issued three year warrants to purchase 1,666,667 shares of Common Stock of the Company at $27.50 per share to the holders of the outstanding common stock, preferred stock and options to purchase common stock of Coda. Concurrently with the closing of the acquisition of Coda, the Company contributed $23 million to Coda that Coda utilized, together with the funds from the disposition of Taurus, to repay all of the debt outstanding under Coda's revolving credit facility (approximately $65 million in principal amount), plus accrued interest thereon, and such credit facility was thereafter terminated. At Closing, the Company funded the cash portion of the consideration and the cash contribution to Coda through cash on hand and borrowings of $84 million under its Credit Facility.

      As of March 31, 1998, the Company also had $110,000,000 principal amount outstanding under the Coda Notes. Interest on these Notes accrue at the rate of 10(% per annum and is payable semi-annually in arrears on April 1 and October 1 of each year. Except under limited circumstances, the Coda Notes are not redeemable at the Company's option prior to April 1, 2001. Thereafter the Coda Notes will be subject to redemption at specified prices, plus accrued and unpaid interest, if any, thereon to the applicable redemption date. On February 25, 1998, the Company merged Coda into Belco and Belco assumed the obligations under the Coda Notes.

      The 10(% Notes are general unsecured obligations of the Company and are subordinated in right of payment to all existing and future Senior Debt (as defined) including any bank debt.

      In December 1997, the Company entered into two interest rate swap agreements converting two fixed rate obligations to floating rate obligations. The first agreement covers $100 million of 8.875% long-term debt (comparable to the interest rate on the 8(% Notes) and obligates the Company to pay an initial rate of 8.175% through September 15, 1998. Thereafter, the rate is redetermined at each six month period through September 15, 2007. The floating rates are capped at 8.875% through September 15, 2001 and at 10% from March 15, 2002 through September 15, 2007. The second agreement covers $110 million of 10(% long-term debt (comparable to the interest rate on the Coda Notes) and obligates the Company to pay an initial rate of 9.8881% through April 1, 1998. Thereafter, the rate is redetermined at each six month period through 2003. Floating rates on this agreement are capped at 10(% through October 1, 1999 and 11.625% from April 1, 2000 through April 1, 2003. The two agreements will reduce the Company's interest expense by approximately $1 million through October 1, 1998.

      On March 10, 1998 the Company completed the sale of 4.37 million shares of its Preferred Stock. The Preferred Stock has a liquidation preference of $25 per share and is convertible at the option of the holder into shares of the Company's Common Stock at an initial conversion rate of
 1.1292 shares of Common Stock for each share of Preferred Stock, equivalent to a conversion price of $22.14 per share of Common Stock. The Company received net proceeds from the sale of the Preferred Stock of $105.5 million, which was used to pay down bank indebtedness.

      On April 30, 1998 the Company announced that it had entered into an agreement under which it may invest up to $141 million in Big Bear Exploration Ltd., a Canadian oil and gas company.

 Cash Flow

      Net operating cash flow (pre-tax), a measure of performance for exploration and production companies, is generally derived by adjusting net income (loss) to eliminate the effects of the non-cash depreciation, depletion and amortization expense, impairment of oil and gas properties provision for deferred income taxes and non-cash effects of commodity price risk management activities. Net operating cash flow before changes in working capital was approximately $15.8 million and $25.8 million for the first quarter of 1998 and 1997, respectively. As of March 31, 1998 and December 31, 1997 the Company had working capital amounting to $37.7 million and $36.8 million, respectively.

 Capital Expenditures

      Capital expenditures in the first quarter of 1998 were approximately $61 million including the acquisition of EnerVest properties on February 27, 1998.

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

      With the primary objective of achieving more predictable revenues and cash flows and reducing the exposure to fluctuations in oil and natural gas prices, the Company has entered into commodity price risk management transactions of various kinds with respect to both oil and natural gas. While the use of certain of these price risk management arrangements limits the downside risk of adverse price movements, it may also limit future revenues from favorable price movements. The Company engages in transactions such as selling covered calls or straddles which are marked-to-market at the end of the relevant accounting period. Since the futures market historically has been highly volatile, these fluctuations may cause significant impact on the results of any given accounting period. The Company has entered into price risk management transactions with respect to a substantial portion of its estimated production for the remainder of 1998 through 1999 and lesser portions of its estimated production thereafter. The Company continues to evaluate whether to enter into additional price risk management transactions for 1998 and future years. In addition, the Company may determine from time to time to unwind its then existing price risk management positions as part of its price risk management strategy.

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

 ITEM 3 - DEFAULTS UPON SENIOR SECURITIES                           NONE

 ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS       NONE

 ITEM 5 - OTHER INFORMATION                                         NONE


 ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

 (a)  Exhibits.
      --------

 Exhibit No.
 -----------

     27*     Financial Data Schedule

 ------------
 * Filed herewith

 (b)  Reports on Form 8-K:
      -------------------

 Current report on Form 8-K/A dated November 26, 1997 as amended January 28,
 1998

 Item 2. Acquisition or Disposition of Assets - On November 26, 1997, Belco Oil & Gas Corp. completed a merger of Belco Acquisition Sub, Inc. with and into Coda Energy, Inc. pursuant to an Agreement and Plan of Merger.

 Item 7.  Financial Statements and Exhibits
          ---------------------------------

      (a)  Financial Statements of Business Acquired
           -----------------------------------------

 Schedule A
 ----------

 Consolidated Statements of Operations for each of the two years in the period ended December 31, 1995 and the 319 days ended December 31, 1996.

 Consolidated Balance Sheets as of December 31, 1996 and 1995.

 Consolidated Statements of Cash Flows for each of the two years in the period ended December 31, 1995 and the 319 days ended December 31, 1996.

 Consolidated Statements of Stockholders' Equity for each of the two years in the period ended December 31, 1995 and the 319 days ended December 31, 1996.

 Notes to Consolidated Financial Statements.

 Report of Ernst & Young LLP concerning the above referenced Consolidated Financial Statements and Notes.

 Unaudited Consolidated Statements of Operations for the 47 days ended February 16, 1996.

 Unaudited Consolidated Statements of Stockholders' Equity for the 47 days ended February 16, 1996.

 Unaudited Consolidated Statements of Cash Flows for the 47 days ended February 16, 1996.

 Pro Forma Consolidated Statement of Operations for the year ended December 31, 1996.

 Schedule B
 ----------

 Consolidated Statements of Operations for the 47 days ended February 16, 1996, 227 days ended September 30, 1996, Pro Forma nine months ended September 30, 1996, three months ended September 30, 1996 and 1997, and nine months ended September 30, 1997.

 Consolidated Balance Sheets as of December 31, 1996 and September 30, 1997.

 Consolidated Statements of Cash Flows for the 47 days ended February 16, 1996 and 227 days ended September 30, 1996 and nine months ended September 30, 1997.

 Notes to Consolidated Financial Statements.

      (b)  Pro Forma Financial Statements
           ------------------------------

 Schedule C
 ----------

 Unaudited Pro Forma Consolidated Condensed Statements of Operations for the year ended December 31, 1996 and for the nine months period ended September 30, 1997.

 Unaudited Pro Forma Consolidated Condensed Balance Sheet as of September 30, 1997.

 Unaudited Pro Forma Supplemental Oil and Gas Disclosures as of December 31,
 1996.

      (c)  Exhibits
           --------

 Exhibit 2.1 - Agreement and Plan of Merger, dated as of October 31, 1997, by and among Belco Oil & Gas Corp., Belco Acquisition Sub, Inc. and Coda Energy, Inc.

 Exhibit 23.1 - Consent of Ernst & Young LLP

 Exhibit 99.1 - Press Release, dated November 3, 1997, "Belco Oil & Gas Corp. Agrees to Acquire Coda Energy, Inc. for $324 Million Plus Warrants."

 Current report on Form 8-K dated February 24, 1998

 Item 5. Other Events - Belco Oil & Gas Corp. reported earnings for the fourth quarter and year ended December 31, 1997.

 Item 7.  Financial Statements and Exhibits

 Exhibit 99.1 - Belco Oil & Gas Corp. press release dated February 24, 1998 covering financial results for the quarter and year ended December 31, 1997 and 1996.

 Current report on Form 8-K dated March 4, 1998

 Item 5. Other Events - Belco Oil & Gas Corp. entered into an Underwriting Agreement with certain underwriters.

 Item 7.  Financial Statements and Exhibits

 Exhibit 1.1 - Underwriting Agreement dated as of March 4, 1998.

 Exhibit 4.1 - Certificate of Designations of 6(% Convertible Preferred
 Stock.

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


                                            BELCO OIL & GAS CORP.,
                                            a Nevada corporation
                                                (REGISTRANT)

 Date:  5/14/98                                LAURENCE D. BELFER
                                     --------------------------------------
                                               Laurence D. Belfer
                                     President and Chief Operating Officer

 Date:  5/14/98                                 DOMINICK J. GOLIO
                                     --------------------------------------
                                                Dominick J. Golio
                                       Vice President - Finance and Chief
                                                Financial Officer
