Form 10-Q
period 1998-06-30
BELCO OIL & GAS CORP
filed 1998-08-14
CIK 889005

==============================================================================
                                   UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549
                                   ---------------
                                      FORM 10-Q
                   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934
                     FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998
                                   ---------------
                           Commission file number 001-14256
                                   ---------------
                                  BELCO OIL & GAS CORP.
                (Exact name of registrant as specified in its charter)

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

                          Yes  X'                            No

     As of June 30, 1998, there were 31,609,600 shares of the Registrant's Common Stock, par value $.01 per share, outstanding.
==============================================================================

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
                              BELCO OIL & GAS CORP.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)
                                   (Unaudited)

                                                       June 30,   December 31,
                                                         1998         1997
                                                       --------   ------------
                                      ASSETS
CURRENT ASSETS:
     Cash and cash equivalents . . . . . . . . . . . . $   9,660    $ 12,260
     Accounts receivable, oil and gas. . . . . . . . .    24,619      43,867
     Assets from commodity price risk management
       activities. . . . . . . . . . . . . . . . . . .     9,116         936
     Advances to oil and gas operators . . . . . . . .       426         346
     Marketable equity securities. . . . . . . . . . .     7,796      28,884
       Other current assets. . . . . . . . . . . . . .       745         710
                                                       ---------   ---------
          Total current assets . . . . . . . . . . . .    52,362      87,003
                                                       ---------   ---------
PROPERTY AND EQUIPMENT:
  Oil and gas properties at cost based on full
    cost accounting
     Proved oil and gas properties . . . . . . . . . .   877,728     793,475
     Unproved oil and gas properties . . . . . . . . .    81,118      86,172
      Less   Accumulated depreciation, depletion
        and amortization . . . . . . . . . . . . . . .  (465,544)   (282,750)
                                                        ---------   ---------
     Net oil and gas property. . . . . . . . . . . . .    493,302     596,897
                                                        ---------   ---------
     Building and other equipment, net . . . . . . . .      6,485       6,877
                                                        ---------   ---------
OTHER ASSETS
     Assets from commodity price risk management
       activities. . . . . . . . . . . . . . . . . . .      6,363         797
     Other . . . . . . . . . . . . . . . . . . . . . .     17,594       5,535
                                                        ---------   ---------
          Total assets . . . . . . . . . . . . . . . .   $576,106    $697,109
                                                        =========   =========
                                LIABILITIES AND EQUITY
CURRENT LIABILITIES:
     Accounts payable and accrued liabilities. . . . .    $12,721     $33,651
     Liabilities from commodity price risk management
       activities. . . . . . . . . . . . . . . . . . .      7,174       9,555
     Accrued interest. . . . . . . . . . . . . . . . .      6,400       7,040
                                                        ---------   ---------
          Total current liabilities. . . . . . . . . .     26,295      50,246
                                                        ---------   ---------
LONG-TERM DEBT . . . . . . . . . . . . . . . . . . . .    293,694     352,090
DEFERRED INCOME TAXES. . . . . . . . . . . . . . . . .     55,975     110,047
LIABILITIES FROM COMMODITY PRICE RISK MANAGEMENT
 ACTIVITIES. . . . . . . . . . . . . . . . . . . . . .     12,510          78
STOCKHOLDERS' EQUITY
     6-1/2% Convertible Preferred Stock, $.01 par
       value; 10,000,000 shares authorized;
       4,370,000 issued and outstanding . . . . . . . .        44           0
     Common stock ($.01 par value, 120,000,000
       shares authorized; 35,045,000 and 31,584,400
       shares issued and 31,609,600 and 31,584,400
       outstanding at June 30, 1998 and December 31,
       1997, respectively. . . . . . . . . . . . . . .        316         316
     Additional paid-in capital. . . . . . . . . . . .    302,717     196,864
     Retained earnings (deficit) . . . . . . . . . . .   (113,758)     (8,664)
     Unearned compensation . . . . . . . . . . . . . .       (912)     (1,093)
     Notes receivable for equity interest. . . . . . .       (775)       (775)
     Unrealized loss on marketable equity securities .          -      (2,000)
                                                         ---------   ---------
       Total stockholders' equity. . . . . . . . . . .    187,632     184,648
                                                         ---------   ---------
          Total liabilities and stockholders' equity .   $576,106    $697,109
                                                         =========   =========

                              BELCO OIL & GAS CORP.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (Unaudited)

                                      Three Months Ended   Six Months Ended
                                           June 30,             June 30,
                                      ------------------   ----------------
                                         1998     1997        1998    1997
                                      ---------  -------    -------  ------
REVENUES:
   Oil and gas sales . . . . . . . .  $ 33,426   $ 28,173  $ 68,259  $ 62,578
   Commodity price risk management .     3,937         23     2,170    (3,098)
   Interest and other. . . . . . . .       140        893       425     1,268
                                      --------   --------  --------  ---------
     Total revenues. . . . . . . . .    37,503     29,089    70,854    60,748
                                      --------   --------  --------  ---------
COSTS AND EXPENSES:
   Oil and gas operating expenses. .     9,715      2,310    19,195     4,504
   Depreciation, depletion and
    amortization . . . . . . . . . .    14,333     11,262    28,794    21,698
   General and administrative. . . .     1,274        867     2,399     1,670
   Interest expenses . . . . . . . .     5,557          0     9,677         0
   Impairment of oil and gas
    properties . . . . . . . . . . .    74,000          0   154,000         0
   Impairment of equity securities .     4,000          0    14,100         0
                                      --------   --------  --------  --------
     Total costs and expenses. . . .   108,879     14,439   228,165    27,872
                                      --------   --------   -------   -------
INCOME (LOSS) BEFORE INCOME TAXES . .  (71,376)    14,650  (157,311)   32,876
PROVISION (BENEFIT) FOR INCOME TAXES.  (27,530)     5,018   (54,072)   11,260
                                      --------   --------  --------  --------
NET INCOME (LOSS) . . . . . . . . . . ($43,846)   $ 9,632 ($103,239) $ 21,616
                                      ========   ========  ========= ========
PREFERRED STOCK DIVIDENDS . . . . . .  ($1,263)  $      0   ($1,855) $      0
EARNINGS (LOSS) ON COMMON STOCK . . . ($45,109)  $  9,632 ($105,094) $ 21,616
EARNINGS (LOSS) PER SHARE OF COMMON
  STOCK, BASIC AND FULLY DILUTED. . .   ($1.43)     $0.31    ($3.33)    $0.69

AVERAGE NUMBER OF COMMON SHARES USED
  IN COMPUTATION, BASIC AND FULLY
    DILUTED . . . . . . . . . . . . .   31,609     31,526    31,609    31,550

                                    BELCO OIL & GAS CORP.
                    CONDENSED CONSOLIDATED CHANGES IN STOCKHOLDERS' EQUITY
                                       (in thousands)
                                         (Unaudited)

                                                                                             Unrealized
                            Preferred   Common Stock                                 Notes     Loss on
                              Stock      Outstanding Additional Unearned  Retained Receivable Marketable
                          ------------- -------------  Paid-In   Compen-  Earnings for Equity   Equity
                          Shares Amount Shares Amount  Capital   sation   (Deficit) Interest  Securities Total
----------------------------------------------------------------------------------------------------------------
BALANCE, December 31, 1997    --     -- 31,584 $  316 $196,864   ($1,093)  ($8,664)   ($775)   ($2,000) $184,648
----------------------------------------------------------------------------------------------------------------
Issuance of Preferred Stock 4,370 $  44     --     --  105,451        --        --       --         --   105,495
Restricted stock issued/
  earned                       --    --     25     --      402       181        --       --         --       583
Loss recognized on market-
  able equity securities       --    --     --     --       --        --        --       --      2,000     2,000
Net Loss                       --    --     --     --       --        --  (103,239)      --         -- (103,239)
Preferred dividend paid        --    --     --     --       --        --    (1,855)      --         --   (1,855)
----------------------------------------------------------------------------------------------------------------
BALANCE, June 30, 1998      4,370 $  44 31,609 $  316 $302,717     ($912)($113,758)   ($775)        --  $187,632
----------------------------------------------------------------------------------------------------------------

                           BELCO OIL & GAS CORP.
             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (in thousands)
                                 (Unaudited)

                                                     Six Months Ended June 30,
                                                     -------------------------
                                                         1998         1997
                                                     ------------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss). . . . . . . . . . . . . . . .($103,239)     $  21,616
     Adjustments to reconcile net income (loss)
       to net operating cash inflows
       Depreciation, depletion and amortization . . .   28,794         21,698
       Impairment of oil and gas properties . . . . .  154,000             --
       Deferred tax provision . . . . . . . . . . . .  (54,072)         8,904
       Impairment of marketable equity securities . .   14,100             --
       Amortization of restricted stock compensation.      583            152
       Commodity price risk management activities . .   (3,696)        (2,786)
     Changes in operating assets and liabilities --
       Accounts receivable, oil and gas . . . . . . .   19,248          6,363
       Other current assets . . . . . . . . . . . . .      (35)            53
       Accounts payable and accrued liabilities . . .   (4,826)        (2,785)
                                                      ---------     ----------
         Net operating cash inflows . . . . . . . . .   50,857         53,215
                                                      ---------     ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Exploration and development expenditures . . . .  (44,728)       (71,693)
     Purchases of oil and gas properties. . . . . . .  (38,343)            --
     Proceeds from sale of oil and gas properties . .    3,872         11,800
     Changes in accounts payable and accrued
       liabilities for oil and gas expenditures . . .  (16,744)        (1,564)
     Change in advances to oil and gas operators. . .      (80)          (605)
     Equity investment in Big Bear Exploration Ltd. .  (10,268)            --
     Proceeds from sale of marketable equity
       securities . . . . . . . . . . . . . . . . . .   10,819             --
     Purchase of marketable equity securities . . . .   (1,851)       (30,870)
     Changes in other assets. . . . . . . . . . . . .   (1,378)        (1,878)
                                                      ---------    -----------
       Net investing cash outflows. . . . . . . . . .  (98,701)       (94,810)
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from preferred stock offering, net. . .  105,495             --
     Long-term debt repayments. . . . . . . . . . . .  (58,396)            --
     Preferred dividend paid. . . . . . . . . . . . .   (1,855)            --
                                                      ---------    -----------
       Net financing cash inflows . . . . . . . . . .   45,244             --

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS. . .   (2,600)       (41,595)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD. . .   12,260         43,473
                                                      ---------   ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD. . . . . . $  9,660     $    1,878
                                                      =========   ============

                          BELCO OIL & GAS CORP.
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 2 - COMMODITY PRICE RISK MANAGEMENT ACTIVITIES: The Company periodically enters into commodity price risk management transactions such as swaps and options in order to manage its exposure to oil and gas price volatility.
Gains and losses related to qualifying hedges of the Company's oil and gas production are deferred and recognized as revenues as the associated production occurs. Reference is made to the December 31, 1997 financial statements of Belco Oil & Gas Corp., included in the Form 10-K for the calendar year 1997, for a more thorough discussion of the Company's commodity price risk management activities.

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

For the six months ended June 30, 1998, the Company had net gains of $2.2 million ($1.4 million loss in cash settlements and $3.6 million in marked-to-market gains). This compares to a $3.1 million net loss consisting of $7.9 million in cash settlements and $4.8 million in marked-to-market net gains, reported in the first six months of 1997 related to the Company's price risk management activities.

NOTE 3 - IMPAIRMENT OF OIL AND GAS PROPERTIES: The capitalized costs of proved oil and gas properties are subject to a "ceiling test", which limits such costs to the estimated present value net of related tax effects, discounted at a 10 percent interest rate, of future net cash flows from proved reserves, based on current economic and operating conditions (PV10). If capitalized costs exceed this limit, the excess is charged to expense. Application of these rules during periods of relatively low oil and gas prices, even if of short-term duration, may result in write-downs which in management's opinion may not reflect the longer term value of the relevant oil and gas reserves.

The Company recorded a non-cash impairment of oil and gas properties of approximately $154 million ($100 million after-tax) primarily due to the significant decline in oil prices in the first six months of 1998 as required by ceiling test rules described above.

NOTE 4 - INVESTMENT IN HUGOTON ENERGY CORPORATION: In June 1997 the Company purchased 2,940,000 shares of common stock of Hugoton Energy Corporation (Hugoton) at $10.50 per share for a total investment of $30.9 million. In March, 1998 Hugoton was merged into Chesapeake Energy Corp. (CHK) and the Company received 3,822,000 common shares of CHK. The remaining investment is presently carried at market value on the Company's Balance Sheet. The investment in the Hugoton stock (now Chesapeake) is classified as an "available for sale" security under SFAS No. 115. Accordingly, at December 31, 1997, the excess of the cost of the investment over its fair market value, was shown as a reduction of equity. During the first six months of 1998, the Company sold shares of the Chesapeake stock realizing a loss of $5.5 million. Because of the continuing significant decline in the value of the Chesapeake stock following the end of both the first and second quarters of 1998 and management's intent to liquidate this investment, the remaining Chesapeake shares held at June 30, 1998 have been further written-down to current market value through a charge to earnings. The 1998 loss recorded as of June 30, 1998 was $14.1 million consisting of $5.5 million in realized losses and $8.6 million in unrealized losses. Subsequent to June 30, 1998 the Company sold substantially all the remaining shares of CHK at a nominal additional loss.

NOTE 5 - ISSUANCE OF PREFERRED STOCK: On March 10, 1998 the Company completed the closing and sale of 4,370,000 shares at $25 per share ($109.3 million) of 6-1/2% Convertible Preferred Stock in an underwritten public offering. Each share of Convertible Preferred Stock can be converted into Belco Common Stock at an initial conversion rate of 1.1292 shares of Common Stock for each share of Convertible Preferred Stock, equivalent to a conversion price of $22.14 per share of Common Stock. The net proceeds of the offering in the amount of $105.5 million were used to reduce bank indebtedness and fund capital expenditures.

NOTE 6 - CAPITAL STOCK: Net Income (Loss) Per Common Share. A reconciliation of the components of basic and diluted net income (loss) per common share for the three and six months ended June 30, 1998 and 1997 is presented in the table below (in thousands, except per share amounts):

                                          Three Months        Six Months
                                         Ended June 30,      Ended June 30,
                                      -------------------  -------------------
                                        1998       1997      1998       1997
                                      --------   --------  --------   --------
Basic net income (loss) per share:
   Net income (loss) . . . . . . . . ($43,846)   $  9,632  ($103,239) $ 21,616
    Less:  Preferred Stock
      dividends. . . . . . . . . . .   (1,263)         --     (1,855)       --
                                     ---------   --------  ---------- --------
Earnings (loss) available to
  common shareholders. . . . . . . . ($45,109)   $  9,632  ($105,094) $ 21,616
Weighted average shares of common
  stock outstanding (1). . . . . . .   31,609      31,526     31,609    31,550
                                     ---------   --------  ---------- --------
Basic net income (loss) per share. .   ($1.43)   $   0.31     ($3.33)    $0.69
                                     =========   ========  ========== ========
Diluted net income (loss) per
  share:
  Weighted average shares of
    common stock outstanding (1) . .   31,583      31,526     31,583    31,550
Effect of dilutive securities:
  Restricted stock (2) (3) . . . . .       26          --         26        --
  Preferred stock, warrants and
    stock options (2) (3). . . . . .       --          --         --        --
Average shares of common stock
  outstanding including dilutive
  securities . . . . . . . . . . . .   31,609      31,526     31,609    31,550
                                     ---------  ---------   --------- --------
Diluted net income (loss) per share.   ($1.43)  $    0.31     ($3.33)     0.69
                                     =========  =========   ========= ========

_____________

(1)  Includes shares issued and outstanding plus vested restricted stock.
(2) Calculated using the treasury stock method, including unearned compensation of restricted stock as proceeds.
(3) Amounts are not included in the computation of diluted net income (loss) per share in 1998 because to do so would have been antidilutive.

NOTE 7 - COMPREHENSIVE INCOME: In the first quarter of 1998 the Company adopted SFAS No. 130, "Reporting Comprehensive Income" which requires disclosure of comprehensive income and its components in the financial statements. For the Company, comprehensive income includes net income and reserve for unrealized losses on marketable equity securities held. The components of comprehensive income for the three and six months ended June 30, 1998 and 1997 are as follows (in thousands):

                                       Three Months           Six Months
                                      Ended June 30,         Ended June 30,
                                  ---------------------   --------------------
                                    1998         1997       1998        1997
                                  --------     --------   --------    --------


Net income (loss) . . . . . . . . ($43,846)    $  9,632   ($103,239)  $ 21,616
Less:  Reclassification
 adjustment for losses included
 in net income. . . . . . . . . .       --           --       2,000         --
                                  ---------    --------   ----------  --------
Total Comprehensive Income. . . . ($43,846)    $  9,632   ($101,239)  $ 21,616
                                  =========    ========   ==========  ========

PART I - FINANCIAL INFORMATION
ITEM 2
                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     Belco Oil & Gas Corp. is an independent energy company engaged in the exploration for and the acquisition, exploitation, development and production of natural gas and oil primarily in the Rocky Mountains, the Permian Basin, the Mid-Continent region and the Austin Chalk Trend. Since its inception in April 1992, the Company has grown its reserve base largely through a balanced program of exploration and development drilling and through acquisitions. The Company concentrates its activities primarily in four core areas in which it has accumulated detailed geologic knowledge and has developed significant management and technical expertise. Additionally, the Company structures its participation in natural gas and oil exploration and development activities to minimize initial costs and risks, while permitting substantial follow-on investment.

     The Company's operations are currently focused in the Rocky Mountains, primarily in the Green River (which includes the Moxa Arch Trend), Wind River and Big Horn Basins of Wyoming, the Permian Basin in west Texas, the Mid-Continent region in Oklahoma and north Texas, and the Austin Chalk Trend in both Texas and Louisiana. These areas accounted for approximately 98% of the Company's reserves at December 31, 1997.

     The Company's revenue, profitability and future rate of growth are substantially dependent upon prevailing prices for natural gas, oil and condensate. These prices are dependent upon numerous factors beyond the Company's control, such as economic, political and regulatory developments and competition from other sources of energy. The energy markets have historically been very volatile, and there can be no assurance that oil and natural gas prices will not be subject to wide fluctuations in the future. A substantial or extended decline in oil and natural gas prices could have a material adverse effect on the Company's financial position, results of operations and access to capital, as well as the quantities of natural gas and oil reserves that the Company may economically produce. Natural gas produced is sold under contracts that primarily reflect spot market conditions for their particular area. The Company markets its oil with other working interest owners on spot price contracts and typically receives a small premium to the price posted for such oil. Currently, approximately 59% of the Company's production volumes relate to the sale of natural gas.

     The Company utilizes commodity swaps and options and other commodity price risk management transactions related to a portion of its oil and natural gas production to achieve a more predictable cash flow, and to reduce its exposure to price fluctuations. The Company accounts for these transactions as hedging activities or uses mark-to-market accounting for those contracts that do not qualify for hedge accounting. As of June 30, 1998, the Company has various natural gas and oil price risk management contracts in place with respect to portions of its estimated production for the remainder of 1998 and with respect to lesser portions of its estimated production for 1999 and 2000. The Company expects from time to time to either add or reduce the amount of price risk management contracts that it has in place in keeping with its hedging strategy.

     The following table sets forth certain operations data of the Company for the periods presented:

                               Three Months                       Six Months
                              Ended June 30,      Variances      Ended June 30,     Variances
                            ------------------ --------------- ------------------ --------------
                              1998      1997    AMOUNT    %      1998      1997    AMOUNT    %
                            --------  -------- -------- ------ --------  -------- -------- -----
Oil and Gas Sales
 (Unhedged)(in thousands) . $ 33,426  $ 28,173 $ 5,253    19%  $ 68,259  $ 62,578  $ 5,681    9%
Commodity Price Risk
  Management (in thousands)    3,937        23   3,914     --     2,170    (3,098)   5,268    --
Weighted Average Sales
  Prices (Unhedged):
   Oil (per Bbl). . . . . . $  13.74  $  19.25  ($5.51)  (29%) $  14.09  $  20.49   ($6.40) (31%)
   Gas (per Mcf). . . . . .     1.96      1.79    0.17    10%      1.99      2.12    (0.13)  (6%)
Net Production Data:
   Oil (MBbl) . . . . . . .    1,105       271     834   308%     2,179       453    1,726  381%
   Gas (MMcf) . . . . . . .    9,296    12,814  (3,518)  (27%)   18,918    25,100   (6,182) (25%)
   Gas equivalent (MMcfe) .   15,926    14,438   1,488    10%    31,994    27,818    4,176   15%
Data per Mcfe:
   Oil and gas sales
     revenues (Unhedged). . $   2.10  $   1.95 $  0.15     8%  $   2.13  $   2.25   ($0.12)  (5%)
   Commodity Price Risk
    Management Activities--     0.25        --    0.25     --      0.07     (0.11)    0.18    --
   Oil and gas operating
    expenses. . . . . . . .    (0.61)    (0.16)  (0.45)  281%     (0.60)    (0.16)   (0.44) 275%
   General and administra-
    tive. . . . . . . . . .    (0.08)    (0.06)  (0.02)   33%     (0.07)    (0.06)   (0.01)  17%
   Depreciation, depletion
    and amortization. . . .    (0.90)    (0.78)  (0.12)   15%     (0.90)    (0.78)   (0.12)  15%
                            --------- --------- -------  ----  --------- ---------  -------  ----
     Pre-tax operating
      profit (1). . . . . . $   0.76  $   0.95  ($0.19)  (20%) $   0.63  $   1.14   ($0.51) (45%)
                            ========= ========= =======  ====  ========= =========  ======= =====

__________________
(1) Excluding ceiling test provision, impairment of equity securities and interest income and expenses.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1998 COMPARED TO JUNE 30, 1997

REVENUES

     During the second quarter of 1998, oil and gas sales revenues increased $5.3 million, or 19%, to $33.4 million over the prior year comparable period. The revenue increase is largely the result of a 10.3% increase in Mcfe production to 175 MMcfe per day over the prior year second quarter despite a 29% decline in average realized oil prices. Natural gas production represented approximately 58% of total Company production on an Mcfe basis compared to the prior year second quarter when natural gas production represented 89% of the total Company production. Oil production increased by 308% over the prior year quarter due to the acquisition of Coda Energy, Inc. ("Coda") in November, 1997.

     Commodity price risk management activities resulted in a net pre-tax cash gain of $3.9 million in the second quarter of 1998. The second quarter of 1997 included a net pre-tax gain of $23,000 consisting of $1.45 million in realized losses offset by a $1.47 million unrealized mark-to-market gain. The net impact of such activities on an Mcfe basis was an additional $0.25 (all cash) per Mcfe for the second quarter of 1998 compared to a $0.10 cash loss and $0.10 offsetting non-cash gain per Mcfe in the 1997 second quarter.

COSTS AND EXPENSES

     Production and operating expenses increased 321% from $2.3 million for the second quarter of 1997 to $9.7 million for the comparable period in 1998. The increase is identified with the growth in oil production through secondary recovery techniques following the Coda acquisition and reflects the higher costs normally associated with such production when compared to natural gas. Operating costs were $0.61 per Mcfe for the second quarter of 1998 when compared to $0.16 per Mcfe in the second quarter of 1997 reflecting the more balanced oil/gas production profile for the Company.

     Depreciation, depletion and amortization ("DD&A"), for the quarter ended June 30, 1998 increased 27% over the prior year comparable period, from $11.3 million to $14.3 million. The current DD&A rate per Mcfe is $0.90, up $0.12 over the comparable prior year quarter. Oil prices throughout the second quarter of 1998 continued their downward trend necessitating a further ceiling test writedown in the amount of $74 million ($48 million after-tax) for the quarter ending June 30, 1998.

     General and administrative expense ("G&A") increased 47% in the second quarter of 1998 to $1.3 million when compared to the $0.9 million incurred in the second quarter of 1997, reflecting the addition of personnel related to the acquisition of Coda in November, 1997. The rate per Mcfe for G&A costs increased from $0.06 to $0.08 quarter to quarter.

     Interest expense is incurred on $150 million of 8-7/8% Senior Subordinated Notes due 2007 issued in September 1997, $109 million 10-1/2% Senior Subordinated Notes due 2006 (the "Coda Notes") assumed in the Coda acquisition in November 1997 and bank debt incurred to fund the Coda acquisition and capital expenditures.

     The Company's investment in Hugoton Energy Corporation ("Hugoton") in the form of 2,940,000 shares of common stock was converted into 3,822,000 shares of Chesapeake Energy Corporation ("CHK") common stock following a merger of the two companies on March 10, 1998. As a result of the substantial decline in the market value of these securities, the Company was required by current accounting rules to record impairment charges of $4.0 million ($2.9 million net of tax) in order to reflect the current market value of such securities. Subsequent to June 30, 1998, the Company sold substantially all the remaining shares of CHK at a nominal additional loss.

INCOME BEFORE INCOME TAXES

     The Company's reported loss before income tax benefits for the second quarter of 1998 was $71.4 million. This compares to a pre-tax profit of $14.7 million reported in the second quarter of 1997. The loss is the result of the $74 million ceiling test provision mandated by current accounting rules.

INCOME TAXES

     Income tax benefits were recorded for the second quarter of 1998 in the amount of $27.5 million compared with a provision of $5.0 million recorded in the prior year comparable quarter.


SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO JUNE 30, 1997

REVENUES

     For the first six months of 1998, oil and gas sales revenues (unhedged) increased $5.7 million, or 9%, to $68.3 million over the prior year comparable period despite a substantial decline in commodity prices. The revenue increase is the result of a 15% increase Mcfe production over the prior year comparable period. Average Mcfe price realizations excluding price risk management activities declined by 5% in the first half of 1998 compared to last year's first six months. Natural gas production represented approximately 59% of total Company production on an Mcfe basis, compared to the 90% reported for the first six months of 1997. Oil production increased by 381% over the prior year comparable period due to the Coda acquisition.

     Commodity price risk management activities during the first half of 1998 resulted in a net pre-tax gain of $2.2 million, consisting of $1.3 million in realized losses which were offset by a $3.5 million ($2.1 million in cash realized and $1.4 million non-cash unrealized) mark-to-market gain. The impact of such activities on an Mcfe basis amounted to a net gain of $0.07 ($0.02 cash and $0.05 non-cash) and a net loss of $0.11 (all cash) per Mcfe for the first half of 1998 and 1997, respectively.

COSTS AND EXPENSES

     Production and operating expenses increased to $19.2 million for the first six months of 1998 when compared to the $4.5 million for the comparable period in 1997. The increase is identified with the growth in oil production through secondary recovery techniques following the Coda acquisition and reflects the higher costs normally associated with such production when compared to natural gas. Operating costs were $0.60 per Mcfe for the first six months of 1998 when compared to $0.16 per Mcfe in the first six months of 1997.

     DD&A for the six months ended June 30, 1998 was $28.8 million when compared to the $21.7 million recorded in the prior year comparable period. The first half DD&A rate per Mcfe is $0.90, up $0.12 over the comparable prior year period. For the six months ending June 30, 1998, the Company recorded a $154 million ($100 million after-tax) non-cash ceiling test provision as required by full-cost accounting rules. This provision was the result of applying substantially lower commodity prices to estimated recoverable reserves as of June 30, 1998.

     G&A costs increased by 44% in the first six months of 1998 to $2.4 million when compared to the $1.7 million incurred in the first six months of 1997, primarily due to the addition of personnel acquired from the Coda transaction. The rate per Mcfe for such costs increased from $0.06 to $0.07.

     Interest expense is incurred on $150 million of 8-7/8% Senior Subordinated Notes due 2007 issued in September 1997, $109 million of 10-1/2% Senior Subordinated Notes due 2006 assumed in the Coda acquisition in November 1997 and bank debt incurred to fund the Coda acquisition and capital expenditures.

     As a result of the substantial decline in the market value of CHK securities, the Company was required by current accounting rules to record impairment charges of $14.1 million ($10.1 million net of tax) in order to reflect the current market value of such securities. Subsequent to June 30, 1998, the Company sold substantially all the remaining shares of CHK at a nominal additional loss.

INCOME (LOSS) BEFORE INCOME TAXES

     The Company's reported loss before income tax benefits for the first six months of 1998 was $157.3 million. This compares to a pre-tax profit of $32.9 million reported in the first six months of 1997. The loss is the result of the non-cash ceiling test impairment of $154 million ($100 million after-tax) and the $14.1 million related to equity securities mandated by current accounting rules. Income before income taxes, excluding the effect of the impairment provisions, was $10.8 million.

INCOME TAXES

     Income tax benefits were recorded for the first six months of 1998 in the amount of $54 million as a result of the reported pre-tax loss. The provision for income taxes for the comparable six month period of 1997 was $11.3 million.

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

     In September 1997, the Company entered into a new five-year $150 million Credit Agreement dated September 23, 1997 (the "Credit Facility") with The Chase Manhattan Bank, N.A., as administrative agent (the "Agent") and other lending institutions (the "Banks"). The Credit Facility provides for an aggregate principal amount of revolving loans of up to the lesser of $150 million or the Borrowing Base (as defined) as in effect from time to time, which includes a subfacility from the Agent for letters of credit of up to $25 million. The Borrowing Base at June 30, 1998 was set at $150 million with $28 million advanced to the Company at that date. The borrowing base will be redetermined by the Agent and the Banks semi-annually based upon their usual and customary oil and gas lending criteria as such exist from time to time.
In addition, the Company may request two additional redeterminations and the Banks may request one additional redetermination per year.

     Indebtedness of the Company under the Credit Facility is secured by a pledge of the capital stock of each of the Company's material subsidiaries.

     Indebtedness under the Credit Facility bears interest at a floating rate based (at the Company's option) upon (i) the ABR with respect to ABR Loans or
(ii) the Eurodollar Rate (as defined) for one, two, three or six months (or nine or twelve months if available to the Banks) Eurodollar Loans (as defined), plus the Applicable Margin. The ABR is the greater of (i) the Prime Rate (as defined), (ii) the Base CD Rate (as defined) plus 1% or (iii) the Federal Funds Effective Rate (as defined) plus 0.50%. The Applicable Margin for Eurodollar Loans varies from 0.50% to 0.875% depending on the Borrowing Base usage. Borrowing Base usage is determined by a ratio of (i) outstanding Loans (as defined) and letters of credit to (ii) the then effective Borrowing Base. Interest on ABR Loans is payable quarterly in arrears and interest on Eurodollar Loans is payable on the last day of the interest period therefor and, if longer than three months, at three month intervals.

     The Company is required to pay to the Banks a commitment fee based on the committed undrawn amount of the lesser of the aggregate commitments or the then effective Borrowing Base during a quarterly period equal to a percent that varies from 0.20% to 0.30% depending on the Borrowing Base usage.

     In September 1997, the Company issued $150 million of 8-7/8% Senior Subordinated Notes due 2007 (the "8-7/8% Notes"). Interest on the 8-7/8%
Notes accrues at the rate of 8-7/8% per annum and is payable semi-annually in arrears on March 15 and September 15 of each year, commencing on March 15, 1998. The 8-7/8% Notes mature on September 15, 2007 unless previously redeemed. Except under limited circumstances, the 8-7/8% Notes are not redeemable at the Company's option prior to September 15, 2002. Thereafter, the 8-7/8% Notes will be subject to redemption at the option of the Company, in whole or in part, at specified redemption prices, plus accrued and unpaid interest, if any, thereon to the applicable redemption date. In addition, upon a change of control (as defined in the indenture pursuant to which the 8-7/8% Notes were issued) the Company is required to offer to redeem the 8-7/8% Notes for cash at 101% of the principal amount, plus accrued and unpaid interest, if any, thereon to the applicable date of repurchase.

     The 8-7/8% Notes are general unsecured obligations of the Company and are subordinated in right of payment to all existing and future Senior Debt (as defined in the 8-7/8% Indenture) of the Company, which includes borrowings under the Credit Facility described above. The 8-7/8% Notes rank pari passu in right of payment with any existing or future senior subordinated debt of the Company and rank senior in right of payment to all other subordinated indebtedness of the Company.

     In November 1997, the Company completed the acquisition of Coda. The Company paid an aggregate of $324 million including approximately $192 million in cash ($150 million plus a $42 million adjustment for proceeds from the disposition of Taurus Energy Corp. ("Taurus"), a subsidiary of Coda (which occurred on the day prior to closing of the Coda acquisition)), assumption of $110 million of Coda long-term debt outstanding and three year warrants to purchase 1,666,667 shares of Common Stock of the Company at $27.50 per share issued to the holders of the outstanding common stock, preferred stock and options to purchase common stock of Coda. Concurrently with the closing of the acquisition of Coda, the Company contributed $23 million to Coda that Coda utilized, together with the funds from the disposition of Taurus, to repay all of the debt outstanding under Coda's revolving credit facility (approximately $65 million in principal amount), plus accrued interest thereon, and such credit facility was thereafter terminated. At closing, the Company funded the cash portion of the consideration and the cash contribution to Coda through cash on hand and borrowings of $84 million under its Credit Facility.

     As of June 30, 1998, the Company also had $109,000,000 principal amount outstanding under the Coda Notes. Interest on the Coda Notes accrue at the rate of 10-1/2% per annum and is payable semi-annually in arrears on April 1 and October 1 of each year. Except under limited circumstances, the Coda Notes are not redeemable at the Company's option prior to April 1, 2001. Thereafter the Coda Notes will be subject to redemption at specified prices, plus accrued and unpaid interest, if any, thereon to the applicable redemption date. On February 25, 1998, the Company merged Coda into Belco and Belco assumed the obligations under the Coda Notes.

     The Coda Notes are general unsecured obligations of the Company and are subordinated in right of payment to all existing and future Senior Debt (as defined) including any bank debt.

     In December 1997, the Company entered into two interest rate swap agreements converting two fixed rate obligations to floating rate obligations. The first agreement covers $100 million of 8.875% long-term debt (comparable to the interest rate on the 8-7/8% Notes) and obligates the Company to pay an initial rate of 8.175% through September 15, 1998. Thereafter, the rate is redetermined at each six month period through September 15, 2007. The floating rates are capped at 8.875% through September 15, 2001 and at 10% from March 15, 2002 through September 15, 2007. The second agreement covers $110 million of 10-1/2% long-term debt (comparable to the interest rate on the Coda Notes) and obligates the Company to pay an initial rate of 9.8881% through April 1, 1998. Thereafter, the rate is redetermined at each six month period through 2003. Floating rates on this agreement are capped at 10-1/2% through October 1, 1999 and 11.625% from April 1, 2000 through April 1, 2003. The two agreements will reduce the Company's interest expense by approximately $1 million through October 1, 1998.

     On March 10, 1998 the Company completed the sale of 4.37 million shares of its 6-1/2% Preferred Stock. The Preferred Stock has a liquidation preference of $25 per share and is convertible at the option of the holder into shares of the Company's Common Stock at an initial conversion rate of
1.1292 shares of Common Stock for each share of Preferred Stock, equivalent to a conversion price of $22.14 per share of Common Stock. The Company received net proceeds from the sale of the Preferred Stock of $105.5 million, which was used to pay down bank indebtedness.

     On April 30, 1998 the Company announced that it had entered into an agreement under which it may invest up to $141 million in Big Bear Exploration Ltd., a Canadian oil and gas company ("Big Bear"). On June 12, 1998, the Company announced the closing of this agreement. The Company's initial investment included the purchase, through its wholly owned Canadian subsidiary, of approximately $10.5 million of 5% Convertible Preferred shares of Big Bear at approximately $0.85 per share with each such share convertible into one common share of Big Bear. The Company was also issued approximately $120 million of Special Acquisition Warrants at a price of approximately $0.72 per warrant. Payments for the Special Acquisition Warrants may be made from time to time to fund oil and gas property acquisitions by Big Bear which have been approved by the Company. Each warrant is exchangeable for one share of the common stock of Big Bear at no further cost.

     In connection with the issuance of the Special Acquisition Warrants, the Company deposited a $60 million letter of credit and 3,436,000 shares of the Company's common stock into an escrow account. The Company may substitute, from time to time and in its sole discretion, cash, letters of credit or other securities or investments for the 3,436,000 shares of the Company's common stock. The $60 million letter of credit was issued by the Agent pursuant to the Credit Facility and has the effect of reducing available borrowing under the Credit Facility by $60 million. [The 3,436,000 shares of the Company's common stock are deemed issued but not outstanding under Nevada corporate law and therefore do not affect the number of shares of the Company's common stock outstanding nor any calculations relating thereto.] The letter of credit and shares of the Company's common stock, or any cash or other assets substituted therefore, may be utilized by the Company from time to time, prior to June 12, 1999, in the Company's sole discretion, to purchase some or all of the Special Acquisition Warrants. On June 12, 1999, assets remaining in the escrow account will be returned to the Company.

CASH FLOW

     Net operating cash flow (pre-tax), a measure of performance for exploration and production companies, is generally derived by adjusting net income to eliminate the effects of the non-cash depreciation, depletion and amortization expense, provision for deferred income taxes and the non-cash effects of commodity price risk management activities. Net operating cash flow (pre-tax) before changes in working capital was approximately $36.5 and $49.6 million for the first six months of 1998 and 1997, respectively. The Company had working capital of $26.1 million as of June 30, 1998, a decrease of $10.7 million from the $36.8 million available as of December 31, 1997.

CAPITAL EXPENDITURES

     Capital expenditures in the first six months of 1998 including the $37.5 million acquisition of EnerVest properties on February 27, 1998 and before sale of assets of $3.9 million were approximately $83 million. The Company's current 1998 capital budget is approximately $120 million. However, this budget may be changed depending on energy prices and whether any additional significant acquisitions are consummated.

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

YEAR 2000 COMPLIANCE

     The Company believes that its internal financial and other systems are currently Year 2000 compliant. The Company does not know whether its significant vendors' and customers' systems are yet Year 2000 compliant. If they are not, such failure could effect the ability of the Company to sell its oil and gas and receive payment therefore and the ability to get vendors to provide supplies and services in support of the Company's operations. The Company believes that its significant vendors and suppliers will be Year 2000 compliant before that critical date.

NEW ACCOUNTING STANDARDS

     In June 1998, the Financial Accounting Standards Board issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities ("FAS 133"). FAS 133 is effective for fiscal years beginning after June 15, 1999. FAS 133 requires all derivatives to be recorded on the balance sheet at fair value and established "special accounting" for the following three different types of hedges: hedges of changes in the fair value of assets, liabilities, or firm commitments (referred to as fair value hedges); hedges of the variable cash flows of forecasted transactions (cash flow hedges); and hedges of foreign currency exposures of net investments in foreign operations. Though the accounting treatment and criteria for each of the three types of hedges is unique, they all result in offsetting changes in fair values or cash flows of both the hedge and the hedged item being recognized in earnings in the same period. Changes in fair value of derivatives that do not meet the criteria of one of these three categories of hedges are included in income. Transitions adjustments resulting from adoption must be recognized in income and comprehensive income, as appropriate, as a cumulative effect of an accounting change. Belco has not yet determined the effect of total compliance, but it is not expected to materially impact the financial statements of the Company.

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

PART I - FINANCIAL INFORMATION
ITEM 3

          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

     See footnotes to the financial statements of the Company for the year ending December 31, 1997 for further discussion of this item.

                         PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS: NONE

ITEM 2 - CHANGES IN SECURITIES AND USE OR PROCEEDS: NONE

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES: NONE

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS: NONE

ITEM 5 - OTHER INFORMATION: NONE

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K:

(a)  Exhibits: Exhibit No. 27* Financial Data Schedule

___________________
* Filed herewith

(b)  Reports on Form 8-K:  Current Report on Form 8-K dated June 12, 1998.
     Item 5.  Other Events
     Item 7.  Financial Statements and Exhibits

                                 SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  BELCO OIL & GAS CORP.

Date: August 14, 1998                              LAURENCE D. BELFER
                                         -------------------------------------
                                                   Laurence D. Belfer,
                                         President and Chief Operating Officer

Date: August 14, 1998                              DOMINICK J. GOLIO
                                         -------------------------------------
                                                   Dominick J. Golio,
                                          Senior Vice President - Finance and
                                               Chief Financial Officer
