Form 10-Q
period 1998-09-30
BELCO OIL & GAS CORP
filed 1998-11-13
CIK 889005

==============================================================================
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549
                               ---------------
                                  FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934
              FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998
                               ---------------
                       COMMISSION FILE NUMBER 001-14256
                               ---------------

                            BELCO OIL & GAS CORP.
           (Exact name of registrant as specified in its charter)

                                   NEVADA
                       (State or other jurisdiction
                     of incorporation or organization)

                               767 FIFTH AVENUE
                              NEW YORK, NEW YORK
                   (Address of principal executive offices)
                                  13-3869719
                     (IRS Employer Identification Number)

                                     10153
                                   (Zip Code)

                                 (212) 644-2200
              (Registrant's telephone number, including area code)
                                 ---------------

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                     Yes  X'                          No

     As of October 31, 1998, there were 31,613,000 shares of the Registrant's Common Stock, par value $.01 per share, outstanding.
==============================================================================

FINANCIAL STATEMENTS

                                BELCO OIL & GAS CORP.
                       CONDENSED CONSOLIDATED BALANCE SHEETS
                      (in thousands, except number of shares)

                                                September 30,
                                                     1998       December 31,
                                                 (Unaudited)        1997
                                                -------------   ------------
                          ASSETS
CURRENT ASSETS:
     Cash and cash equivalents . . . . . . . . . $    15,480      $ 12,260
     Accounts receivable, oil and gas. . . . . .      27,164        43,867
     Assets from commodity price risk management
       activities . . . . . . . . . . . . .. . .      10,304           936
     Advances to oil and gas operators . . . . .         350           346
     Marketable equity securities. . . . . . . .          --        28,884
     Other current assets. . . . . . . . . . . .         905           710
                                                      ------        ------
          Total current assets . . . . . . . . .      54,203        87,003
PROPERTY AND EQUIPMENT:
  Oil and gas properties at cost based on full
    cost accounting--
     Proved oil and gas properties . . . . . . .     891,752       793,475
     Unproved oil and gas properties . . . . . .      82,531        86,172
     Less--Accumulated depreciation, depletion
       and amortization. . . . . . . . . . . . .    (479,210)     (282,750)
          Net oil and gas property . . . . . . .     495,073       596,897
     Building and other equipment, net . . . . .       6,456         6,877
OTHER ASSETS
     Assets from commodity price risk management
       activities. . . . . . . . . . . . . . . .       6,087           797
     Other . . . . . . . . . . . . . . . . . . .      16,785         5,535
                                                    --------      --------
     Total assets. . . . . . . . . . . . . . . .    $578,604      $697,109
                                                    ========      ========
                  LIABILITIES AND EQUITY
CURRENT LIABILITIES:
     Accounts payable and accrued liabilities. .    $ 15,532     $  33,651
     Liabilities from commodity price risk
       management activities . . . . . . . . . .       9,076         9,555
     Accrued interest. . . . . . . . . . . . . .       6,466         7,040
                                                      ------        ------
     Total current liabilities . . . . . . . . .      31,074        50,246
                                                      ------        ------
LONG-TERM DEBT . . . . . . . . . . . . . . . . .     290,540       352,090
DEFERRED INCOME TAXES. . . . . . . . . . . . . .      57,803       110,047
LIABILITIES FROM COMMODITY PRICE RISK MANAGEMENT
  ACTIVITIES . . . . . . . . . . . . . . . . . .       9,770            78
STOCKHOLDERS' EQUITY
     6-1/2% Convertible Preferred Stock, $.01
       par value; 10,000,000 shares authorized;
       4,370,000 issued and outstanding. . . . .          44            --
     Common stock ($.01 par value, 120,000,000
       shares authorized; 35,049,000 and
       31,584,400 shares issued and 31,613,000
       and 31,584,400 outstanding at September
       30, 1998 and December 31, 1997,
       respectively) . . . . . . . . . . . . . .         316           316
     Additional paid-in capital. . . . . . . . .     302,739       196,864
     Retained earnings (deficit) . . . . . . . .    (112,094)       (8,664)
     Unearned compensation . . . . . . . . . . .        (813)       (1,093)
     Notes receivable for equity interest. . . .        (775)         (775)
     Unrealized loss on marketable equity
       securities. . . . . . . . . . . . . . . .          --        (2,000)
                                                    --------      ---------
          Total stockholders' equity . . . . . .     189,417       184,648
                                                    --------      ---------
          Total liabilities and stockholders'
            equity . . . . . . . . . . . . . . .    $578,604      $697,109
                                                    ========      ========

                                BELCO OIL & GAS CORP.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                  (Unaudited)


                                         Three Months       Nine Months
                                             Ended             Ended
                                         September 30,      September 30,
                                        --------------     --------------
                                        1998      1997      1998      1997
                                       ------    ------    ------    ------
REVENUES:
  Oil and gas sales . . . . . . . . . .$ 29,179  $ 27,163  $ 97,438  $ 89,742
  Commodity price risk management . . .   5,299    (4,576)    7,469    (7,674)
  Interest and other. . . . . . . . . .     212     1,058       637     2,326
                                       --------- --------- --------  ---------
     Total revenues . . . . . . . . . .   34,690   23,645   105,544    84,394
                                       --------- --------- --------  ---------

COSTS AND EXPENSES:
  Oil and gas operating expenses. . . .    9,238    2,152    28,433     6,657
  Depreciation, depletion and
    amortization. . . . . . . . . . . .   13,666   10,491   42,461     32,190
  General and administrative  . . . . .    1,222      807    3,620      2,476
  Interest expenses . . . . . . . . . .    5,057       --   14,734         --
  Impairment of oil and gas properties.       --       --  154,000         --
  Loss on sale of equity securities . .      240       --   14,340         --
                                       --------- --------- --------  ---------
     Total costs and expenses . . . . .   29,423   13,450  257,588     41,323
                                       --------- --------- --------  ---------

INCOME (LOSS) BEFORE INCOME TAXES . . .    5,267   10,195 (152,044)    43,071
                                       --------- --------- --------  ---------
PROVISION (BENEFIT) FOR INCOME TAXES. .    1,828    3,492  (52,244)    14,752
                                       --------- --------- --------  ---------
NET INCOME (LOSS) . . . . . . . . . . .   $3,439   $6,703 ($99,800)   $28,319
                                       ========= ========= ========  =========
PREFERRED STOCK DIVIDENDS . . . . . . .  ($1,775)  $   --  ($3,630)   $    --
                                       ========= ========= ========  =========
EARNINGS (LOSS) ON COMMON STOCK . . . .   $1,664   $6,703($103,430)   $28,319
                                       ========= ========= ========  =========
EARNINGS (LOSS) PER SHARE OF COMMON
  STOCK, BASIC AND FULLY DILUTED. . . .    $0.05    $0.21   ($3.27)     $0.90
                                       ========= ========= ========  =========
AVERAGE NUMBER OF COMMON SHARES USED IN
  COMPUTATION, BASIC AND FULLY DILUTED.   31,613   31,582   31,602     31,582
                                       ========= ========= ========  =========

                                    BELCO OIL & GAS CORP.
                    CONDENSED CONSOLIDATED CHANGES IN STOCKHOLDERS' EQUITY
                                       (in thousands)
                                         (Unaudited)

                                                                                             Unrealized
                            Preferred   Common Stock                                 Notes     Loss on
                              Stock      Outstanding Additional Unearned  Retained Receivable Marketable
                          ------------- -------------  Paid-In   Compen-  Earnings for Equity   Equity
                          Shares Amount Shares Amount  Capital   sation   (Deficit) Interest  Securities Total
----------------------------------------------------------------------------------------------------------------
BALANCE, December 31, 1997    --     -- 31,584 $  316 $196,864   ($1,093)  ($8,664)   ($775)   ($2,000) $184,648
----------------------------------------------------------------------------------------------------------------
Issuance of Preferred Stock 4,370 $  44     --     --  105,451        --        --       --         --   105,495
Restricted stock issued/
  earned                       --    --     29     --      424       280        --       --         --       704
Loss recognized on market-
  able equity securities       --    --     --     --       --        --        --       --      2,000     2,000
Net Loss                       --    --     --     --       --        --   (99,800)      --         --  (99,800)
Preferred dividend paid        --    --     --     --       --        --    (3,630)      --         --   (3,630)
----------------------------------------------------------------------------------------------------------------
BALANCE, September 30, 1998 4,370 $  44 31,613 $  316 $302,739     ($813)($112,094)   ($775)        --  $189,417
----------------------------------------------------------------------------------------------------------------

                               BELCO OIL & GAS CORP.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (in thousands)
                                    (Unaudited)

                                                        Nine Months Ended
                                                          September 30,
                                                        -----------------
                                                        1998         1997
                                                       ------       ------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss) . . . . . . . . . . . . . . . . . ($99,800)     $  28,319
  Adjustments to reconcile net income (loss) to net
    operating cash inflows--
     Depreciation, depletion and amortization . . . .    42,461        32,190
     Impairment of oil and gas properties . . . . . .   154,000            --
     Deferred tax provision . . . . . . . . . . . . .   (52,244)       12,138
     Loss on sale of marketable equity securities . .    14,340            --
     Amortization of restricted stock compensation. .       704           185
     Commodity price risk management activities . . .    (5,445)        5,572

  Changes in operating assets and liabilities --
     Accounts receivable, oil and gas . . . . . . . .    16,703         4,217
     Other current assets . . . . . . . . . . . . . .      (195)          430
     Income taxes payable . . . . . . . . . . . . . .        --        (2,394)
     Accounts payable and accrued liabilities . . . .    (4,198)       (1,616)
                                                        --------      --------
        Net operating cash inflows. . . . . . . . . .    66,326        79,041

CASH FLOWS FROM INVESTING ACTIVITIES:
     Exploration and development expenditures . . . .   (58,752)     (101,994)
     Purchases of oil and gas properties. . . . . . .   (39,756)           --
     Proceeds from sale of oil and gas properties . .     3,872        13,885
     Changes in accounts payable and accrued
       liabilities for oil and gas expenditures . . .   (14,495)       (6,272)
     Change in advances to oil and gas operators. . .        (4)         (917)
     Equity investment in Big Bear Exploration Ltd. .   (10,268)           --
     Proceeds from sale of marketable equity
       securities . . . . . . . . . . . . . . . . . .    18,395            --
     Purchase of marketable equity securities . . . .    (1,851)      (30,870)
     Changes in other assets. . . . . . . . . . . . .      (562)       (7,858)
                                                       ---------     ---------
          Net investing cash outflows . . . . . . . .  (103,421)     (134,026)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from preferred stock offering, net. . .   105,495            --
     Proceeds from debt offerings . . . . . . . . . .        --       150,000
     Long-term debt repayments. . . . . . . . . . . .   (61,550)           --
     Preferred dividend paid. . . . . . . . . . . . .    (3,630)           --

                                                       --------       -------
          Net financing cash inflows. . . . . . . . .    40,315       150,000
                                                       --------       -------
INCREASE IN CASH AND CASH EQUIVALENTS . . . . . . . .     3,220        95,015

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD. . .    12,260        43,473
                                                      ---------     ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD. . . . . . $  15,480     $ 138,488
                                                      =========     =========

BELCO OIL & GAS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - Accounting Policies: The financial statements included herein have been prepared by Belco Oil & Gas Corp. (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and reflect all adjustments which are, in the opinion of management, necessary to present a fair statement of the results for the interim periods, on a basis consistent with the annual audited financial statements. All such adjustments are of a normal recurring nature.

     The results of operations for the interim period are not necessarily indicative of the results to be expected for an entire year. Certain information, accounting policies, and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the Company's Form 10-K for the calendar year 1997 which includes financial statements and notes thereto.

     Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.

     Actual results could differ from those estimates. Significant estimates with regard to these financial statements include the estimated fair value of oil and gas commodity price risk management contracts and the estimate of proved oil and gas reserve volumes and the related discounted future net cash flows therefrom.

     New Accounting Standards: In June 1998, the Financial Accounting Standards Board issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities ("FAS 133"). FAS 133 is effective for fiscal years beginning after June 15, 1999. FAS 133 requires all derivatives to be recorded on the balance sheet at fair value and established "special accounting" for the following three different types of hedges: hedges of changes in the fair value of assets, liabilities, or firm commitments (referred to as fair value hedges); hedges of the variable cash flows of forecasted transactions (cash flow hedges); and hedges of foreign currency exposures of net investments in foreign operations. Though the accounting treatment and criteria for each of the three types of hedges is unique, they all result in offsetting changes in fair values or cash flows of both the hedge and the hedged item being recognized in earnings in the same period. Changes in fair value of derivatives that do not meet the criteria of one of these three categories of hedges are included in income. Transition adjustments resulting from adoption of FAS 133 must be recognized in income and comprehensive income, as appropriate, as a cumulative effect of an accounting change. Belco has not yet determined the effect of total compliance, but it is not expected to materially impact the financial statements of the Company.

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

     The Company uses the mark-to-market method of accounting for instruments that do not qualify for hedge accounting. Under mark-to-market accounting, those contracts which do not qualify for hedge accounting are reflected at market value at the end of the period and recorded as assets and liabilities in the consolidated balance sheet. Under such method, changes in the market value of outstanding financial instruments are recognized in income as unrealized gain or loss in the period of change.

     For the nine months ended September 30, 1998, the Company had net gains of $7.5 million ($4.0 million in cash gains and $3.5 million in non-cash mark-to-market gains). This compares to a $7.7 million net loss consisting of $2.7 million in cash losses and $5.0 million in non-cash mark-to-market losses, reported in the first nine months of 1997 related to the Company's price risk management activities.

Note 3 - Impairment of Oil and Gas Properties: Under full-cost accounting rules, the capitalized costs of proved oil and gas properties are subject to a "ceiling test", which limits such costs to the estimated present value net of related tax effects, discounted at a 10 percent interest rate, of future net cash flows from proved reserves, based on current economic and operating conditions (PV10). If capitalized costs exceed this limit, the excess is charged to expense. Application of these rules during periods of relatively low oil and gas prices, even if of short-term duration, may result in write-downs which in management's opinion may not reflect the longer term value of the relevant oil and gas reserves.

     During the first and second quarters of 1998, the Company recorded a combined non-cash impairment provision related to oil and gas properties in the amount of approximately $154 million ($100 million after-tax) primarily due to the significant decline in oil prices as required by full-cost accounting ceiling test rules described above.

Note 4 - Investment in Hugoton Energy Corporation: In June 1997 the Company purchased 2,940,000 shares of common stock of Hugoton Energy Corporation (Hugoton) at $10.50 per share for a total investment of $30.9 million. In March, 1998 Hugoton was merged into Chesapeake Energy Corp. (CHK) and the Company received 3,822,000 common shares of CHK. During the first nine months of 1998, the Company liquidated this investment realizing a loss of $14.3 million.

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

Note 6 -  Capital Stock:  Net Income (Loss) Per Common Share

     A reconciliation of the components of basic and diluted net income (loss) per common share for the three and nine months ended September 30, 1998 and 1997 is presented in the table below (in thousands, except per share amounts):


                                       Three Months Ended    Nine Months Ended
                                          September 30,         September 30,
                                       ------------------    -----------------
                                         1998       1997       1998      1997
                                       -------     ------    -------    ------

  Basic net income (loss) per share:
    Net income (loss)                   $3,439    $ 6,703   ($99,800)  $28,319
    Less:  Preferred Stock dividends    (1,775)        --     (3,630)       --
                                       --------   -------   ---------  -------
    Earnings (loss) available to
      common shareholders               $1,664    $ 6,703  ($103,430)  $28,319
    Weighted average shares of common
      stock outstanding(1)              31,613     31,582     31,602    31,582
                                       -------    -------    -------   -------
    Basic net income (loss) per share   $ 0.05    $  0.21     ($3.27)  $  0.90
                                       =======    =======    =======   =======
    Diluted net income (loss) per share:
      Weighted average shares of common
        stock outstanding(1)            31,613     31,582     31,602    31,582
      Effect of dilutive securities:
        Restricted stock (2) (3)            --         --         --        --
        Preferred stock, warrants and
          stock options (2) (3)             --         --         --        --
                                        ------     ------      ------   ------
        Average shares of common stock
          outstanding including dilutive
          securities                    31,613     31,582      31,602   31,582
                                        ------     ------      ------   ------
        Diluted net income (loss) per
           share                         $0.05   $   0.21      ($3.27)   $0.90
                                        ======     ======      =======  ======

_____________

(1) Includes shares issued and outstanding plus vested restricted stock.
(2) Calculated using the treasury stock method, including unearned compensation of restricted stock as proceeds.
(3) Amounts are not included in the computation of diluted net income (loss) per share in 1997 or 1998 because to do so would have been antidilutive.

Note 7 - Comprehensive Income:   In the first quarter of 1998 the Company
adopted SFAS No. 130, "Reporting Comprehensive Income" which requires disclosure of comprehensive income and its components in the financial statements. For the Company, comprehensive income includes net income and reserve for unrealized losses on marketable equity securities held. The components of comprehensive income for the three and nine months ended September 30, 1998 and 1997 are as follows (in thousands):


                                     Three Months            Nine Months
                                  Ended September 30,    Ended September 30,
                                  -------------------    -------------------
                                    1998       1997        1998       1997
                                   ------     ------      -------    ------

  Net income (loss)               $3,439     $6,703      ($99,800)  $28,319
  Less:  Reclassification
    adjustment for losses included
    in net income                     --         --         2,000        --
                                  ------     ------      --------   -------
  Total Comprehensive Income      $3,439     $6,703      ($97,800)  $28,319
                                  ======     ======      ========   =======

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

     Belco Oil & Gas Corp. (the "Company") is an independent energy company engaged in the exploration for and the acquisition, exploitation, development and production of natural gas and oil primarily in the Rocky Mountains, the Permian Basin, the Mid-Continent region and the Austin Chalk Trend. Since its inception in April 1992, the Company has grown its reserve base largely through a balanced program of exploration and development drilling and through acquisitions. The Company concentrates its activities primarily in four core areas in which it has accumulated detailed geologic knowledge and has developed significant management and technical expertise. Additionally, the Company structures its participation in natural gas and oil exploration and development activities to minimize initial costs and risks, while permitting substantial follow-on investment.

     The Company's operations are currently focused in the Rocky Mountains, primarily in the Green River (which includes the Moxa Arch Trend), Wind River and Big Horn Basins of Wyoming, the Permian Basin in west Texas, the Mid-Continent region in Oklahoma and north Texas, and the Austin Chalk Trend, primarily in Texas. These areas accounted for approximately 98% of the Company's reserves at December 31, 1997.

     The Company's revenue, profitability and future rate of growth are substantially dependent upon prevailing prices for natural gas, oil and condensate. These prices are dependent upon numerous factors beyond the Company's control, such as economic, political and regulatory developments and competition from other sources of energy. Energy markets have historically been very volatile, and there can be no assurance that oil and natural gas prices will not be subject to wide fluctuations in the future. A substantial or extended decline in oil and natural gas prices could have a material adverse effect on the Company's financial position, results of operations and access to capital, as well as the quantities of natural gas and oil reserves that the Company may economically produce. Natural gas produced is sold under contracts that primarily reflect spot market conditions for their particular area. The Company markets its oil with other working interest owners on spot price contracts and typically receives a small premium to the price posted for such oil. Currently, approximately 59% of the Company's production volumes relate to the sale of natural gas based on six Mcf of gas considered equivalent to one barrel of oil.

     The Company utilizes commodity swaps and options and other commodity price risk management transactions related to a portion of its oil and natural gas production to achieve a more predictable cash flow, and to reduce its exposure to price fluctuations. The Company accounts for these transactions as hedging activities or uses mark-to-market accounting for those contracts that do not qualify for hedge accounting. As of September 30, 1998, the Company has various natural gas and oil price risk management contracts in place with respect to portions of its estimated production for the remainder of 1998 and with respect to lesser portions of its estimated production for 1999 and 2000. The Company expects from time to time to either add or reduce the amount of price risk management contracts that it has in place in keeping with its hedging strategy.

     The following table sets forth certain operations data of the Company for the periods presented:

                               Three Months                       Six Months
                              Ended June 30,      Variances      Ended June 30,     Variances
                            ------------------ --------------- ------------------ --------------
                              1998      1997    AMOUNT    %      1998      1997    AMOUNT    %
                            --------  -------- -------- ------ --------  -------- -------- -----
Oil and Gas Sales
 (Unhedged)(in thousands) . $ 29,179  $ 27,163 $ 2,016     7%  $ 97,438  $ 89,742  $ 7,696    9%
Commodity Price Risk
  Management (in thousands)    5,299    (4,576)  9,875   216%     7,469    (7,674)  15,143  197%
Weighted Average Sales Prices
   (Unhedged):
   Oil (per Bbl)             $ 12.87   $ 18.94  ($6.07)  (32%)  $ 13.69    $ 19.92  ($6.23) (31%)
   Gas (per Mcf)                1.74      1.87   (0.13)   (7%)     1.91       2.04   (0.13)  (6%)
Net Production Data:
   Oil (MBbl)                  1,058       263     795    302%    3,238        716   2,522  352%
   Gas (MMcf)                  8,922    11,873  (2,951)   (25%)  27,838     36,973  (9,135) (25%)
   Gas equivalent (MMcfe)     15,270    13,450   1,820     14%   47,266     41,269   5,997   15%
Data per Mcfe:
   Oil and gas sales revenues
     (Unhedged)              $  1.91   $  2.02  ($0.11)    (5%) $  2.06     $ 2.17  ($0.11)  (5%)
   Commodity Price Risk
        Management Activities-- 0.34     (0.34)   0.68    200%     0.16      (0.18)   0.34  189%
   Oil and gas operating
     expenses                  (0.61)    (0.16)  (0.45)   281%    (0.60)     (0.16)  (0.44) 275%
   General and administrative  (0.08)    (0.06)  (0.02)    33%    (0.08)     (0.06)  (0.02)  33%
Depreciation, depletion and
   amortization                (0.90)    (0.78)  (0.12)    15%    (0.90)     (0.78)  (0.12)  15%
                             --------   ------- -------   ----   -------    -------  ------ ----
     Pre-tax operating
       profit (1)            $  0.66    $ 0.68  ($0.02)    (3%)  $ 0.64     $ 0.99  ($0.35) (35%)
                             ========   ======= =======   ===== ========    ======= ======= =====

__________________
(1) Excluding ceiling test provision, impairment of equity securities and interest income and expenses.


RESULTS OF OPERATIONS

Three Months Ended September 30, 1998 Compared to September 30, 1997

Revenues

   During the third quarter of 1998, oil and gas sales revenues increased $2.0 million, or 7%, to $29.2 million over the prior year comparable period. The revenue increase is largely the result of a 14% increase in Mcfe production over the prior year third quarter to 166 MMcfe per day despite a 5% decline in average realized prices. Natural gas production represented approximately 59% of total Company production on an Mcfe basis compared to the prior year third quarter when natural gas production represented 88% of the total Company production. Oil production increased by 302% over the prior year quarter primarily due to the acquisition of Coda Energy, Inc. ("Coda") in November, 1997.

   Commodity price risk management activities resulted in a net pre-tax gain of $5.3 million in the third quarter of 1998 of which $3.3 million was cash. The third quarter of 1997 included a net pre-tax commodity price risk management loss of $4.6 million consisting of $3.7 million in cash gain offset by a $8.3 million non-cash mark-to-market loss. The net impact of such activities on an Mcfe basis was a $0.34 gain per Mcfe ($0.21 cash gain and $0.13 non-cash gain) for the third quarter of 1998 compared to a $0.34 loss per Mcfe ($0.28 cash gain and $0.62 non-cash loss) in the 1997 third quarter.

Costs and Expenses

   Production and operating expenses increased 329% from $2.2 million for the third quarter of 1997 to $9.2 million for the comparable period in 1998. The increase is identified with the growth in oil production through secondary recovery techniques following the Coda acquisition and reflects the higher costs normally associated with such production when compared to natural gas. Operating costs were $0.61 per Mcfe for the third quarter of 1998 when compared to $0.16 per Mcfe in the third quarter of 1997 reflecting the more balanced oil/gas production profile for the Company.

   Depreciation, depletion and amortization ("DD&A"), for the quarter ended September 30, 1998 increased 30% over the prior year comparable period, from $10.5 million to $13.7 million. The current DD&A rate per Mcfe is $0.90, up $0.12 over the comparable prior year quarter.

   General and administrative expense ("G&A") increased 51% in the third quarter of 1998 to $1.2 million when compared to the $0.8 million incurred in the third quarter of 1997, reflecting the addition of personnel related to the acquisition of Coda in November, 1997. The rate per Mcfe for G&A costs increased from $0.06 to $0.08 quarter to quarter.

   Interest expense is incurred on $150 million of 8-7/8% Senior Subordinated Notes due 2007 issued in September 1997, $109 million 10-1/2% Senior Subordinated Notes due 2006 (the "Coda Notes") assumed in the Coda acquisition in November 1997 and bank debt incurred to fund both the Coda acquisition and capital expenditures.

   The Company's investment in Hugoton Energy Corporation ("Hugoton") in the form of 2,940,000 shares of common stock was converted into 3,822,000 shares of Chesapeake Energy Corporation ("CHK") common stock following a merger of the two companies on March 10, 1998. Subsequent to June 30, 1998, the Company sold all the remaining shares of CHK at a nominal additional loss of $240,000.

Income Before Income Taxes

   The Company's reported pre-tax income for the third quarter of 1998 was $5.3 million. This compares to a pre-tax income of $10.2 million reported in the third quarter of 1997. The decline is the result of lower commodity prices and higher operating costs as described above.

Income Taxes

   Income tax was recorded for the third quarter of 1998 in the amount of $1.8 million compared with a provision of $3.5 million recorded in the prior year comparable quarter.

Nine Months Ended September 30, 1998 Compared to September 30, 1997

Revenues

   For the first nine months of 1998, oil and gas sales revenues (unhedged) increased $7.7 million, or 9%, to $97.4 million over the prior year comparable period despite a substantial decline in commodity prices. The revenue increase is the result of a 15% increase Mcfe production over the prior year comparable period. Average Mcfe price realizations excluding price risk management activities declined by 5% in the first nine months of 1998 compared to last year's first nine months. Natural gas production represented approximately 59% of total Company production on an Mcfe basis, compared to the 90% reported for the first nine months of 1997. Oil production increased by 352% over the prior year comparable period due to the inclusion of Coda properties.

   Commodity price risk management activities during the first nine months of 1998 resulted in a net pre-tax gain of $7.5 million, consisting of $4.0 million in cash gains and $3.5 million of non-cash mark-to-market gains. The impact of such activities on an Mcfe basis amounted to a net gain of $0.16 ($0.09 cash and $0.07 non-cash) and a net loss of $0.19 ($0.07 cash and $0.12 non-cash) per Mcfe for the first nine months of 1998 and 1997, respectively.

Costs and Expenses

   Production and operating expenses increased to $28.4 million for the first nine months of 1998 when compared to the $6.7 million for the comparable period in 1997. The increase is identified with the growth in oil production through secondary recovery techniques following the Coda acquisition and reflects the higher costs normally associated with such production when compared to natural gas. Operating costs were $0.60 per Mcfe for the first nine months of 1998 when compared to $0.16 per Mcfe in the first nine months of 1997.

   DD&A for the nine months ended September 30, 1998 was $42.5 million when compared to the $32.2 million recorded in the prior year comparable period. The first nine months DD&A rate per Mcfe is $0.90, up $0.12 over the comparable prior year period. For the nine months ending September 30, 1998, the Company recorded a $154 million ($100 million after-tax) non-cash ceiling test provision as required by full-cost accounting rules. This provision was the result of applying substantially lower commodity prices to estimated recoverable reserves as of March 31, 1998 and June 30, 1998.

   G&A costs increased by 46% in the first nine months of 1998 to $3.6 million when compared to the $2.5 million incurred in the first nine months of 1997, primarily due to the addition of personnel acquired from the Coda transaction. The rate per Mcfe for such costs increased from $0.06 to $0.08.

   Interest expense is incurred on $150 million of 8-7/8% Senior Subordinated Notes due 2007 issued in September 1997, $109 million of 10-1/2% Senior Subordinated Notes due 2006 assumed in the Coda acquisition in November 1997 and bank debt incurred to fund the Coda acquisition and capital expenditures.

   As a result of the substantial decline in the market value of CHK securities, the Company realized a loss of $14.3 million in disposing these securities during the first nine months of 1998.

Income (Loss) Before Income Taxes

   The Company's reported loss before income tax benefits for the first nine months of 1998 was $152.0 million. This compares to a pre-tax profit of $43.1 million reported in the first nine months of 1997. The loss is the result of the non-cash ceiling test impairment of $154 million ($100 million after-tax) mandated by current accounting rules and the $14.3 million loss related to the disposition of equity securities. Income before income taxes, excluding the effect of the impairment provisions, was $16.3 million.

Income Taxes

   Income tax benefits were recorded for the first nine months of 1998 in the amount of $52.2 million as a result of the reported pre-tax loss. The provision for income taxes for the comparable nine month period of 1997 was $14.8 million.

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

   In September 1997, the Company entered into a new five-year $150 million Credit Agreement dated September 23, 1997 (the "Credit Facility") with The Chase Manhattan Bank, N.A., as administrative agent (the "Agent") and other lending institutions (the "Banks"). The Credit Facility provides for an aggregate principal amount of revolving loans of up to the lesser of $150 million or the Borrowing Base (as defined) as in effect from time to time, which includes a subfacility from the Agent for letters of credit. The Borrowing Base at September 30, 1998 was set at $150 million with $25 million advanced to the Company at that date. The borrowing base will be redetermined by the Agent and the Banks semi-annually based upon their usual and customary oil and gas lending criteria as such exist from time to time. In addition, the Company may request two additional redeterminations and the Banks may request one additional redetermination per year.

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

   As of September 30, 1998, the Company also had $109,000,000 principal amount outstanding under the Coda Notes. Interest on the Coda Notes accrue at the rate of 10-1/2% per annum and is payable semi-annually in arrears on April 1 and October 1 of each year. Except under limited circumstances, the Coda Notes are not redeemable at the Company's option prior to April 1, 2001. Thereafter the Coda Notes will be subject to redemption at specified prices, plus accrued and unpaid interest, if any, thereon to the applicable redemption date. On February 25, 1998, the Company merged Coda into Belco and Belco assumed the obligations under the Coda Notes.

   The Coda Notes are general unsecured obligations of the Company and are subordinated in right of payment to all existing and future Senior Debt (as defined) including any bank debt.

   In December 1997, the Company entered into interest rate swap agreements converting two long-term debt fixed rate obligations to floating rate obligations as follows:


           Agreement         Fixed         Floating      Floating Rate
             Amount           Rate           Rate       Expiration Date
         ------------      ---------      ----------   ------------------

         $100 million      8.875%         8.28%        March 15, 2000 (a)
         $110 million      10.5%          10.12%       April 1, 2000 (a)
         $50 million       8.875%         8.08%        March 15, 1999 (a)

_______________________

(a) Floating rate is redetermined at each six month period following the expiration through September 15, 2007.

The agreements obligate the Company to actually pay the indicated floating rate rather than the original fixed rate. The floating rates are capped at 8.875% through September 15, 2001 and at 10% from March 15, 2002 through September 15, 2007 on the 8.875% Bonds and capped at 10-1/2% through October 1, 1999 and 11.625% from April 1, 2000 through April 1, 2003 on the 10.5%
Bonds. The agreements reduced the Company's 1998 interest expense by approximately $1 million through October 1, 1998.

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

     On June 12, 1998, the Company purchased approximately $10.5 million of 5% Convertible Preferred Stock of Big Bear Exploration Ltd., a Canadian oil and gas company ("Big Bear"), at approximately $0.85 per share with each share convertible into one common share of Big Bear. The Company was also issued approximately $120 million of Special Acquisition Warrants at a price of approximately $0.72 per warrant. In connection with the issuance of the Special Acquisition Warrants, the Company deposited a $60 million letter of credit and 3,436,000 shares of the Company's common stock into an escrow account. On November 10, 1998, the Company executed a restructuring agreement whereby the Company agreed to convert the Big Bear 5% Convertible Preferred Stock into 21,428,571 shares of Big Bear Common Stock at a conversion price of
approximately $0.50 per share (reduced from $0.85 per share).   Following the
conversion, the Company will own approximately 26.4% of Big Bear's outstanding common stock. The conversion is subject to the approval of Big Bear's stockholders and the Toronto Stock Exchange, as well as certain other conditions. In connection with the restructuring, the Special Acquisition Warrants were canceled, the Belco representatives resigned from Big Bear's

Board of Directors, the $60 million letter of credit was canceled, and the 3,436,000 shares of Company common stock held in the escrow account were returned to the Company and designated as unissued.

     In October 1998, the Company acquired approximately 20 Bcfe of long-lived reserves on producing properties in Oklahoma and Kansas, as well as certain undeveloped acreage and 3-D seismic data, for an estimated $14.7 million. The properties are currently producing approximately 6.8 MMcfe per day with 81% of the reserves natural gas. Belco expects to assume operations for 74% of the properties which comprise approximately 90% of the production and value. This transaction had an effective date of November 1, 1998.

Cash Flow

     Net operating cash flow (pre-tax), a measure of performance for exploration and production companies, is generally derived by adjusting net income to eliminate the effects of the non-cash depreciation, depletion and amortization expense, provision for deferred income taxes and the non-cash effects of commodity price risk management activities. Net operating cash flow (pre-tax) before changes in working capital was approximately $54.0 and $78.4 million for the first nine months of 1998 and 1997, respectively. The Company had working capital of $23.1 million as of September 30, 1998, a decrease of $13.7 million from the $36.8 million available as of December 31, 1997.

Capital Expenditures

     Capital expenditures in the first nine months of 1998 including the $37.5 million acquisition of EnerVest properties on February 27, 1998 and before sale of assets of $3.9 million were approximately $99 million. The Company's current 1998 capital budget is approximately $130 million including the recently completed $14.7 million property acquisition.

     The Company intends to fund its future capital expenditures, commitments and working capital requirements through cash flows from operations, borrowings under the Credit Facility or other potential financings. If there are changes in oil and natural gas prices, however, that correspondingly affect cash flows and the Borrowing Base under the Credit Facility, the Company has the discretion and ability to adjust its capital budget. The Company believes that it will have sufficient capital resources and liquidity to fund its capital expenditures and meet all of its financial obligations as they come due.

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

Year 2000 Compliance

     The Company believes that its internal financial and most other operational systems are currently Year 2000 compliant. The Company has not incurred and does not expect to incur any significant cost in becoming
Year 2000 compliant. The Company does not know whether its significant vendors' and customers' systems are yet Year 2000 compliant. If they are not, such failure could partially effect the ability of the Company to sell its oil and gas and receive related payments. In addition, there may be disruptions in getting vendors to provide supplies and services in support of the Company's operations. The Company believes that its significant vendors and suppliers will be Year 2000 compliant before that critical date. The Company is investigating contingency strategies in the event of any system failure.

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

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

     NONE

ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS

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


                                       BELCO OIL & GAS CORP.,

Date:  11/13/98                                 LAURENCE D. BELFER
                                       -------------------------------------
                                                LAURENCE D. BELFER
                                      (PRESIDENT AND CHIEF OPERATING OFFICER)

Date:  11/13/98                                  DOMINICK J. GOLIO
                                       --------------------------------------
                                                 DOMINICK J. GOLIO
                                        (SENIOR VICE PRESIDENT - FINANCE AND
                                               CHIEF FINANCIAL OFFICER)