Form 10-K/A
period 1998-12-31
BELCO OIL & GAS CORP
filed 1999-03-31
CIK 889005

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ---------------------

                                  FORM 10-K/A

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

                                                                                       FAIR VALUE
                                             EXPECTED MATURITY DATE                      AS OF
                              ----------------------------------------------------    DECEMBER 31,
                                1999       2000       2001       2002      TOTAL          1998
                              --------   --------   --------   --------   --------    ------------
                                                ($ IN THOUSANDS)
Assets:
  Marketable Equity
     Securities.............  $     --   $     --   $     --   $     --   $    643      $    643
Liabilities:
  Bank credit facility......        --         --         --     29,500     29,500      $ 29,500
  Variable rate.............       6.0%      6.25%      6.25%      6.25%
  Belco 8.875% Notes........        --         --         --         --   $150,000(1)   $136,500
  Belco 10.500% Notes.......        --         --         --         --   $109,000(2)   $111,180
Interest Rate Swaps:
  Fixed to Variable.........  $260,000   $235,000   $235,000   $235,000                 $    196
  Average pay rate..........      8.92%      8.92%      9.20%      9.20%
  Average receive rate......      9.56%      9.56%      9.56%      9.56%

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
          10.9           -- Sale and Area of Mutual Interest Agreement (Greater
                            Giddings) dated as of December 30, 1994 between
                            Chesapeake Operating, Inc. and Belco Oil & Gas Corp.
                            (Incorporated by reference to Exhibit 10.12 of the
                            Registration Statement on Form S-1, Registration No.
                            333-1034).
          10.10          -- Golden Trend Area of Mutual Interest Agreement dated as of December 17, 1992 between Chesapeake Operating, Inc.
                            and Belco Oil & Gas Corp. (Incorporated by reference to
                            Exhibit 10.13 of the Registration Statement on Form S-1,
                            Registration No. 333-1034).
          10.11          -- Form of Participation Agreement for Belco Oil & Gas Corp.
                            1992 Moxa Arch Drilling Program (Incorporated by
                            reference to Exhibit 10.15 of the Registration Statement
                            on Form S-1, Registration No. 333-1034).
          10.12          -- Form of Offset Participation Agreement to the Moxa Arch
                            1992 Offset Drilling Program (Incorporated by reference
                            to Exhibit 10.16 of the Registration Statement on Form
                            S-1, Registration No. 333-1034).
          10.13          -- Form of Participation Agreement for Belco Oil & Gas Corp.
                            1993 Moxa Arch Drilling Program (Incorporated by
                            reference to Exhibit 10.17 of the Registration Statement
                            on Form S-1, Registration No. 333-1034).
          10.14          -- Credit Agreement dated as of September 23, 1997 by and
                            among Belco Oil & Gas Corp. (the 'Borrower'), and The
                            Chase Manhattan Bank, as administrative agent, and
                            certain financial institutions named therein as Lenders
                            (the 'Lenders') (Incorporated by reference to Exhibit
                            10.1 of Registration Statement on Form S-4, Registration
                            No. 333-37125).
          10.15          -- First Amendment and Waiver, dated as of November 25, 1997 to (i) Credit Agreement dated as of September 23, 1997
                            among the Borrower, the Lenders and The Chase Manhattan
                            Bank, as administrative agent and (ii) the Pledge
                            Agreement, dated as of September 23, 1997 made by the
                            Borrower and other Pledgers (as defined in the Credit
                            Agreement) in favor of the Administrative Agent for the
                            ratable benefit of Lenders. (Incorporated by reference
                            from Exhibit 99.4 to the Company's Current Report on Form
                            8-K filed with the Commission on November 26, 1997).
          10.16          -- Second Amendment and Consent, dated as of February 25,
                            1998, to the Credit Agreement, dated as of September 23,
                            1997, among the Borrower, the Lenders and The Chase
                            Manhattan Bank, as administrative agent. (Incorporated by
                            reference from Exhibit 10.16 of the Company's Annual
                            Report on Form 10-K for the fiscal year ended December
                            31, 1997).
          10.17          -- Third Amendment, dated as of May 29, 1998, to the Credit
                            Agreement, dated as of September 23, 1997, as amended by
                            the First Amendment and Waiver thereto, dated as of
                            November 25, 1997, and the Second Amendment and Consent
                            thereto, dated as of February 25, 1998, by and among the
                            Borrower, the Lenders and The Chase Manhattan Bank, as
                            administrative agent.
          10.18          -- Fourth Amendment, dated as of December 21, 1998, to the
                            Credit Agreement, dated as of September 23, 1997, as
                            amended by the First Amendment and Waiver thereto, dated
                            as of November 25, 1997, and the Second Amendment and
                            Consent thereto, dated as of February 25, 1998, and the
                            Third Amendment, dated as of May 29, 1998, by and among
                            the Borrower, the Lenders and The Chase Manhattan Bank,
                            as administrative agent.

        EXHIBIT
          NO.                               DESCRIPTION OF EXHIBIT
        -------                             ----------------------
          10.19          -- Executive Employment Agreement with Grant W. Henderson
                            (Incorporated by reference from Exhibit 99.7 of the Coda
                            Energy, Inc. Current Report on Form 8-K dated October 30,
                            1995, Commission File No. 0-10955).
          10.20          -- Executive Employment Agreement with Jarl P. Johnson
                            (Incorporated by reference from Exhibit 99.8 of the Coda
                            Energy, Inc. Current Report on Form 8-K dated October 30,
                            1995, Commission File No. 0-10955).
          21.1           -- Subsidiaries of the Registrant.
          23.1           -- Consent of Arthur Andersen LLP.
          23.2           -- Consent of Miller and Lents, Ltd.
          27             -- Financial Data Schedule.

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

Date: March 30, 1999

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

                      SIGNATURE                                     TITLE                     DATE
                      ---------                                     -----                     ----

                /s/ ROBERT A. BELFER                   Chief Executive Officer and       March 30, 1999
-----------------------------------------------------    Chairman of the Board of
                  Robert A. Belfer                       Directors (Principal Executive
                                                         Officer)

               /s/ LAURENCE D. BELFER                  Vice-Chairman, Chief Operating    March 30, 1999
-----------------------------------------------------    Officer and Director
                 Laurence D. Belfer

                /s/ DOMINICK J. GOLIO                  Senior Vice                       March 30, 1999
-----------------------------------------------------    President -- Finance, Chief
                  Dominick J. Golio                      Financial Officer, Treasurer
                                                         and Secretary (Principal
                                                         Financial Officer and
                                                         Principal Accounting Officer)

                 /s/ GRAHAM ALLISON                    Director                          March 30, 1999
-----------------------------------------------------
                   Graham Allison

                /s/ DANIEL C. ARNOLD                   Director                          March 30, 1999
-----------------------------------------------------
                  Daniel C. Arnold

                 /s/ ALAN D. BERLIN                    Director                          March 30, 1999
-----------------------------------------------------
                   Alan D. Berlin

                   /s/ JACK SALTZ                      Director                          March 30, 1999
-----------------------------------------------------
                     Jack Saltz

             /s/ GEORGIANA SHELDON-SHARP               Director                          March 30, 1999
-----------------------------------------------------
               Georgiana Sheldon-Sharp

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

                     BELCO OIL & GAS CORP. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                 FOR THE YEAR ENDED DECEMBER 31,
                                                            ------------------------------------------
                                                                1998           1997           1996
                                                            ------------    -----------    -----------
                                                             (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
REVENUES:
  Oil and gas sales.......................................   $ 124,200       $129,994       $119,710
  Commodity price risk management activities..............      24,800         (6,479)        (5,967)
  Interest................................................       1,730          3,245          2,653
                                                             ---------       --------       --------
          Total revenues..................................     150,730        126,760        116,396
                                                             ---------       --------       --------
COSTS AND EXPENSES:
  Oil and gas operating expenses..........................      40,847         12,758          7,847
  Depreciation, depletion and amortization................      56,102         46,684         40,904
  Impairment of oil and gas properties....................     229,000        150,000             --
  Impairment of equity securities.........................      24,216             --             --
  General and administrative..............................       5,216          3,913          3,059
  Interest expense........................................      21,013          1,668             --
                                                             ---------       --------       --------
          Total costs and expenses........................     376,394        215,023         51,810
                                                             ---------       --------       --------
INCOME (LOSS) BEFORE INCOME TAXES.........................    (225,664)       (88,263)        64,586
PROVISION (BENEFIT) FOR INCOME TAXES......................     (78,107)       (31,355)        46,404(a)
                                                             ---------       --------       --------
NET INCOME (LOSS).........................................    (147,557)       (56,908)        18,182
PREFERRED STOCK DIVIDENDS.................................      (5,406)            --             --
                                                             ---------       --------       --------
NET INCOME (LOSS) AVAILABLE TO COMMON STOCK...............   $(152,963)      $(56,908)      $ 18,182
                                                             =========       ========       ========
PRO FORMA NET INCOME (LOSS) AVAILABLE TO COMMON STOCK:
  Income (loss) before income taxes.......................    (225,664)       (88,263)        64,586
  Pro forma provision (benefit) for income taxes..........     (78,107)       (31,355)        21,953
                                                             ---------       --------       --------
          Pro forma net income (loss).....................    (147,557)       (56,908)        42,633
  Preferred stock dividends...............................      (5,406)            --             --
                                                             ---------       --------       --------
PRO FORMA NET INCOME (LOSS) AVAILABLE TO COMMON STOCK.....   $(152,963)      $(56,908)      $ 42,633
                                                             =========       ========       ========
PRO FORMA EARNINGS (LOSS) PER SHARE OF COMMON STOCK, BASIC
  AND FULLY DILUTED.......................................   $   (4.85)      $  (1.80)      $   1.42
                                                             =========       ========       ========
AVERAGE NUMBER OF COMMON SHARES USED IN
  COMPUTATION, BASIC AND FULLY DILUTED....................      31,529         31,538         30,039
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

     Total provision (benefit) for income taxes consists of the following:

                                                          YEARS ENDED DECEMBER 31,
                                                        -----------------------------
                                                          1998       1997      1996
                                                        --------   --------   -------
                                                               (IN THOUSANDS)
Current:
  Federal............................................   $     20   $   (192)  $ 6,345
  State..............................................         87        373        92
                                                        --------   --------   -------
                                                             107        181     6,347
Deferred:............................................    (78,214)   (31,536)   39,967
                                                        --------   --------   -------
          Total provision (benefit) for income
            taxes:...................................   $(78,107)  $(31,355)  $46,404(1)
                                                        ========   ========   =======

---------------

(1) Provision includes combination related adjustments and a one time non-cash deferred tax charge of $30.1 million.

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

NOTE 9 -- CASH FLOW INFORMATION

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

                                                            FOR YEAR ENDED DECEMBER 31,
                                                            ----------------------------
                                                              1998      1997      1996
                                                            --------   -------   -------
Cash paid (received) during the year for (in thousands):
  Interest, including amounts capitalized.................  $26,139    $  307    $   --
  Income and other taxes, net of (refunds)................  $  (788)   $1,345    $4,000

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

            STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS

                    RELATING TO PROVED OIL AND GAS RESERVES

                                                                       DECEMBER 31,
                                                           ------------------------------------
                                                              1998         1997         1996
                                                           ----------   ----------   ----------
                                                                      (IN THOUSANDS)
Future cash inflows(2)...................................  $1,215,691   $1,569,976   $1,071,550
Future production costs..................................    (405,171)    (531,583)    (253,159)
Future development costs.................................     (99,342)    (100,427)     (71,061)
                                                           ----------   ----------   ----------
Future net inflows before income taxes(2)................     711,178      937,966      747,330
Discount at 10% annual rate..............................    (350,562)    (427,562)    (331,800)
                                                           ----------   ----------   ----------
Discounted future net cash flows before income taxes.....     360,616      510,404      415,530
Pro forma discounted future income taxes(1)..............      (7,457)     (84,196)    (134,957)
                                                           ----------   ----------   ----------
Standardized measure of discounted future net cash
  flows..................................................  $  353,159   $  426,208   $  280,573
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

      CHANGES IN STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS

                                                                1998        1997       1996
                                                              ---------   --------   --------
                                                                      (IN THOUSANDS)
Balance, beginning of year..................................  $ 426,208   $280,573   $148,509
Sales and transfers of oil and gas produced, net of
  production costs..........................................    (83,353)  (111,819)  (111,780)
Net change in sales price and production costs..............   (142,014)  (216,169)   145,133
Extensions and discoveries..................................     29,730     65,741    153,920
Purchases of minerals in place..............................     66,409    312,148      7,843
Sale of reserves in place...................................     (1,401)        --         --
Changes in estimated future development costs...............     21,382     32,222     24,618
Revisions in quantities.....................................    (39,163)    (9,099)    50,309
Accretion of discount.......................................     51,040     41,553     20,651
Other, principally revisions in estimates of timing of
  production................................................    (53,923)   (22,267)   (81,673)
Change in income taxes......................................     78,244     53,325    (76,957)
                                                              ---------   --------   --------
Balance, End of year........................................  $ 353,159   $426,208   $280,573
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

                                            DESCRIPTION OF EXHIBIT
                                            ----------------------
          10.14          -- Credit Agreement dated as of September 23, 1997 by and
                            among Belco Oil & Gas Corp. (the 'Borrower'), and The
                            Chase Manhattan Bank, as administrative agent, and
                            certain financial institutions named therein as Lenders
                            (the 'Lenders') (Incorporated by reference to Exhibit
                            10.1 of Registration Statement on Form S-4, Registration
                            No. 333-37125).
          10.15          -- First Amendment and Waiver, dated as of November 25, 1997 to (i) Credit Agreement dated as of September 23, 1997
                            among the Borrower, the Lenders and The Chase Manhattan
                            Bank, as administrative agent and (ii) the Pledge
                            Agreement, dated as of September 23, 1997 made by the
                            Borrower and other Pledgers (as defined in the Credit
                            Agreement) in favor of the Administrative Agent for the
                            ratable benefit of Lenders. (Incorporated by reference
                            from Exhibit 99.4 to the Company's Current Report on Form
                            8-K filed with the Commission on November 26, 1997).
          10.16          -- Second Amendment and Consent, dated as of February 25,
                            1998, to the Credit Agreement, dated as of September 23,
                            1997, among the Borrower, the Lenders and The Chase
                            Manhattan Bank, as administrative agent. (Incorporated by
                            reference from Exhibit 10.16 of the Company's Annual
                            Report on Form 10-K for the fiscal year ended December
                            31, 1997).
          10.17          -- Third Amendment, dated as of May 29, 1998, to the Credit
                            Agreement, dated as of September 23, 1997, as amended by
                            the First Amendment and Waiver thereto, dated as of
                            November 25, 1997, and the Second Amendment and Consent
                            thereto, dated as of February 25, 1998, by and among the
                            Borrower, the Lenders and The Chase Manhattan Bank, as
                            administrative agent.
          10.18          -- Fourth Amendment, dated as of December 21, 1998, to the
                            Credit Agreement, dated as of September 23, 1997, as
                            amended by the First Amendment and Waiver thereto, dated
                            as of November 25, 1997, and the Second Amendment and
                            Consent thereto, dated as of February 25, 1998, and the
                            Third Amendment, dated as of May 29, 1998, by and among
                            the Borrower, the Lenders and The Chase Manhattan Bank,
                            as administrative agent.
          10.19          -- Executive Employment Agreement with Grant W. Henderson
                            (Incorporated by reference from Exhibit 99.7 of the Coda
                            Energy, Inc. Current Report on Form 8-K dated October 30,
                            1995, Commission File No. 0-10955).
          10.20          -- Executive Employment Agreement with Jarl P. Johnson
                            (Incorporated by reference from Exhibit 99.8 of the Coda
                            Energy, Inc. Current Report on Form 8-K dated October 30,
                            1995, Commission File No. 0-10955).
          21.1           -- Subsidiaries of the Registrant.
          23.1           -- Consent of Arthur Andersen LLP.
          23.2           -- Consent of Miller and Lents, Ltd.
          27             -- Financial Data Schedule.

---------------

*  Filed herewith