Form 10-Q
period 1999-03-31
BELCO OIL & GAS CORP
filed 1999-05-13
CIK 889005

=====================================================================
===
                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549
                           --------------
                             FORM 10-Q

          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934
           FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

                           ------------

                  Commission file number 001-14256

                           ------------

                       BELCO OIL & GAS CORP.
       (Exact name of registrant as specified in its charter)

                              Nevada
                   (State or other jurisdiction
                 of incorporation or organization)

                    767 Fifth Avenue, 46th Floor
                         New York, New York
              (Address of principal executive offices)
                             13-3869719
                (I.R.S. employer identification no.)

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

                 Yes 'X'                        No

  As of March 31, 1999, there were 31,769,000 shares of the Registrant's Common Stock, par value $.01 per share, outstanding.
=====================================================================
===

FINANCIAL STATEMENTS
                        BELCO OIL & GAS CORP.
                CONDENSED CONSOLIDATED BALANCE SHEETS
           (in thousands, except share and per share data)

                                                March 31,
                                                  1999      December 31,
                                               (Unaudited)      1998
                                               -----------  ------------
                                 ASSETS
CURRENT ASSETS:
      Cash and cash equivalents. . . . . . . . .$  4,615     $  2,435
      Accounts receivable, oil and gas . . . . .  22,148       28,464
      Assets from commodity price risk
        management activities. . . . . . . . . .  10,681       18,643
      Other current assets . . . . . . . . . . .   2,519        1,005
                                                 -------      -------
           Total current assets  . . . . . . . .  39,963       50,547
PROPERTY AND EQUIPMENT:
  Oil and gas properties at cost based on full
    cost accounting --
      Proved oil and gas properties. . . . . . . 937,429      931,218
      Unproved oil and gas properties. . . . . .  79,049       74,935
      Less--Accumulated depreciation, depletion
        and amortization . . . . . . . . . . . .(579,614)    (566,613)
           Net oil and gas property. . . . . . . 436,864      439,540
      Building and other equipment . . . . . . .   8,792        8,633
      Less--Accumulated depreciation . . . . . .  (1,612)      (1,281)
           Net building and other equipment. . .   7,180        7,352
OTHER ASSETS . . . . . . . . . . . . . . . . . .   7,519        8,097
                                                 -------      -------
           Total assets. . . . . . . . . . . . .$491,526     $505,536
                                                 =======      =======
                          LIABILITIES AND EQUITY
CURRENT LIABILITIES:
     Accounts payable. . . . . . . . . . . . . .  10,228       18,372
     Liabilities from commodity price risk
       management activities . . . . . . . . . .   3,900        5,393
     Accrued interest. . . . . . . . . . . . . .   6,606        6,897
     Other accrued liabilities . . . . . . . . .   4,831        5,064
                                                 -------      -------
          Total current liabilities. . . . . . .  25,565       35,726
LONG-TERM DEBT . . . . . . . . . . . . . . . . . 298,337      294,990
DEFERRED INCOME TAXES. . . . . . . . . . . . . .  29,963       31,833
LIABILITIES FROM COMMODITY PRICE RISK MANAGEMENT
  ACTIVITIES . . . . . . . . . . . . . . . . . .   5,237        4,696
STOCKHOLDERS' EQUITY:
    6-1/2% Convertible Preferred stock, $.01 par
      value; 10,000,000 shares authorized;
      4,249,100 and 4,312,000 issued and out-
      standing at March 31, 1999 and December
      31, 1998, respectively. . . . . . . . . . .     42           43
    Common stock ($.01 par value, 120,000,000
      shares authorized; 31,769,000 and
      31,609,900 shares issued and outstanding
      at March 31, 1999 and December 31, 1998,
      respectively) . . . . . . . . . . . . . . .    318          316
    Additional paid-in capital. . . . . . . . . .301,197      301,416
    Retained earnings (deficit). . . . . . . . .(166,592)    (161,627)
      Unearned compensation. . . . . . . . . . .  (1,766)      (1,082)
      Notes receivable for equity interest . . .    (775)        (775)
                                                 -------      -------
           Total stockholders' equity. . . . . . 132,424      138,291
                                                 -------      -------
           Total liabilities and stockholders'
             equity. . . . . . . . . . . . . . .$491,526     $505,536
                                                 =======      =======

                        BELCO OIL & GAS CORP.
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (in thousands, except per share data)
                             (Unaudited)

                                                     Three Months Ended
                                                           March 31,
                                                     -------------------
                                                        1999      1998
                                                     ---------  --------
REVENUES:
      Oil and gas sales. . . . . . . . . . . . . . .  $24,985   $34,833
      Commodity price risk management activities
           - cash settlements (a). . . . . . . . . .    7,034    (3,098)
           - non-cash mark-to-market . . . . . . . .   (7,494)    1,331
      Interest and other . . . . . . . . . . . . . .      200       285
                                                       -------   -------
           Total revenues. . . . . . . . . . . . . .  $24,725   $33,351
                                                       -------   -------
COSTS AND EXPENSES:
      Oil and gas operating expenses . . . . . . . .    9,701     9,480
      Depreciation, depletion and amortization . . .   13,332    14.461
      General and administrative . . . . . . . . . .    1,258     1,125
      Interest expenses. . . . . . . . . . . . . . .    5,375     4,120
      Impairment of oil and gas properties . . . . .       --    80,000
      Impairment of equity securities. . . . . . . .       --    10,100
                                                       -------   -------
           Total costs and expenses. . . . . . . . .   29,666   119,286
                                                       -------   -------
LOSS BEFORE INCOME TAXES . . . . . . . . . . . . . .   (4,941)  (85,935)
                                                       -------   -------
INCOME TAX BENEFIT . . . . . . . . . . . . . . . . .   (1,729)  (26,542)
                                                       -------   -------
NET LOSS . . . . . . . . . . . . . . . . . . . . . .   (3,212)  (59,393)
                                                       =======   =======
PREFERRED STOCK DIVIDENDS. . . . . . . . . . . . . .   (1,753)     (592)
                                                       =======   =======
EARNINGS (LOSS) ON COMMON STOCK. . . . . . . . . . .  ($4,965) ($59,985)
                                                       =======   =======
EARNINGS (LOSS) PER SHARE OF COMMON STOCK,
   BASIC AND FULLY DILUTED . . . . . . . . . . . . .   ($0.16)   ($1.90)
                                                       =======   =======
AVERAGE NUMBER OF COMMON SHARES USED IN COMPUTATION
   BASIC AND FULLY DILUTED . . . . . . . . . . . . .   31,529    31,583
                                                       =======   =======

_____________________________

        (a)     Includes cash premiums received.

                        BELCO OIL & GAS CORP.
       CONDENSED CONSOLIDATED CHANGES IN STOCKHOLDERS' EQUITY
                           (in thousands)
                             (Unaudited)



                                                           Common Stock    Additional
                                           Preferred        Outstanding      Paid-In     Unearned
                                        Shares   Amount   Shares   Amount    Capital   Compensation
BALANCE, December 31, 1998               4,312     $43    31,609    $316    $301,416     ($1,082)

Repurchase Preferred Stock                 (63)     (1)       --      --       (997)          --

Restricted stock issued/earned              --      --       160       2        778         (684)

Net Loss                                    --      --        --      --         --           --

Preferred dividend paid                     --      --        --      --         --           --

BALANCE, March 31, 1999                  4,249     $42    31,769    $318   $301,197      ($1,766)




                                                                  Notes
                                                Retained        Receivable
                                                Earnings        For Equity
                                                (Deficit)        Interest        Total

BALANCE, December 31, 1998                     ($161,627)         ($775)        $138,291

Repurchase Preferred Stock                             -             -              (998)

Restricted stock issued/earned                        --             -                96

Net Loss                                          (3,212)            --           (3,212)

Preferred dividend paid                           (1,753)            --           (1,753)

BALANCE, March 31, 1999                        ($166,592)         ($775)        $132,424


                        BELCO OIL & GAS CORP.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (in thousands)
                             (Unaudited)

                                                     Three Months Ended
                                                          March 31,
                                                     -------------------
                                                       1999       1998
                                                     --------    -------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net loss . . . . . . . . . . . . . . . . . . . ($3,212)  ($59,393)
      Adjustments to reconcile net income (loss)
        to net operating cash inflows --
           Depreciation, depletion and amortization.  13,332     14,461
           Impairment of oil and gas properties. . .      --     80,000
           Deferred tax benefit. . . . . . . . . . .  (1,729)   (26,642)
           Impairment of marketable equity
             securities  . . . . . . . . . . . . . .      --     10,100
           Other . . . . . . . . . . . . . . . . . .     (39)        78
           Commodity price risk management
             activities  . . . . . . . . . . . . . .   1,025     (2,812)
           Changes in operating assets and
             liabilities --
           Accounts receivable, oil and gas. . . . .   6,281      8,680
           Assets from commodity price risk
             management activities . . . . . . . . .   7,961         --
           Other current assets. . . . . . . . . . .    (258)       (63)
           Accounts payable and accrued liabilities. (10,159)    (3,850)
                                                     --------   --------
                Net operating cash inflows . . . . .  13,202     20,559
                                                     --------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Exploration and development expenditures . . . (11,128)   (25,083)
      Purchases of oil and gas properties. . . . . .    (420)   (38,298)
      Proceeds from sale of oil and gas properties .       2      1,881
      Changes in accounts payable and accrued
        liabilities for oil and gas expenditures . .      --    (12,321)
      Change in advances to oil and gas operators. .      --        (54)
      Proceeds from sale of marketable equity
        securities . . . . . . . . . . . . . . . . .      --      3,410
      Purchase of marketable equity securities . . .      --     (1,845)
      Other property additions . . . . . . . . . . .    (159)        --
      Changes in other assets. . . . . . . . . . . .     (66)       129
                                                     --------   --------
                Net investing cash outflows. . . . . (11,771)   (72,181)
                                                     --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from preferred stock offering, net. .      --    105,495
      Repurchases of preferred stock . . . . . . . .    (998)        --
      Long-term borrowings . . . . . . . . . . . . .   3,500         --
      Long-term debt repayments. . . . . . . . . . .      --    (59,090)
      Preferred dividend paid. . . . . . . . . . . .  (1,758)        --
                                                     --------   --------
                Net financing cash inflows . . . . .     744     46,405

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS . .   2,180     (5,217)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD . .   2,435     12,260
                                                     --------   --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD . . . . .  $4,615     $7,043
                                                     ========   ========


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

All such adjustments are of a normal recurring nature. The results of operations for the interim period are not necessarily indicative of the results to be expected for an entire year. Certain information, accounting policies, and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the Company's Form 10K for the calendar year 1998 which includes financial statements and notes thereto.

Note 2 - Commodity Price Risk Management Activities: The Company periodically enters into commodity price risk management transactions such as swaps and options in order to manage its exposure to oil and gas price volatility. Gains and losses related to qualifying hedges of the Company's oil and gas production are deferred and recognized as revenues as the associated production occurs. Reference is made to the December 31, 1998 financial statements of Belco Oil & Gas Corp., included in the Form 10-K for the calendar year 1998, for a more thorough discussion of the Company's commodity price risk management activities.

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

For the three months ended March 31, 1999, the Company had net commodity price risk management losses of $460,000 consisting of $7.0 million in cash settlements and $7.5 million in mark-to-market net losses. This compares to a $1.8 million net loss consisting of $3.1 million in cash settlements and $1.3 million in mark-to-market net gains, reported in the first three months of 1998 related to its price risk management activities.

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

Note 4 - Capital Stock:

Net Income (Loss) Per Common Share

A reconciliation of the components of basic and diluted net income
(loss) per common share for the three months ended March 31, 1999 and 1998 is presented in the table below (in thousands, except per share amounts):

                                                     Three Months Ended
                                                           March 31,
                                                     -------------------
                                                        1999     1998
                                                     ---------  --------
Basic net loss per share:
    Net loss                                          ($3,212) ($59,393)
    Less:  Preferred Stock dividends                   (1,753)     (592)
    Loss attributable to common shareholders          ($4,965) ($59,985)
    Weighted average shares of common stock
      outstanding (1)                                  31,529    31,583
    Basic net loss per share                           ($0.16)   ($1.90)
    Diluted net income (loss) per share:
      Weighted average shares of common stock
        outstanding (1)                                31,529    31,583
    Effect of dilutive securities:
      Restricted stock (2)                                 --        --
      Preferred stock, warrants and stock options (2)      --        --
      Average shares of common stock outstanding
        including dilutive securities                  31,529    31,583
      Diluted net loss per share                       ($0.16)   ($1.90)

_____________

(1) Includes shares issued and outstanding minus non-vested restricted stock.
(2) Amounts are not included in the computation of diluted net loss per share because to do so would have been antidilutive.

Note 5 - Comprehensive Income: In the first quarter of 1998 the Company adopted SFAS No. 130, "Reporting Comprehensive Income" which requires disclosure of comprehensive income and its components in the financial statements. For the Company, comprehensive income includes net income and reserve for unrealized losses on marketable equity securities held. The components of comprehensive income for the quarter ended March 31, 1999 and 1998 are as follows (in thousands):

                                                     Three Months Ended
                                                           March 31,
                                                     -------------------
                                                       1999       1998
                                                     ---------  --------
Net income (loss)                                     ($3,212) ($59,393)
Less:  Reclassification adjustment for losses
  included in net income                                   --     1,320
Total Comprehensive Income (Loss)                     ($3,212) ($58,073)


              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW
========
Belco Oil & Gas Corp. and its subsidiaries (the "Company") is an independent energy company engaged in the exploration for and the acquisition, exploitation, development and production of natural gas and oil in the United States primarily in the Rocky Mountains, the Permian Basin, the Mid-Continent region and the Austin Chalk Trend. Since its inception in April 1992, the Company has grown its reserve base largely through a balanced program of exploration and development drilling and through acquisitions. The Company concentrates its activities primarily in four core areas in which it has accumulated detailed geologic knowledge and has developed significant management and technical expertise. Additionally, the Company structures its participation in natural gas and oil exploration and development activities to minimize initial costs and risks, while permitting substantial follow-on investment.

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

The Company's revenue, profitability and future rate of growth are substantially dependent upon prevailing prices for natural gas, oil and condensate. These prices are dependent upon numerous factors beyond the Company's control, such as economic, political and regulatory developments and competition from other sources of energy. Energy markets have historically been very volatile, and there can be no assurance that oil and natural gas prices will not be subject to wide fluctuations in the future. A substantial or extended decline in oil and natural gas prices could have a material adverse effect on the Company's financial position, results of operations and access to capital, as well as the quantities of natural gas and oil reserves that the Company may economically produce. Natural gas produced is sold under contracts that primarily reflect spot market conditions for their particular area. The Company markets its oil with other working interest owners on spot price contracts and typically receives a small premium to the price posted for such oil. Currently, approximately 64% of the Company's production volumes relate to the sale of natural gas (based on six Mcf of gas being considered equivalent to one barrel of oil).

The Company utilizes commodity swaps and options and other commodity price risk management transactions related to a portion of its oil and natural gas production to achieve a more predictable cash flow, and to reduce its exposure to price fluctuations. The Company accounts for these transactions as hedging activities or uses mark-to-market accounting for those contracts that do not qualify for hedge accounting. As of March 31, 1999, the Company has various natural gas and oil price risk management contracts in place with respect to substantial portions of its estimated remaining production for calendar year 1999 and with respect to lesser portions of its estimated production for 2000 and 2001. The Company expects from time to time to either add or reduce the amount of price risk management contracts that it has in place in keeping with its price risk management strategy.

The following table sets forth certain operations data of the Company for the periods presented:

                                    Three Months
                                   Ended March 31,        Variances
                                     (Unaudited)
                                   ---------------    ------------------
                                    1999     1998       AMOUNT      %
                                   ------   ------    ----------  ------
Oil and Gas Sales (Unhedged)
  (in thousands)                  $24,985   $34,833   ($9,848)     (28%)
Commodity Price Risk Management
  (in thousands)
     - cash settlements (1)         7,034    (3,098)   10,132      327%
     - non-cash mark-to-market     (7,494)    1,331    (8,825)    (663%)
Weighted Average Sales Prices
  (Unhedged):
     Oil (per Bbl)                $ 11.37   $ 14.44    ($3.07)     (21%)
     Gas (per Mcf)                   1.57      2.01     (0.44)     (22%)
Net Production Data:
     Oil (MBbl)                       886     1,074      (188)     (18%)
     Gas (MMcf)                     9,494     9,622      (128)      (1%)
     Gas equivalent (MMcfe)        14,810    16,066    (1,255)      (8%)
Data per Mcfe:
     Oil and gas sales revenues
       (Unhedged)                  $ 1.69    $ 2.17    ($0.48)     (22%)
     Commodity Price Risk
       Management Activities (2)    (0.03)    (0.10)     0.07       70%
     Oil and gas operating expenses (0.65)    (0.59)    (0.06)     (10%)
     General and administrative     (0.08)    (0.07)    (0.01)     (14%)
     Depreciation, depletion and
       amortization                 (0.90)    (0.90)       --        --
     Pre-tax operating profit (3)   $0.03     $0.51    ($0.48)     (94%)

___________________________

(1)  Includes cash premiums received.
(2) Includes net results of commodity price risk management activities (cash and non-cash).
(3) Exclude ceiling test and other impairment provisions, interest income and interest expense.

RESULTS OF OPERATIONS
=====================
Three Months Ended March 31, 1999 Compared to March 31, 1998
------------------------------------------------------------
Revenues
--------
During the first quarter of 1999, oil and gas sales revenues (unhedged) declined from $34.8 million to $25.0 million when compared to the prior year comparable period due principally to a substantial decline in commodity prices in the first quarter of 1999. Average price realizations, excluding price risk management activities, for both oil and natural gas in the first quarter of 1999 compared to last year's first quarter were lower by 21% and 22%, respectively. Oil production volume during the first quarter of 1999 declined by 18% and natural gas production declined by 1% compared to the prior year comparable period. Natural gas production represented approximately 64% of total Company production on an Mcfe basis up from the 60% reported in the first quarter of 1998.

As a result of upward price movement in oil prices during the first quarter of 1999, commodity price risk management activities resulted in non-cash net losses of $0.5 million, including $7.0 million in cash settlements received and a $7.5 million non-cash reversal of mark-to-market gains reported in the fourth quarter of 1998 based on year-end 1998 prices.

Costs and Expenses
------------------
Production and operating expenses increased to $9.7 million for the first quarter of 1999 when compared to the $9.5 million for the comparable period in 1998. The increase is primarily due to reduced
cost efficiencies related to lower unit production.   Operating costs
were $0.65 per Mcfe for the first quarter of 1999 when compared to $0.59 per Mcfe in the first quarter of 1998.

Depreciation, depletion and amortization ("DD&A"), for the quarter ended March 31, 1999 was $13.3 million, a $1.2 million decline when compared to the $14.5 million recorded in the prior year comparable period. The current DD&A rate per Mcfe is $0.90, unchanged from the comparable prior year quarter.

General and administrative expense ("G&A") increased 14% in the first quarter of 1999 to $1.3 million primarily due to personnel and related cost increases when compared to the $1.1 million incurred in the first quarter of 1998. The rate per Mcfe for G&A costs increased from $0.07 to $0.08.

Income (Loss) Before Income Taxes
---------------------------------
The Company's reported loss before income tax benefits for the first quarter of 1999 was $4.9 million. This compares to a pre-tax loss of $85.9 million reported in the first quarter of 1998. The reduced loss primarily reflects the absence of an $80 million non-cash ceiling test provision reported in the prior year first quarter.

Income Taxes
------------
Income tax benefits were recorded for the 1999 first quarter in the amount of $1.7 million as a result of the reported pre-tax loss. The first quarter 1998 income tax benefit recorded was $26.5 million.


LIQUIDITY AND CAPITAL RESOURCES
===============================
General
-------
In September 1997, the Company entered into a five-year $150 million Credit Agreement dated September 23, 1997 (the "Credit Facility") with The Chase Manhattan Bank, N.A., as administrative agent (the "Agent") and other lending institutions (the "Banks"). The Credit Facility provides for an aggregate principal amount of revolving loans of up to the lesser of $150 million or the Borrowing Base (as defined) in effect from time to time, and includes a sub-facility from the Agent for letters of credit. The Borrowing Base at March 31, 1999 was $150 million with $33.0 million advanced to the Company at that date. The borrowing base is redetermined by the Agent and the Banks semi-annually based upon their usual and customary oil and gas lending criteria as such exist from time to time. In addition, the Company may request two additional redeterminations and the Banks may request one additional redetermination per year.

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

In September 1997, the Company issued $150 million of the 8-7/8% Senior Subordinated Notes due 2007 (the "8-7/8% Notes"). Interest on the 8-7/8% Notes accrues at the rate of 8-7/8% per annum and is payable semi-annually in arrears on March 15 and September 15 of each year, commencing on March 15, 1998. The 8-7/8% Notes mature on September 15, 2007 unless previously redeemed. Except under limited circumstances, the 8-7/8% Notes are not redeemable at the Company's option prior to September 15, 2002. Thereafter, the 8-7/8% Notes will be subject to redemption at the option of the Company, in whole or in part, at specified redemption prices, plus accrued and unpaid interest, if any, thereon to the applicable redemption date. In addition, upon a change of control (as defined in the indenture pursuant to which the 8-7/8% Notes were issued) the Company is required to offer to redeem the 8-7/8% Notes for cash at 101% of the principal amount, plus accrued and unpaid interest, if any, thereon to the applicable date of repurchase.

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

On February 25, 1998, the Company merged Coda into Belco and immediately thereafter transferred all of Coda's assets and liabilities, except for Coda's obligations under its 10-1/2% Senior Subordinated Notes due 2006 ("the 10-1/2% Notes") to Belco Energy Corp., a Nevada corporation and a wholly owned subsidiary of the Company. As of December 31, 1998, the Company also had $109 million principal amount outstanding under the 10-1/2% Notes. Interest on the 10-1/2% Notes accrue at the rate of 10-1/2% per annum and is payable semi-annually in arrears on April 1 and October 1 of each year. Except under limited circumstances, the 10-1/2%

Notes are not redeemable at the Company's option prior to April 1, 2001. Thereafter the 10-1/2% Notes will be subject to redemption at specified prices, plus accrued and unpaid interest, if any, thereon to the applicable redemption date.

The 10-1/2% Notes are general unsecured obligations of the Company and are subordinated in right of payment to all existing and future Senior Debt (as defined) of the Company, including any bank debt.

The Company entered into interest rate swap agreements converting two long-term debt fixed rate obligations to floating rate obligations as follows:


Agreement     Transaction    Fixed     Floating     Floating Rate
  Amount         Date        Rate        Rate      Expiration Date
---------     -----------    -----     ---------   ---------------
$100 million     12/97       8.875%      8.280%   March 15, 2000 (a)
$110 million     12/97      10.500%     10.120%   April 1, 2000 (a)
 $50 million      1/98       8.875%      7.919%   September 15, 1999 (a)

_______________________
(a) Floating rate is redetermined at each six month period following the expiration through September 15, 2007.

The agreements obligate the Company to actually pay the indicated floating rate rather than the original fixed rate. The floating rates are capped at 8-7/8% through September 15, 2001 and at 10% from March 15, 2002 through September 15, 2007 on the 8-7/8% Notes and capped at 10-1/2% through October 1, 1999 and 11.625% from April 1, 2000 through April 1, 2003 on the 10-1/2% Notes. The agreements reduced the Company's 1998 interest expense by approximately $1 million.

On March 10, 1998 the Company completed the sale of 4.37 million shares of its 6-1/2% Convertible Preferred Stock (the "Preferred Stock"). The Preferred Stock has a liquidation preference of $25 per share and is convertible at the option of the holder into shares of the Company's Common Stock at an initial conversion rate of 1.1292 shares of Common Stock for each share of Preferred Stock, equivalent to a conversion price of $22.14 per share of Common Stock. The Company received net proceeds from the sale of the Preferred Stock of $105.1 million, which was used to pay down bank indebtedness.

On June 12, 1998, the Company, through its wholly-owned Canadian subsidiary, purchased approximately $10.5 million of 5% Convertible Preferred Stock of Big Bear, a Canadian oil and gas company, at approximately $0.85 per share with each share convertible into one common share of Big Bear. The Company was also issued approximately $120 million of Special Acquisition Warrants at a price of approximately $0.72 per warrant. In connection with the issuance of the Special Acquisition Warrants, the Company deposited a $60 million letter of credit and 3,436,000 shares of the Company's common stock into an escrow account. On November 10, 1998, the Company executed a restructuring agreement whereby (i) the Company agreed to convert the Big Bear 5% Convertible Preferred Stock into 21,428,571 shares of Big Bear Common Stock at a conversion price of approximately $0.50 per share (reduced from $0.85 per share), (ii) the Special Acquisition Warrants were canceled, (iii) the Belco representatives resigned from Big Bear's Board of Directors, (iv) the $60 million letter of credit was canceled, and
(v) the 3,436,000 shares of Company common stock held in the escrow account were returned to the Company and designated as unissued. The restructuring agreement closed on January 22, 1999. Immediately following the closing of the restructuring agreement, an 11 to 1 reverse split of Big Bear Common Shares was effected and Belco, through its wholly-owned Canadian subsidiary, now owns 1,948,052 common shares or approximately 4.6% ownership in Big Bear.

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

Cash Flow
---------
Operating cash flow, a measure of performance for exploration and production companies, is generally derived by adjusting net income to eliminate the effects of the non-cash components included in the net income calculation such as depreciation, depletion and amortization expense, provision for deferred income taxes, ceiling test provisions, and the non-cash effects of investing and commodity price risk management activities. First quarter operating cash flow was approximately $13.2 and $20.6 million for the years 1999 and 1998, respectively. The Company had working capital of $14.4 million as of March 31, 1999, a decrease of $0.4 million from the $14.8 million available as of December 31, 1998.

Capital Expenditures
--------------------
During the three months ending March 31, 1999 the Company incurred approximately $11.5 million on capital expenditures. For 1998, the Company incurred capital expenditures in the amount of $133.1 million, including property acquisitions totalling $52.2 million.

The Company intends to fund its future capital expenditures, commitments and working capital requirements through cash flows from operations, borrowings under the Credit Facility or other potential financings. The Company has a 1999 capital expenditure budget of approximately $75 million, with $25 million allocated to potential acquisitions. If there are changes in oil and natural gas prices, however, that correspondingly affect cash flows and the Borrowing Base under the Credit Facility, the Company has the discretion and ability to adjust its capital budget.
The Company believes that it will have sufficient capital resources and liquidity to fund its capital expenditures and meet all of its financial obligations as they come due.

On December 15, 1998, the Company's Board of Directors authorized the purchase from time to time, in the open market or in privately negotiated transactions, shares of its Common and 6-1/2% Convertible Preferred Stock, in an aggregate amount not to exceed $10 million. As of March 31, 1999 the Company expended approximately $1.8 million acquiring 120,900 shares of its 6-1/2% Convertible Preferred Stock.

Commodity Price Risk Management Transactions
--------------------------------------------
Certain of the Company's commodity price risk management arrangements require the Company to deliver cash collateral or other assurances of performance to the counterparties in the event that the Company's payment obligations with respect to its commodity price risk management transactions exceed certain levels.

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

Other
=====
Environmental Matters
---------------------
The Company's operations are subject to various federal, state and local laws and regulations relating to the protection of the environment, which have become increasingly stringent. The Company believes its current operations are in material compliance with current environmental laws and regulations. There are no environmental claims pending or, to the Company's knowledge, threatened against the Company. There can be no assurance, however, that current regulatory requirements will not change, currently unforeseen environmental incidents will not occur or past noncompliance with environmental laws will not be discovered on the Company's properties.

Year 2000 Compliance
--------------------
The year 2000 issue concerns deal with the potential inability of information technology and non-information technology systems and processes to properly recognize and process date-sensitive information before, during, and after December 31, 1999.

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

Information Regarding Forward Looking Statements
------------------------------------------------
The information contained in this Form 10-Q includes certain forward-looking statements. When used in this document, such words as "expect", "believes", "potential", and similar expressions are intended to identify forward-looking statements. Although the Company believes that its expectations are based on reasonable assumptions, it is important to note that actual results could differ materially from those projected by such forward-looking statements. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, the timing and extent of changes in commodity prices for oil and gas, the need to develop and replace reserves, environmental risk, the substantial capital expenditures required to fund its operations, drilling and operating risks, risks related to exploration and development, uncertainties about the estimates of reserves, competition, government regulation and the ability of the Company to implement its business strategy.


ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

As of March 31, 1999, the Company had substantial derivative financial instruments outstanding and related to its market risk management program. See Item 1, Note 2 and Item 2, "Management's Discussion And Analysis of Financial Condition And Results of Operations" for additional information related to the Company's market risk management
activities during the first quarter of 1999.   There has not been a
material change in the Company's exposure to commodity price and interest rate risk since the date of the 1998 Form 10-K filing.

                               PART II

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


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

   (a)              Exhibits.

Exhibit No.
       27*        Financial Data Schedule
___________________
* Filed herewith

(b)      Reports on Form 8-K: None.

                             SIGNATURES
                             ----------
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     BELCO OIL & GAS CORP.

Date: May 13, 1999                   /s/ LAURENCE D. BELFER
                              ------------------------------------------
                                         LAURENCE D. BELFER
                             (VICE-CHAIRMAN AND CHIEF OPERATING OFFICER)


Date: May 13, 1999                   /s/ DOMINICK J. GOLIO
                              ------------------------------------------
                                         DOMINICK J. GOLIO
                                 (SENIOR VICE PRESIDENT-FINANCE AND
                                       CHIEF FINANCIAL OFFICER)


                                     EXHIBIT 27

                     FINANCIAL DATA SCHEDULE

[TYPE]  Ex 27
[DESCRIPTION] ART. 5 FDS FOR 1ST QUARTER 10-Q
[ARTICLE] 5
[MULTIPLIER] 1,000

<PERIOD TYPE>                                     3-MOS
<FISCAL YEAR END>                            DEC-31-1999
<PERIOD END>                                       MAR-31-1999
[CASH]                                                    4,615
[SECURITIES]                                        0
[RECEIVABLES]                                   22,148
[ALLOWANCES]                                   0
[INVENTORY]                                       0
<CURRENT ASSETS>                            39,963
[PP&E]                                                    1,016,478
[DEPRECIATION]                                 (579,614)
<TOTAL ASSETS>                                  491,526
<CURRENT LIABILITIES>                    25,565
[BONDS]                                                 298,337
<PREFERRED MANDATORY>             0
[PREFERRED]                                        42
[COMMON]                                            318
[OTHER-SE]                                           132,064
<TOTAL LIABILITY AND EQUITY>   491,526
[SALES]                                                  24,985
<TOTAL REVENUES> <F1>                  24,725
[CGS]                                                       23,033
<TOTAL COSTS>                                    252,033
<OTHER EXPENSES>                            1,258
[LOSS-PROVISION]                              0
[INTEREST-EXPENSE]                         5,375
[INCOME-PRETAX]                              (4,941)
<INCOME TAX>                                      (1,729)
[INCOME-CONTINUING]                     (3,212)
[DISCONTINUED]                                 0
[EXTRAORDINARY]                            0
[CHANGES]                                            0
<NET INCOME>                                      3,212
[EPS-PRIMARY]                                    (0.16)
[EPS-DILUTED]                                     (0.16)

     <F1> Includes cash premiums received.