Form 10-Q
period 1999-06-30
BELCO OIL & GAS CORP
filed 1999-08-13
CIK 889005

=============================================================================

                           UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                           ______________

                             FORM 10-Q

          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934
            FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999


                  Commission file number 001-14256

                           ______________

                       BELCO OIL & GAS CORP.
       (Exact name of registrant as specified in its charter)


                              Nevada
                   (State or other jurisdiction
                 of incorporation or organization)

                    767 Fifth Avenue, 46th Floor
                         New York, New York
              (Address of principal executive offices)
                             13-3869719
                 (IRS Employer Identification Number)

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

                     Yes 'X'                      No

  As of June 30, 1999, there were 31,769,900 shares of the Registrant's Common Stock, par value $.01 per share, outstanding.

=============================================================================

FINANCIAL STATEMENTS

                        BELCO OIL & GAS CORP.
                CONDENSED CONSOLIDATED BALANCE SHEETS
           (in thousands, except share and per share data)


                                                   June 30,
                                                     1999       December 31,
                                                  (Unaudited)       1998
                                                  -----------   ------------
                                ASSETS
CURRENT ASSETS:
      Cash and cash equivalents. . . . . . . . . .  $  4,344      $  2,435
      Accounts receivable, oil and gas . . . . . .    23,694        28,464
      Assets from commodity price risk management
        activities . . . . . . . . . . . . . . . .     2,977        18,643
      Other current assets . . . . . . . . . . . .     4,148         1,005
                                                    --------      --------
           Total current assets  . . . . . . . . .    35,163        50,547
                                                    --------      --------
PROPERTY AND EQUIPMENT:
  Oil and gas properties at cost based on full
    cost accounting
      Proved oil and gas properties. . . . . . . .   947,233       931,218
      Unproved oil and gas properties. . . . . . .    79,532        74,935
      Less--Accumulated depreciation, depletion
        and amortization . . . . . . . . . . . . .  (592,957)     (566,613)
                                                    --------      --------
           Net oil and gas properties. . . . . . .   433,808       439,540
                                                    --------      --------
      Building and other equipment . . . . . . . .     8,863         8,633
      Less--Accumulated depreciation . . . . . . .    (1,948)       (1,281)
                                                    --------      --------
           Net building and other equipment. . . .     6,915         7,352
                                                    --------      --------
OTHER ASSETS . . . . . . . . . . . . . . . . . . .     6,027         8,097
                                                    ========      ========
           Total assets. . . . . . . . . . . . . .  $481,913      $505,536
                                                    ========      ========

                           LIABILITIES AND EQUITY
CURRENT LIABILITIES:
     Accounts payable. . . . . . . . . . . . . . . $  11,989     $  18,372
     Liabilities from commodity price risk
       management activities . . . . . . . . . . .     7,159         5,393
     Accrued interest. . . . . . . . . . . . . . .     7,021         6,897
     Other accrued liabilities . . . . . . . . . .     5,548         5,064
                                                    --------      --------
          Total current liabilities. . . . . . . .    31,717        35,726
                                                    --------      --------
LONG-TERM DEBT . . . . . . . . . . . . . . . . . .   291,178       294,990
DEFERRED INCOME TAXES. . . . . . . . . . . . . . .    26,401        31,833
LIABILITIES FROM COMMODITY PRICE RISK MANAGEMENT
  ACTIVITIES . . . . . . . . . . . . . . . . . . .     8,439         4,696
STOCKHOLDERS' EQUITY:
      6-1/2% Convertible Preferred stock, $.01
        par value; 10,000,000 shares authorized;
        4,249,100 and 4,312,000 issued and
        outstanding at June 30, 1999 and
        December 31, 1998, respectively. . . . . .        42            43
      Common stock ($.01 par value, 120,000,000
        shares authorized; 31,769,900 and
        31,609,900 shares issued and outstanding
        at June 30, 1999 and December 31, 1998,
        respectively). . . . . . . . . . . . . . .       318           316
      Additional paid-in capital . . . . . . . . .   301,197       301,416
      Retained earnings (deficit). . . . . . . . .  (174,934)     (161,627)
      Unearned compensation. . . . . . . . . . . .    (1,670)       (1,082)
      Notes receivable for equity interest . . . .      (775)         (775)
                                                    --------      --------
           Total stockholders' equity. . . . . . .   124,178       138,291
                                                    --------      --------
           Total liabilities and stockholders'
             equity. . . . . . . . . . . . . . . .  $481,913      $505,536
                                                    ========      ========


                        BELCO OIL & GAS CORP.
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (in thousands, except per share data)
                             (Unaudited)

                                                         Three Months
                                                             Ended
                                                            June 30,
                                                       -----------------
                                                        1999       1998
                                                       ------     ------

   Oil and gas sales . . . . . . . . . . . . . . . .  $31,834    $33,426
   Commodity price risk management activities
     - cash settlements (a). . . . . . . . . . . . .    3,059      3,887
     - non-cash mark-to-market . . . . . . . . . . .  (15,521)        50
     Interest and other. . . . . . . . . . . . . . .      200        140
                                                      --------   -------

     Total revenues. . . . . . . . . . . . . . . . .   19,572     37,503
                                                      --------   -------
COSTS AND EXPENSES:
   Oil and gas operating expenses. . . . . . . . . .    9,880      9,715
   Depreciation, depletion and amortization. . . . .   13,680     14,333
   General and administrative. . . . . . . . . . . .    1,216      1,274
   Interest expenses . . . . . . . . . . . . . . . .    4,975      5,557
   Impairment of oil and gas properties. . . . . . .       --     74,000
   Impairment of equity securities . . . . . . . . .       --      4,000
                                                      --------   -------
     Total costs and expenses. . . . . . . . . . . .   29,751    108,879
                                                      --------   -------
LOSS BEFORE INCOME TAXES . . . . . . . . . . . . . .  (10,179)   (71,376)

INCOME TAX BENEFIT . . . . . . . . . . . . . . . . .   (3,562)   (27,530)
                                                      --------   -------
NET LOSS . . . . . . . . . . . . . . . . . . . . . .   (6,617)   (43,846)

PREFERRED STOCK DIVIDENDS. . . . . . . . . . . . . .   (1,726)    (1,263)
                                                      --------   -------
EARNINGS (LOSS) ON COMMON STOCK. . . . . . . . . . .  ($8,343)  ($45,109)
                                                      ========   =======
EARNINGS (LOSS) PER SHARE OF COMMON STOCK, BASIC
  AND FULLY DILUTED. . . . . . . . . . . . . . . . .   ($0.26)    ($1.43)
                                                      ========   =======
AVERAGE NUMBER OF COMMON SHARES USED IN COMPUTATION,
  BASIC AND FULLY DILUTED. . . . . . . . . . . . . .   31,600     31,609
                                                      ========   =======
_____________________________
(a)  Includes cash premiums received.


                                                         Six Months
                                                            Ended
                                                           June 30,
                                                       ----------------
                                                        1999      1998
                                                       ------    ------
REVENUES:
   Oil and gas sales . . . . . . . . . . . . . . . .  $56,819   $68,259
   Commodity price risk management activities
     - cash settlements (a). . . . . . . . . . . . .   10,093       743
     - non-cash mark-to-market . . . . . . . . . . .  (23,015)    1,427
     Interest and other. . . . . . . . . . . . . . .      400       425
                                                      --------   ------

     Total revenues. . . . . . . . . . . . . . . . .   44,297    70,854
                                                      --------   ------
COSTS AND EXPENSES:
   Oil and gas operating expenses. . . . . . . . . .   19,581    19,195
   Depreciation, depletion and amortization. . . . .   27,012    28,794
   General and administrative. . . . . . . . . . . .    2,474     2,399
   Interest expenses . . . . . . . . . . . . . . . .   10,350     9,677
   Impairment of oil and gas properties. . . . . . .       --   154,000
   Impairment of equity securities . . . . . . . . .       --    14,100
                                                      --------   ------
     Total costs and expenses. . . . . . . . . . . .   59,417   228,165
                                                      --------   ------
LOSS BEFORE INCOME TAXES . . . . . . . . . . . . . .  (15,120) (157,311)

INCOME TAX BENEFIT . . . . . . . . . . . . . . . . .   (5,292)  (54,072)
                                                      --------   ------
NET LOSS . . . . . . . . . . . . . . . . . . . . . .   (9,828) (103,239)

PREFERRED STOCK DIVIDENDS. . . . . . . . . . . . . .   (3,479)   (1,855)
                                                      --------   -------
EARNINGS (LOSS) ON COMMON STOCK. . . . . . . . . . . ($13,307)($105,094)
                                                      ========   ======
EARNINGS (LOSS) PER SHARE OF COMMON STOCK, BASIC
  AND FULLY DILUTED. . . . . . . . . . . . . . . . .   ($0.42)   ($3.33)
                                                      ========   ======
AVERAGE NUMBER OF COMMON SHARES USED IN COMPUTATION,
  BASIC AND FULLY DILUTED. . . . . . . . . . . . . .   31,600    31,609
                                                      ========   ======
_____________________________
(a)  Includes cash premiums received.



                        BELCO OIL & GAS CORP.
       CONDENSED CONSOLIDATED CHANGES IN STOCKHOLDERS' EQUITY
                           (in thousands)
                             (Unaudited)


                    Preferred Stock    Common Stock   Additional
                      Outstanding      Outstanding      Paid-In     Unearned
                    Shares   Amount   Shares  Amount    Capital   Compensation
                    ------   ------   ------  ------  ----------- ------------
BALANCE, 12/31/98   4,312       $43   31,609    $316   $301,416     ($1,082)
                    ------   ------   ------  ------  ----------- ------------

Repurchase Pre-
ferred Stock          (63)       (1)       -       -       (997)          -

Restricted stock
issued/earned           -         -      160       2        778        (588)

Net Loss                -         -        -       -          -           -

Preferred dividend
paid                    -         -        -       -          -           -
                    ------    -----    -----   -----    -------   ---------

BALANCE, 6/30/99    4,249       $42   31,769    $318   $301,197     ($1,670)
                    ------    -----   ------   -----   --------   ----------



                                               Notes
                          Retained           Receivable
                          Earnings           for Equity
                          (Deficit)           Interest            Total
                          ---------          ----------         ----------

BALANCE, 12/31/98         ($161,627)             ($775)           $138,291
                          ----------         ----------         ----------

Repurchase Preferred Stock        -                  -                (998)

Restricted stock issued
/earned                           -                  -                 192

Net Loss                     (9,828)                 -              (9,828)

Preferred dividend paid      (3,479)                 -              (3,479)
                         -----------        -----------         -----------

BALANCE, 6/30/99          ($174,934)             ($775)           $124,178
                         -----------        -----------         -----------



                        BELCO OIL & GAS CORP.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (in thousands)
                             (Unaudited)

                                                         Six Months Ended
                                                             June 30,
                                                         ----------------
                                                          1999      1998
                                                         ------    ------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net loss . . . . . . . . . . . . . . . . . . . .  ($9,828) ($103,239)
      Adjustments to reconcile net income (loss)
        to net operating cash inflows--
           Depreciation, depletion and amortization. .   27,012     28,794
           Impairment of oil and gas properties. . . .       --    154,000
           Deferred tax benefit. . . . . . . . . . . .   (5,292)   (54,072)
           Impairment of marketable equity securities.       --     14,100
           Commodity price risk management activities.    5,583     (3,696)
           Other . . . . . . . . . . . . . . . . . . .       57        583

           Changes in operating assets and liabilities --
             Accounts receivable, oil and gas. . . . .    2,765     19,248
             Assets from commodity price risk manage-
               ment activities . . . . . . . . . . . .   15,666         --
             Other current assets. . . . . . . . . . .       82        (35)
             Accounts payable and accrued liabilities.   (4,008)    (4,826)
                                                        --------   --------
                Net operating cash inflows . . . . . .   32,037     50,857

CASH FLOWS FROM INVESTING ACTIVITIES:
      Exploration and development expenditures . . . .  (21,352)   (44,728)
      Purchases of oil and gas properties. . . . . . .     (484)   (38,343)
      Proceeds from sale of oil and gas properties . .        2      3,872
      Changes in accounts payable and accrued lia-
        bilities for oil and gas expenditures. . . . .       --    (16,744)
      Change in advances to oil and gas operators. . .       --        (80)
      Equity investment in Big Bear Exploration Ltd. .       --    (10,268)
      Proceeds from sale of marketable equity secur-
        ities. . . . . . . . . . . . . . . . . . . . .       --     10,819
      Purchase of marketable equity securities . . . .       --     (1,851)
      Other property additions . . . . . . . . . . . .     (230)        --
      Changes in other assets. . . . . . . . . . . . .      (87)    (1,378)
                                                        --------   --------
                Net investing cash outflows. . . . . .  (22,151)   (98,701)

CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from preferred stock offering, net. . .       --    105,495
      Repurchases of preferred stock . . . . . . . . .     (998)        --
      Long-term borrowings . . . . . . . . . . . . . .    7,000         --
      Long-term debt repayments. . . . . . . . . . . .  (10,500)   (58,396)
      Preferred dividend paid. . . . . . . . . . . . .   (3,479)    (1,855)
                                                        --------   --------
                Net financing cash inflows . . . . . .   (7,977)    45,244

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS . . .    1,909     (2,600)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD . . .    2,435     12,260
CASH AND CASH EQUIVALENTS AT END OF PERIOD . . . . . .   $4,344     $9,660


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

These financial statements should be read in conjunction with the Company's Form 10-K for the calendar year 1998 which includes financial statements and notes thereto.

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

For the six months ended June 30, 1999, the Company had net commodity price risk management losses of $12.9 million consisting of $10.1 million in cash settlements and $23.0 million in mark-to-market net losses. This compares to a $2.2 million net gain consisting of $0.7 million in cash settlements and $1.4 million in mark-to-market net gains, reported in the first six months of 1998 related to its price risk management activities.

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

Note 4 - Capital Stock:

Net Income (Loss) Per Common Share

A reconciliation of the components of basic and diluted net income (loss) per common share for the three and six months ended June 30, 1999 and 1998 is presented in the table below (in thousands, except per share amounts):

                                       Three Months            Six Months
                                           Ended                  Ended
                                          June 30,               June 30,
                                   --------------------   --------------------
                                     1999        1998       1999       1998
                                    ------      ------     ------     ------
Basic net income (loss) per share:
  Net loss                         ($6,617)   ($43,846)   ($9,828) ($103,239)
  Less:  Preferred Stock dividends  (1,726)     (1,263)    (3,479)    (1,855)
                                   --------   ---------   --------  ---------
Loss attributable to common
  shareholders                     ($8,343)   ($45,109)  ($13,307) ($105,094)
                                   ========   =========   ======== ==========
Weighted average shares of common
  stock outstanding (1)             31,600      31,609     31,600     31,609
                                   --------   ---------   --------  ---------
Basic net income (loss) per share   ($0.26)     ($1.43)    ($0.42)    ($3.33)
                                   ========   =========   ========  =========
Diluted net income (loss) per share:
  Weighted average shares of common
    stock outstanding (1)           31,600      31,609     31,600     31,609
Effect of dilutive securities:
  Restricted stock (2)                   -           -          -          -
  Preferred stock, warrants and
    stock options (2)                    -           -          -          -
                                   --------   ---------   --------  ---------
Average shares of common stock
  outstanding including dilutive
  securities                        31,600      31,609     31,600     31,609
                                   ========   =========   ======== =========
Diluted net loss per share          ($0.26)     ($1.43)    ($0.42)    ($3.33)
                                   ========   =========   ======== =========

_____________

(1)  Includes shares issued and outstanding minus non-vested restricted stock.
(2) Amounts are not included in the computation of diluted net loss per share because to do so would have been antidilutive.

Note 5 - Comprehensive Income: In the first quarter of 1998 the Company adopted SFAS No. 130, "Reporting Comprehensive Income" which requires disclosure of comprehensive income and its components in the financial statements. For the Company, comprehensive income includes net income and reserve for unrealized losses on marketable equity securities held. The components of comprehensive income for the six months ended June 30, 1999 and 1998 are as follows (in thousands):


                                                       Six Months Ended
                                                           June 30,
                                                       -----------------
                                                        1999       1998
                                                       ------     ------
Net income (loss)                                     ($9,828)  ($103,239)
Less:  Reclassification adjustment for losses
  included in net income                                   --       2,000
                                                       -------   ---------
Total Comprehensive Income (Loss)                     ($9,828)  ($101,239)
                                                       =======   =========


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

The Company's revenue, profitability and future rate of growth are substantially dependent upon prevailing prices for natural gas, oil and condensate. These prices are dependent upon numerous factors beyond the Company's control, such as economic, political and regulatory developments and competition from other sources of energy. Energy markets have historically been very volatile, and there can be no assurance that oil and natural gas prices will not be subject to wide fluctuations in the future. A substantial or extended decline in oil and natural gas prices could have a material adverse effect on the Company's financial position, results of operations and access to capital, as well as the quantities of natural gas and oil reserves that the Company may economically produce. Natural gas produced is sold under contracts that primarily reflect spot market conditions for their particular area. The Company markets its oil with other working interest owners on spot price contracts and typically receives a small premium to the price posted for such oil. Currently, approximately 65% of the Company's production volumes relate to the sale of natural gas (based on six Mcf of gas being considered equivalent to one barrel of oil).

The Company utilizes commodity swaps and options and other commodity price risk management transactions related to a portion of its oil and natural gas production to achieve a more predictable cash flow, and to reduce its exposure to price fluctuations. The Company accounts for these transactions as hedging activities or uses mark-to-market accounting for those contracts that do not qualify for hedge accounting. As of June 30, 1999, the Company has various natural gas and oil price risk management contracts in place with respect to substantial portions of its estimated remaining production for calendar year 1999 and with respect to lesser portions of its estimated production for 2000 and 2001. The Company expects from time to time to either add or reduce the amount of price risk management contracts that it has in place in keeping with its price risk management strategy.

The following table sets forth certain operations data of the Company for the periods presented:

                                      Three Months
                                     Ended June 30,            Variances
                                  --------------------        ------------
                                   1999         1998       AMOUNT        %
                                  ------       ------      ------      ------
Oil and Gas Sales (Unhedged)
   (in thousands)                $31,834      $33,426     $(1,592)        (5%)
Commodity Price Risk Management
   (in thousands)
   - cash                       $  3,059     $  3,887       $(828)       (21%)
   - non-cash                    (15,521)          50     (15,571)         -
Weighted Average Sales Prices
   (Unhedged):
   Oil (per Bbl)                 $ 16.01      $ 13.74       $2.27         17%
   Gas (per Mcf)                    1.79         1.96       (0.17)        (9%)
Net Production Data:
   Oil (MBbl)                        881        1,105        (224)       (20%)
   Gas (MMcf)                      9,914        9,296         618          7%
   Gas equivalent (MMcfe)         15,200       15,926        (726)        (5%)
Data per Mcfe:
   Oil and gas sales revenues
     (Unhedged)                $    2.09    $    2.10      ($0.01)          -
   Commodity Price Risk
      Management Activities-
      cash only                     0.20        0.24       (0.04)        (17%)
   Oil and gas operating expenses  (0.65)      (0.61)      (0.04)         (7%)
   General and administrative      (0.08)      (0.08)         --            -
   Depreciation, depletion and
       amortization                (0.90)      (0.90)         --            -
                                  -------     -------     -------        -----
    Pre-tax operating profit (1) $  0.66     $  0.75      ($0.09)        (12%)
                                  =======     =======     =======        =====

__________________
(1) Excluding ceiling test provision, impairment of equity securities and interest income and expenses.


                                      Six Months
                                     Ended June 30,           Variances
                                   ------------------       --------------
                                    1999        1998      AMOUNT           %
                                   ------      ------     ------         -----
Oil and Gas Sales (Unhedged)
   (in thousands)                 $56,819     $68,259    $(11,440)       (17%)
Commodity Price Risk Management
   (in thousands)
   - cash                         $10,093     $   743    $  9,350           -
   - non-cash                     (23,015)      1,427     (24,442)          -
Weighted Average Sales Prices
   (Unhedged):
   Oil (per Bbl)                  $ 13.68     $ 14.09      ($0.41)        (3%)
   Gas (per Mcf)                     1.68        1.99       (0.31)       (16%)
Net Production Data:
   Oil (MBbl)                       1,767       2,179        (412)       (19%)
   Gas (MMcf)                      19,408      18,918         490          3%
   Gas equivalent (MMcfe)          30,013      31,994      (1,981)        (6%)
Data per Mcfe:
   Oil and gas sales revenues
     (Unhedged)                  $   1.89    $   2.13      ($0.24)       (11%)
   Commodity Price Risk
      Management Activities-
      cash only                      0.34        0.02        0.32           -
   Oil and gas operating expenses   (0.65)      (0.60)      (0.05)        (8%)
   General and administrative       (0.08)      (0.07)      (0.01)       (14%)
   Depreciation, depletion and
       amortization                 (0.90)      (0.90)         --           -
                                  --------    --------     -------     ------
     Pre-tax operating profit (1) $  0.60     $  0.58      $ 0.02          3%
                                  ========    ========     =======     ======

__________________
(1) Excluding ceiling test provision, impairment of equity securities and interest income and expenses.

RESULTS OF OPERATIONS
=====================

Three Months Ended June 30, 1999 Compared to June 30, 1998
----------------------------------------------------------

Revenues
--------

During the second quarter of 1999, oil and gas sales revenues (unhedged) declined from $33.4 million to $31.8 million, or 5%, when compared to the prior year comparable period due principally to lower oil production partly offset by higher oil prices and a 7% increase in gas production. Average price realizations for oil improved by 17% to $16.01 per barrel compared to $13.74 per barrel in the prior year comparable period. Natural gas prices, on the other hand, declined by 9% to $1.79 compared to $1.96 in the second quarter of 1998. Average price realizations recited exclude price risk management activities. Oil production declined by 20% during the second quarter of 1999 while natural gas production increased 7% when compared to the prior year comparable period. Natural gas production represented approximately 65% of total Company production on an Mcfe basis, up from the 58% reported in the second quarter of 1998.

As a result of the continued upward price movement in oil prices through the second quarter of 1999, commodity price risk management activities resulted in non-cash net losses of $15.5 million due to mandatory mark-to-market accounting requirements. This non-cash loss was partially offset by approximately $3.1 million in cash settlements received during the quarter. The mark-to-market reported loss primarily represents a reversal of mark-to-market gains reported in the fourth quarter of 1998 based on year-end 1998 prices.

Costs and Expenses
------------------

Production and operating expenses increased to $9.9 million for the second quarter of 1999 when compared to the $9.7 million reported for the second quarter of 1998. The increase is primarily related to reduced cost
efficiencies that result from lower oil production.   Operating costs were
$0.65 per Mcfe for the second quarter of 1999 when compared to $0.61 per Mcfe in the second quarter of 1998.

Depreciation, depletion and amortization ("DD&A"), for the quarter ended June 30, 1999 was $13.7 million, a $0.7 million decline when compared to the $14.3 million recorded in the prior year comparable period. The decline is related to lower volumes produced. The current DD&A rate per Mcfe is $0.90, unchanged from the comparable prior year quarter.

General and administrative expense ("G&A") declined by $58,000 in the second quarter of 1999 to $1.2 million primarily due to cost reduction efforts in response to low commodity prices when compared to the $1.3 million incurred in the second quarter of 1998. The rate per Mcfe for G&A costs is unchanged quarter over quarter at $0.08 per Mcfe.

Income (Loss) Before Income Taxes
---------------------------------

The Company's reported loss before income tax benefits for the second quarter of 1999 was $10.2 million. This compares to a pre-tax loss of $71.4 million reported in the second quarter of 1998. The reduced loss primarily reflects the absence of $78 million of non-cash ceiling test and equity securities impairment provisions reported in the prior year second quarter.

Income Taxes
------------

Income tax benefits were recorded for the 1999 second quarter in the amount of $3.6 million as a result of the reported pre-tax loss. The second quarter 1998 income tax benefit recorded was $27.5 million.

Six Months Ended June 30, 1999 Compared to June 30, 1998
--------------------------------------------------------

Revenues
--------

For the first six months of 1999, oil and gas sales revenues (unhedged) declined $11.4 million, or 17% to $56.8 million when compared to the prior year comparable period primarily the result of lower commodity prices and lower oil production. Natural gas production increased 3% over the prior year first half. Average Mcfe price realizations exclusive of price risk management activities declined by 11% in the first half of 1999 compared to last year's first six months. Natural gas production represented approximately 65% of total Company production on an Mcfe basis compared to the 59% reported for the first six months of 1998. Oil production declined by 19% over the prior year comparable period due to normal decline from seasoned properties and lower commodity prices that limited capital expenditures and maintenance on oil production related activities in general during the first half of the year.

Commodity price risk management activities during the first half of 1999 resulted in a net loss of $12.9 million compared to a net gain of $2.2 million recognized in the prior year comparable period. The first half 1999 loss consisted of $10.1 million in actual cash settlements received primarily related to oil hedges in place. The positive cash flow was more than offset by the mandatory mark-to-market non-cash loss calculated on the portfolio of commodity price risk management contracts using June 30, 1999 prices and representing primarily the reversal of previously reported gains in the fourth quarter of 1998. In the prior year comparable period, $743,000 of cash settlements were realized while the mark-to-market component was represented by a $1.4 million non-cash gain. The impact of all such activities on an Mcfe basis amounted to net cash inflows of $0.34 and $0.02 for the six months ending June 30, 1999 and 1998, respectively.

Costs and Expenses
------------------

Production and operating expenses during the first half of 1999 increased a 2% to $19.6 million compared to $19.2 million reported in the prior year comparable period. The increase is related to lower volumes produced and cost
inefficiencies related to such lower production.   Operating costs were $0.65
per Mcfe for the first six months of 1999 when compared to $0.60 per Mcfe in the first six months of 1998.

DD&A for the six months ended June 30, 1999 decreased $1.8 million to $27.0 million when compared to the $28.8 million recorded in the prior year comparable period due to lower oil production. The first half DD&A rate per Mcfe is unchanged at $0.90 when compared to the prior year comparable period. For the six month period ending June 30, 1998, the Company recorded a $154 million ($100 million after-tax) non-cash ceiling test provision as required by full cost accounting rules. This provision was the result of applying substantially lower commodity prices to estimated recoverable reserves as of June 30, 1998.

G&A costs increased by 3% in the first six months of 1999 to $2.5 million when compared to the $2.4 million incurred in the first six months of 1998. The rate per Mcfe for such costs increased from $0.07 to $0.08.

Interest expense is incurred on $150 million of 8-7/8% Senior Subordinated Notes due 2007 issued in September 1997, $109 million of 10-1/2% Senior Subordinated Notes due 2006 assumed in the Coda acquisition, and bank debt incurred to fund various Company activities. Interest expense for the six months ended June 30, 1999 increased by $700,000, a 7% increase over the prior year comparable period due to additional borrowings outstanding under our Revolving Credit Agreement.

Income (Loss) Before Income Taxes
---------------------------------

The Company's reported loss before income tax benefits for the first six months of 1999 was $15.1 million. This compares to a pre-tax loss of $157.3 million reported for the first six months of 1998. The 1999 first half loss is the result of recognizing the required mark-to-market loss during the period representing a reversal of previously reported related gains in 1998 as required by current accounting rules. The 1998 first half loss resulted from the non-cash ceiling test impairment of $154 million ($100 million after-tax) and $14.1 million equity securities related impairment. Excluding the effect of the mark-to-market and impairment provisions income before income taxes was $7.9 million and $10.8 million for 1999 and 1998, respectively.

Income Taxes
------------

Income tax benefits were recorded for the first six months of 1999 in the amount of $5.3 million as a result of the reported pre-tax loss. The benefit for income taxes for the comparable six month period of 1998 was $54.1 million.

LIQUIDITY AND CAPITAL RESOURCES
===============================

General
-------

In September 1997, the Company entered into a five-year $150 million Credit Agreement dated September 23, 1997 (the "Credit Facility") with The Chase Manhattan Bank, N.A., as administrative agent (the "Agent") and other lending institutions (the "Banks"). The Credit Facility provides for an aggregate principal amount of revolving loans of up to the lesser of $150 million or the Borrowing Base (as defined) in effect from time to time, and includes a sub-facility from the Agent for letters of credit. The Borrowing Base at June 30, 1999 was $150 million with $26.0 million advanced to the Company on that date. The borrowing base is redetermined by the Agent and the Banks semi-annually based upon their usual and customary oil and gas lending criteria as such exist from time to time. The borrowing base was reaffirmed on July 20, 1999. In addition, the Company may request two additional redeterminations and the Banks may request one additional redetermination per year. Indebtedness of the Company under the Credit Facility is secured by a pledge of the capital stock of each of the Company's material subsidiaries.

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

On February 25, 1998, the Company merged Coda into Belco and immediately thereafter transferred all of Coda's assets and liabilities, except for Coda's obligations under its 10-1/2% Senior Subordinated Notes due 2006 ("the 10-1/2% Notes") to Belco Energy Corp., a Nevada corporation and a wholly owned subsidiary of the Company. As of June 30, 1999, the Company also had $109 million principal amount outstanding under the 10-1/2% Notes. Interest on the 10-1/2% Notes accrues at the rate of 10-1/2% per annum and is payable semi-annually in arrears on April 1 and October 1 of each year. Except under limited circumstances, the 10-1/2% Notes are not redeemable at the Company's option prior to April 1, 2001. Thereafter the 10-1/2% Notes will be subject to redemption at specified prices, plus accrued and unpaid interest, if any, thereon to the applicable redemption date. The 10-1/2% Notes are general unsecured obligations of the Company and are subordinated in right of payment to all existing and future Senior Debt (as defined) of the Company, including any bank debt.

The Company entered into interest rate swap agreements converting two long-term debt fixed rate obligations to floating rate obligations as follows:

                                         Current
    Agreement    Transaction    Fixed     Floating      Floating Rate
      Amount         Date       Rate        Rate       Expiration Date
    ---------    -----------    ------    --------     ---------------
    $100 million    12/97       8.875%    8.280%       March 15, 2000 (a)
    $110 million    12/97      10.500%   10.120%       April 1, 2000 (a)
    $50 million     1/98        8.875%    7.919%       September 15, 1999 (a)

_______________________
(a) Floating rate is redetermined at each six month period following the expiration through September 15, 2007.

The agreements obligate the Company to actually pay the indicated floating rate rather than the original fixed rate. The floating rates are capped at 8-7/8% through September 15, 2001 and at 10% from March 15, 2002 through September 15, 2007 on the 8-7/8% Notes and capped at 10-1/2% through October 1, 1999 and 11.625% from April 1, 2000 through April 1, 2003 on the 10-1/2%
Notes. The agreements will reduce the Company's 1999 interest expense by approximately $1 million.

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

On December 15, 1998, the Company's Board of Directors authorized the purchase from time to time, in the open market or in privately negotiated transactions, shares of its Common and 6-1/2% Convertible Preferred Stock, in an aggregate amount not to exceed $10 million. Through June 30, 1999 the Company expended approximately $1.8 million acquiring 120,900 shares of its 6-1/2% Convertible Preferred Stock.

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

Cash Flow
---------

Operating cash flow, a measure of performance for exploration and production companies, is generally derived by adjusting net income to eliminate the effects of the non-cash components included in the net income calculation such as depreciation, depletion and amortization expense, provision for deferred income taxes, ceiling test provisions, and the non-cash effects of investing and commodity price risk management activities. First half cash flow from operating activities was approximately $32.0 and $50.9 million for 1999 and 1998, respectively. The Company had working capital of $3.4 million as of June 30, 1999, a decrease of $11.0 million from the $14.4 million available as of March 31, 1999. The decline is exclusively related to the recording of non-cash mark-to-market losses related to derivatives activities as required by current accounting rules. Excluding the mark-to-market items, working capital would have been essentially unchanged.

Capital Expenditures
--------------------

During the six months ending June 30, 1999 the Company incurred approximately $21.8 million of capital expenditures. For the full year 1998, the Company incurred capital expenditures in the amount of $133.1 million, including property acquisitions totalling $52.2 million.

The Company intends to fund its future capital expenditures, commitments and working capital requirements through cash flows from operations, borrowings under the Credit Facility or other potential financings. The Company has a 1999 capital expenditure budget of approximately $75 million, with $25 million allocated to potential acquisitions. If there are changes in oil and natural gas prices that correspondingly affect cash flows and the Borrowing Base under the Credit Facility, the Company has the discretion and ability to adjust its capital budget. The Company believes that it will have sufficient capital resources and liquidity to fund its capital expenditures and meet all of its financial obligations as they come due.

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

Other
-----

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

New Accounting Standards
-------------------------

In June 1998, the Financial Accounting Standards Board issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities ("FAS 133"). FAS 133 requires all derivatives to be recorded on the balance sheet at fair value and established "special accounting" for the following three different types of hedges: hedges of changes in the fair value of assets, liabilities, or firm commitments (referred to as fair value hedges); hedges of the variable cash flows of forecasted transactions (cash flow hedges); and hedges of foreign currency exposures of net investments in foreign operations. Though the accounting treatment and criteria for each of the three types of hedges is unique, they all result in offsetting changes in fair values or cash flows of both the hedge and the hedged item being recognized in earnings in the same period with no net impact on reported earnings. Changes in fair value of derivatives that do not meet the criteria of one of these three categories of hedges are included in income and reported as either gain or loss for the current period. Transition adjustments resulting from adoption must be recognized in income and comprehensive income, as appropriate, as a cumulative effect of an accounting change. Belco has not yet determined the effect of total compliance, but it is not expected to materially impact the financial statements of the Company. FAS 133 will be effective for fiscal year 2001 for the Company.

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

As of June 30, 1999, the Company had substantial derivative financial instruments outstanding and related to its market risk management program. See Item 1, Note 2 and Item 2, "Management's Discussion And Analysis of Financial Condition And Results of Operations" for additional information related to the Company's market risk management activities during the second
quarter of 1999.   There has not been a material change in the Company's
exposure to commodity price and interest rate risk since the date of the 1998 Form 10-K filing.

OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS - NONE
ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS - NONE
ITEM 3 - DEFAULTS UPON SENIOR SECURITIES - NONE
ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

Shareholders at the Annual Meeting on May 18, 1999, and by proxy, re-elected the current directors, namely, Graham T. Allison, Daniel C. Arnold, Robert A. Belfer, Laurence D. Belfer, Alan D. Berlin, Jack Saltz and Georgiana Sheldon-Sharp. Of the 20,235,214 shares represented at the meeting, 20,126,497 shares (99.5%) were voted for Dr. Allison, 20,126,897 shares (99.5%) were voted for Mr. Arnold, 20,125,897 shares (99.5%) were voted for Mr. R. Belfer, 20,124,897 shares (99.5%) were voted for Mr. L. Belfer, 20,126,097 shares (99.5%) were voted for Mr. Berlin, 20,126,597 shares (99.5%) were voted for Mr. Saltz and 20,124,097 shares (99.5%) were voted for Ms. Sheldon-Sharp.

Two proposals by the Board of Directors were approved by shareholders at the Annual Meeting, with the following vote tabulation:

Approval of the Amendment to the Company's 1996 Nonemployee Directors' Stock
----------------------------------------------------------------------------
Option Plan
-----------

                              Shares Withheld/         Shares Excepted/
          Shares For               Against                 Abstained
          ----------          ----------------         ----------------
      19,703,678 / 97.4%       515,479 / 2.5%            16,057 / 0.1%

Approval of Auditors
--------------------

                              Shares Withheld/         Shares Excepted/
          Shares For               Against                 Abstained
          ----------          ----------------         ----------------
      20,144,327 / 99.55%      88,100 / 0.435%          2,787 / 0.015%


ITEM 5 - OTHER INFORMATION - NONE
ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K
(a)  Exhibits.

Exhibit No.

10.1* First Amendment to Belco Oil & Gas Corp. 1996 Nonemployee Directors' Stock Option Plan
10.2*  Termination of Belco Oil & Gas Corp. 1996 Performance Unit Plan
27*  Financial Data Schedule
___________________
* Filed herewith

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


                                            BELCO OIL & GAS CORP.,
                                             a Nevada corporation
                                                 (REGISTRANT)

Date: August 13, 1999                       /s/ LAURENCE D. BELFER
                                    ---------------------------------------
                                              Laurence D. Belfer,
                                   Vice-Chairman and Chief Operating Officer

Date: August 13, 1999                       /s/ DOMINICK J. GOLIO
                                    ---------------------------------------
                                              Dominick J. Golio,
                                       Senior Vice President - Finance
                                         and Chief Financial Officer