Form 10-Q
period 1999-09-30
BELCO OIL & GAS CORP
filed 1999-11-12
CIK 889005

========================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                 --------------

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

                        Commission file number 001-14256

                                 --------------

                              BELCO OIL & GAS CORP.
             (Exact name of registrant as specified in its charter)

                                     Nevada
                          (State or other jurisdiction

                        of incorporation or organization)

                       767 Fifth Avenue, 46th Floor 10153
                               New York, New York

                    (Address of principal executive offices)
                                   13-3869719

                      (I.R.S. employer identification no.)

                                     10153
                                   (Zip code)

                                 (212) 644-2200
              (Registrant's telephone number, including area code)

                                 --------------


  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _

  As of September 30, 1999, there were 31,673,000 shares of the Registrant's Common Stock, par value $.01 per share, outstanding.

FINANCIAL STATEMENTS

                              BELCO OIL & GAS CORP.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 (in thousands, except share and per share data)

                                             September 30,       December 31,
                                                  1999               1998
                                              (Unaudited)
                                             -------------       ------------

                               ASSETS

CURRENT ASSETS:

Cash and cash equivalents. . . . . . . . . . $    4,971            $  2,435

Accounts receivable, oil and gas . . . . . .     22,027              28,464

Assets from commodity price risk management
activities . . . . . . . . . . . . . . . . .      4,216              18,643

Other current assets . . . . . . . . . . . .      7,605               1,005
                                             ----------           ---------
Total current assets . . . . . . . . . . . .     38,819              50,547

PROPERTY AND EQUIPMENT:

  Oil and gas properties at cost based on
  full cost accounting--

Proved oil and gas properties. . . . . . . .    975,152             931,218

Unproved oil and gas properties. . . . . . .     81,606              74,935

Less--Accumulated depreciation, depletion
 and amortization. . . . . . . . . . . . . .   (605,813)           (566,613)

Net oil and gas properties . . . . . . . . .    450,945             439,540

Building and other equipment . . . . . . . .      8,941               8,633

Less--Accumulated depreciation. . . . . . .      (2,344)             (1,281)

Net building and other equipment . . . . . .      6,597               7,352

OTHER ASSETS . . . . . . . . . . . . . . . .      5,580               8,097
                                               --------            --------
Total assets . . . . . . . . . . . . . . . .   $501,941            $505,536
                                               ========            ========

                       LIABILITIES AND EQUITY

CURRENT LIABILITIES:

Accounts payable . . . . . . . . . . . . . .   $ 14,662            $ 18,372

Liabilities from commodity price risk
 management activities . . . . . . . . . . .     25,288               5,393

Accrued interest . . . . . . . . . . . . . .      6,675               6,897

Other accrued liabilities. . . . . . . . . .      6,268               5,064
                                               --------            --------
Total current liabilities. . . . . . . . . .     52,893              35,726
                                               ========            ========
LONG-TERM DEBT . . . . . . . . . . . . . . .    302,013             294,990

DEFERRED INCOME TAXES. . . . . . . . . . . .     21,296              31,833

LIABILITIES FROM COMMODITY PRICE RISK
 MANAGEMENT ACTIVITIES . . . . . . . . . . .     13,410               4,696

STOCKHOLDERS' EQUITY:

   6-1/2% Convertible Preferred stock, $.01
     par value; 10,000,000 shares authorized;
     4,239,100 and 4,312,000 issued and
     outstanding at September 30, 1999 and
     December 31, 1998, respectively . . . .         42                  43

   Common stock ($.01 par value, 120,000,000
     shares authorized; 31,673,000 and
     31,609,900 shares issued and outstand-
     ing at September 30, 1999 and December
     31, 1998, respectively) . . . . . . . .        317                 316

Additional paid-in capital . . . . . . . . .    300,457             301,416

Retained earnings (deficit). . . . . . . . .   (186,138)           (161,627)

Unearned compensation. . . . . . . . . . . .     (1,574)             (1,082)

Notes receivable for equity interest . . . .       (775)               (775)
                                                -------             -------
Total stockholders' equity . . . . . . . . .    112,329             138,291
                                                -------             -------
Total liabilities and stockholders' equity .   $501,941            $505,536
                                               ========            ========


                             BELCO OIL & GAS CORP.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)

                                   (Unaudited)

                                   Three Months Ended       Nine Months Ended
                                      September 30,           September 30,
                                   ------------------       -----------------
                                     1999      1998           1999     1998
                                     ----      ----           ----     ----

REVENUES:

Oil and gas sales. . . . . . . . . $ 39,520  $ 29,179       $ 96,340  $ 97,438

Commodity price risk management
 activities

- cash settlements (a) . . . . . .   (2,339)    3,261          7,754     4,004

- non-cash mark-to-market. . . . .  (22,210)    2,038        (45,225)    3,465

   Interest and other. . . . . . .      275       212            675       637
                                     ------    ------         ------   -------

Total revenues . . . . . . . . . .   15,246    34,690         59,544   105,544
                                     ------    ------         ------   -------

COSTS AND EXPENSES:

Oil and gas operating expenses . .    9,567     9,238         29,148    28,433

Depreciation, depletion and amor-
 tization. . . . . . . . . . . . .   13,247    13,666         40,259    42,461

General and administrative . . . .    1,178     1,222          3,651     3,620

Interest expenses. . . . . . . . .    5,838     5,057         16,188    14,734

Impairment of oil and gas proper-
  ties . . . . . . . . . . . . . .       --        --             --   154,000

Impairment of equity securities. .       --       240             --    14,340
                                      -----     -----         ------   -------

Total costs and expenses . . . . .   29,830    29,423         89,246   257,588
                                     ------    ------         ------   -------

INCOME (LOSS) BEFORE INCOME TAXES.  (14,584)    5,267        (29,702) (152,044)

INCOME TAX PROVISIONS (BENEFIT). .   (5,104)    1,828        (10,396)  (52,244)
                                     -------    -----        --------  --------

NET INCOME (LOSS). . . . . . . . .   (9,480)    3,439        (19,306)  (99,800)

PREFERRED STOCK DIVIDENDS. . . . .   (1,727)   (1,775)        (5,205)   (3,630)
                                     -------   -------        -------   -------

EARNINGS (LOSS) ON COMMON STOCK. . $(11,207)  $ 1,664       $(24,511)$(103,430)
                                   =========  =======       ========= =========

EARNINGS (LOSS) PER SHARE OF
 COMMON STOCK, BASIC AND FULLY
 DILUTED . . . . . . . . . . . . .   $(0.35)    $0.05        $ (0.78)   $(3.27)
                                     =======    =====        ========   =======

AVERAGE NUMBER OF COMMON SHARES
 USED IN COMPUTATION, BASIC AND
 FULLY DILUTED . . . . . . . . . .   31,600    31,613         31,600    31,602
                                     ======    ======         ======    ======

-----------------------------
(a)   Includes cash premiums received.

                              BELCO OIL & GAS CORP.
             CONDENSED CONSOLIDATED CHANGES IN STOCKHOLDERS' EQUITY
                                 (in thousands)

                                   (Unaudited)


               Preferred Stock         Common Stock                                                    Notes
                 Outstanding           Outstanding        Additional     Unearned      Retained     Receivable             Compre-
               ----------------      ----------------      Paid-In       Compensa-     Earnings     for Equity             hensive
               Shares    Amount      Shares    Amount      Capital         tion        (Deficit)     Interest     Total    Income
               ------    ------      ------    ------     ----------     ---------     ---------    ----------    -----    --------

BALANCE,
December 31,
1998           4,312     $  43       31,609    $ 316      $301,416       $(1,082)      $(161,627)   $  (775)     $138,291  $     --
               -----     ------      ------    -----      --------       --------      ----------   --------     --------   -------
Repurchase
Preferred
Stock            (73)       (1)          --       --        (1,089)           --              --         --        (1,090)       --

Repurchase
Common Stock      --        --          (96)      (1)         (648)           --              --         --          (649)       --

Restricted
stock
issued/
earned            --        --          160        2           778          (492)             --         --           288        --

Net Loss          --        --           --       --            --            --         (19,306)        --       (19,306)  (19,306)

Preferred
dividend
paid              --        --           --       --            --            --          (5,205)        --        (5,205)       --
               -----     -----        -----    -----        ------        ------         ---------    -----        -------    ------
BALANCE,
September
30, 1999       4,239     $  42       31,673    $ 317      $300,457       $(1,574)      $(186,138)   $  (775)     $112,329        --
               -----     -----       ------    -----      --------       --------      ----------   --------     --------     ------
Comprehen-
sive Income                                                                                                                $(19,306)


                              BELCO OIL & GAS CORP.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (Unaudited)


                                                       Nine Months Ended
                                                         September 30,
                                                       -----------------
                                                        1999       1998
                                                        ----       ----

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss . . . . . . . . . . . . . . . . . . . . . .   $(19,306)  $(99,800)

   Adjustments to reconcile net income (loss) to net operating cash inflows

   Depreciation, depletion and amortization. . . . .     40,259     42,461

   Impairment of oil and gas properties. . . . . . .         --    154,000

   Deferred tax benefit. . . . . . . . . . . . . . .    (10,396)   (52,244)

   Impairment of marketable equity securities. . . .         --     14,340

   Commodity price risk management activities. . . .     10,904     (5,445)

   Other . . . . . . . . . . . . . . . . . . . . . .        150        704

Changes in operating assets and liabilities --

   Accounts receivable, oil and gas. . . . . . . . .      6,300     16,703

   Assets from commodity price risk management
     activities. . . . . . . . . . . . . . . . . . .     14,427         --

   Other current assets. . . . . . . . . . . . . . .     (5,242)      (195)

   Accounts payable and accrued liabilities. . . . .     (2,727)    (3,719)

   Liabilities from commodity price risk management
     activities. . . . . . . . . . . . . . . . . . .     19,895       (479)
                                                       --------    --------
     Net operating cash inflows. . . . . . . . . . .     54,264     66,326
                                                       --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:

   Exploration and development expenditures. . . . .    (34,688)   (58,752)

   Purchases of oil and gas properties . . . . . . .    (17,141)   (39,756)

   Proceeds from sale of oil and gas properties. . .          2      3,872

   Changes in accounts payable and accrued liabil-
     ities for oil and gas expenditures. . . . . . .         --    (14,495)

   Change in advances to oil and gas operators . . .         --         (4)

   Equity investment in Big Bear Exploration Ltd.. .         --    (10,268)

   Proceeds from sale of marketable equity secur-
     ities . . . . . . . . . . . . . . . . . . . . .         --     18,395

   Purchase of marketable equity securities. . . . .         --     (1,851)

   Other property additions. . . . . . . . . . . . .       (308)        --

   Changes in other assets . . . . . . . . . . . . .       (149)      (562)
                                                         -------   --------
      Net investing cash outflows. . . . . . . . . .    (52,284)  (103,421)
                                                        --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:

   Proceeds from preferred stock offering, net . . .         --    105,495

   Repurchases of common stock . . . . . . . . . . .       (649)        --

   Repurchases of preferred stock. . . . . . . . . .     (1,090)        --

   Long-term borrowings. . . . . . . . . . . . . . .     25,500         --

   Long-term debt repayments . . . . . . . . . . . .    (18,000)   (61,550)

   Preferred dividends paid. . . . . . . . . . . . .     (5,205)    (3,630)
                                                         -------   --------
     Net financing cash inflows. . . . . . . . . . .        556     40,315
                                                         -------   --------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS . .      2,536      3,220

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD . .      2,435     12,260
                                                         ------    --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD . . . . .   $  4,971    $15,480
                                                       ========    ========

                              BELCO OIL & GAS CORP.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Accounting Policies

The financial statements included herein have been prepared by Belco Oil & Gas Corp., (the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and reflect all adjustments which are, in the opinion of management, necessary to present a fair statement of the results for the interim periods, on a basis consistent with the annual audited financial statements. All such adjustments are of a normal recurring nature. The results of operations for the interim period are not necessarily indicative of the results to be expected for an entire year. Certain information, accounting policies, and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the Company's Form 10-K for the calendar year 1998 which includes financial statements and notes thereto.

Note 2 - Commodity Price Risk Management Activities

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

For the nine months ended September 30, 1999, the Company had net commodity price risk management losses of $37.5 million consisting of $7.8 million in cash settlements and $45.2 million in mark-to-market net losses. This compares to a $7.5 million net gain consisting of $4.0 million in cash settlements and $3.5 million in mark-to-market net gains, reported in the first nine months of 1998 related to its price risk management activities.

Note 3 - Impairment of Oil and Gas Properties

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

Note 4 - Capital Stock

Net Income (Loss) Per Common Share

A reconciliation of the components of basic and diluted net income (loss) per common share for the three and nine months ended September 30, 1999 and 1998 is presented in the table below (in thousands, except per share amounts):


                                   Three Months Ended     Nine Months Ended
                                      September 30,         September 30,
                                   ------------------     -----------------
                                     1999      1998        1999      1998
                                     ----      ----        ----      ----

Basic net income (loss) per share:

  Net loss                         ($9,480)  $3,439       ($19,306)  ($99,800)

  Less:  Preferred Stock dividends  (1,727)  (1,775)        (5,205)    (3,630)
                                   --------  -------        -------   --------
  Loss attributable to common
     shareholders                 ($11,207)  $1,664       ($24,511) ($103,430)
                                   ========  ======         =======   ========
  Weighted average shares of
     common stock outstanding (1)   31,600   31,613         31,600     31,602
                                   =======   ======         ======    =======
     Basic net income (loss) per
      share                         ($0.35)   $0.05         ($0.78)    ($3.27)
                                   =======   ======         =======   =======
Diluted net income (loss) per share:

  Weighted average shares of common
     stock outstanding (1)          31,600   31,613         31,600     31,602

Effect of dilutive securities:

     Restricted stock (2)               --       --             --         --

     Preferred stock, warrants and
       stock options (2)                --       --             --         --
                                   -------   ------         ------     ------
  Weighted Average shares of common
     stock outstanding including
     dilutive securities            31,600   31,613         31,600     31,602
                                   =======   ======         ======    =======
     Diluted net loss per share     ($0.35)   $0.05         ($0.78)    ($3.27)
                                   =======   ======         =======   =======

-------------

(1) Includes shares issued and outstanding  minus non-vested  restricted  stock.
(2) Amounts are not included in the computation of diluted net loss per share because to do so would have been antidilutive.

Note 5 - Comprehensive Income

Comprehensive income includes net income and reserve for unrealized losses on marketable equity securities held.

The components of comprehensive income for the nine months ended September 30, 1999 and 1998 are as follows (in thousands):


                                                       Nine Months Ended
                                                         September 30,
                                                       ------------------
                                                         1999      1998
                                                         ----      ----

Net income (loss)                                      ($19,306) ($99,800)

   Less:  Reclassification adjustment for
     losses included in net income                           --     2,000
                                                       --------- ---------
Total Comprehensive Income (Loss)                      ($19,306) ($97,800)
                                                       ========= =========

There were no comprehensive income items for the three months ended September 30, 1999 and 1998.

                 PART I - FINANCIAL INFORMATION

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The Company utilizes commodity swaps and options and other commodity price risk management transactions related to a portion of its oil and natural gas production to achieve a more predictable cash flow, and to reduce its exposure to price fluctuations. The Company accounts for these transactions as hedging activities or uses mark-to-market accounting for those contracts that do not qualify for hedge accounting. As of September 30, 1999, the Company has various natural gas and oil price risk management contracts in place with respect to substantial portions of its estimated remaining production for calendar year 1999 and with respect to lesser portions of its estimated production for 2000 and 2001. The Company expects from time to time to either add or reduce the amount of price risk management contracts that it has in place in keeping with its price risk management strategy.

The following table sets forth certain operations data of the Company for the periods presented:


                                       Three Months Ended                                      Nine Months Ended
                                          September 30,                                          September 30,
                                        -----------------                                      -----------------
                                                            Variances                                             Variances
                                                       --------------------                                  ----------------------
                              1999        1998      AMOUNT             %     1999           1998          AMOUNT               %
                              ----        ----      ------         -----     ----           ----          ------          ------

Oil and Gas Sales
(Unhedged) (in thousands)   $39,520     $29,179   $10,341         35%      $96,340        $97,438       $1,098            (1%)

Commodity Price Risk
Management (in thousands)

  - cash                    ($2,339)     $3,261   ($5,600)         --      $7,754         $ 4,004       $3,750             94%

  - non-cash               ($22,210)     $2,038  ($24,248)         --    ($45,225)         $3,465     ($48,690)            --

Weighted Average
Sales Prices (Unhedged):

   Oil (per Bbl)             $20.16     $12.87      $7.29          57%     $15.75          $13.69        $2.06            15%

   Gas (per Mcf)              $2.34      $1.74      $0.60          34%     $ 1.90           $1.91       ($0.01)           --

Net Production Data:

   Oil (Mbbl)                   829      1,058       (229)        (22%)     2,596           3,238         (642)          (20%)

   Gas (MMcf)                 9,745      8,920        825           9%     29,153          27,838        1,315             5%

   Gas equivalent(MMcfe)     14,719     15,270       (551)         (4%)    44,732          47,266       (2,534)           (5%)

Data per Mcfe:

   Oil and gas sales revenues
      (Unhedged)              $2.68      $1.91      $0.77          40%      $2.15           $2.06        $0.09              4%

   Commodity Price Risk
      Management Activities-
      cash only               (0.16)      0.21      (0.37)         --        0.17            0.08         0.09            113%

   Oil and gas operating
       expenses               (0.65)     (0.61)     (0.04)         (7%)     (0.65)          (0.60)       (0.05)           (8%)

   General and administrative (0.08)     (0.08)        --           --      (0.08)          (0.08)          --             --

   Depreciation, depletion
     and amortization         (0.90)     (0.90)        --           --      (0.90)          (0.90)          --             --
                              ------      -----     -----          ----      -----          ------         ----           ----
     Pre-tax operating
      profit(1)               $0.89      $0.53      $0.36          68%      $0.69           $0.56        $0.13            23%
                              =====      ======     ======         ====      =====          =====        =====            ===


-----------------
(1) Excluding non-cash mark-to-market, ceiling test provision, impairment of equity securities and interest income and expenses.

RESULTS OF OPERATIONS

Three Months Ended September 30, 1999 Compared to September 30, 1998

Revenues

During the third quarter of 1999, oil and gas sales revenues (unhedged) increased to $39.5 million from $29.2 million, or 35%, when compared to the prior year comparable period due principally to higher oil and gas prices and increased gas production. Average price realizations for oil improved by 57% to $20.16 per barrel compared to $12.87 per barrel in the prior year comparable period. Natural gas prices increased by 34% to $2.34 compared to $1.74 in the third quarter of 1998. Average price realizations recited exclude price risk management activities. Oil production declined by 22% during the third quarter of 1999 while natural gas production increased 9% when compared to the prior year comparable period. Natural gas production represented approximately 66% of total Company production on an Mcfe basis, up from the 58% reported in the third quarter of 1998.

As a result of the continued upward price movement in oil prices through the third quarter of 1999, commodity price risk management activities resulted in non-cash net losses of $22.2 million due to mandatory mark-to-market accounting requirements. This non-cash loss was in addition to approximately $2.3 million in cash settlements paid during the quarter.

Costs and Expenses

Production and operating expenses increased to $9.6 million for the third quarter of 1999 when compared to the $9.2 million reported for the third quarter of 1998. The increase is primarily related to reduced cost efficiencies that result from lower oil production. Operating costs were $0.65 per Mcfe for the third quarter of 1999 when compared to $0.61 per Mcfe in the third quarter of 1998.

Depreciation, depletion and amortization ("DD&A"), for the quarter ended September 30, 1999 was $13.3 million, a $0.4 million decline when compared to the $13.7 million recorded in the prior year comparable period. The decline is related to lower volumes produced. The current DD&A rate per Mcfe is $0.90, unchanged from the comparable prior year quarter.

General and administrative expense ("G&A") declined by $44,000 in the third quarter of 1999 to $1.18 million primarily due to cost containment efforts in response to low commodity prices when compared to the $1.22 million incurred in the third quarter of 1998. The rate per Mcfe for G&A costs is unchanged quarter over quarter at $0.08 per Mcfe.

Income (Loss) Before Income Taxes

The Company's reported loss before income tax benefits for the third quarter of 1999 was $14.6 million. This compares to a pre-tax income of $5.3 million reported in the third quarter of 1998. The current period loss is the result of recording the non-cash mark-to-market commodity price risk position at September 30, 1999.

Income Taxes

Income tax benefits were recorded for the 1999 third quarter in the amount of $5.1 million as a result of the reported pre-tax loss. The third quarter 1998 income tax expense recorded was $1.8 million.

Nine Months Ended September 30, 1999 Compared to September 30, 1998

Revenues

For the first nine months of 1999, oil and gas sales revenues (unhedged) declined $1.1 million, or just over 1% to $96.3 million when compared to the prior year comparable period primarily as the result of lower oil production. Natural gas production increased 5% over the prior year first nine months. Average Mcfe price realizations exclusive of price risk management activities were flat compared to last year's first nine months. Natural gas production represented approximately 65% of total Company production on an Mcfe basis compared to the 59% reported for the first nine months of 1998. Average oil price realizations exclusive of price risk management activities increased 15% compared to last year's first nine months. Oil production declined by 20% over the prior year comparable period due to normal decline from seasoned properties and lower commodity prices that limited capital expenditures and maintenance on oil production related activities in general during the first half of the year.

Commodity price risk management activities during the first nine months of 1999 resulted in a net loss of $37.5 million compared to a net gain of $7.5 million recognized in the prior year comparable period. The loss for the first nine months of 1999 consisted of $7.8 million in actual cash settlements received primarily related to oil hedges and $45.2 million in non-cash mark-to-market provision on the entire commodity price risk management portfolio. The positive cash flow was more than offset by the mandatory mark-to-market non-cash loss calculated on the portfolio of commodity price risk management contracts using September 30, 1999 prices. In the prior year comparable period, $4.0 million of cash settlements were realized while the mark-to-market component was represented by a $3.5 million non-cash gain. The impact of all such activities on an Mcfe basis amounted to net cash inflows of $0.17 and $0.08 for the nine months ending September 30, 1999 and 1998, respectively.

Costs and Expenses

Production and operating expenses during the first nine months of 1999 increased 3% to $29.1 million compared to $28.4 million reported in the prior year comparable period. The increase is related to slightly higher field level expenses. Operating costs were $0.65 per Mcfe for the first nine months of 1999 when compared to $0.60 per Mcfe in the first nine months of 1998.

DD&A for the nine months ended September 30, 1999 declined $2.2 million to $40.3 million when compared to the $42.5 million recorded in the prior year comparable period due to lower oil production. The first nine months DD&A rate per Mcfe is unchanged at $0.90 when compared to the prior year comparable period. For the nine month period ending September 30, 1998, the Company recorded a $154 million ($100 million after-tax) non-cash ceiling test provision as required by full cost accounting rules. This provision was the result of applying substantially lower commodity prices to estimated recoverable reserves as of September 30, 1998.

G&A costs increased by 1% in the first nine months of 1999 to $3.7 million when compared to the $3.6 million incurred in the first nine months of 1998. The rate per Mcfe for both periods was $0.08.

Interest expense is incurred on $150 million of 8-7/8% Senior Subordinated Notes due 2007 issued in September 1997, $109 million of 10-1/2% Senior Subordinated Notes due 2006, and bank debt incurred to fund various Company activities. Interest expense for the nine months ended September 30, 1999 increased by $1.5 million, a 10% increase over the prior year comparable period due to additional borrowings outstanding under our Revolving Credit Agreement.

Income (Loss) Before Income Taxes

The Company's reported loss before income tax benefits for the first nine months of 1999 was $29.7 million. This compares to a pre-tax loss of $152.0 million reported for the first nine months of 1998. The 1999 nine month loss is the result of recognizing mark-to-market losses as required by current accounting rules. The 1998 nine month loss resulted from the non-cash ceiling test impairment of $154 million ($100 million after-tax) and $14.3 million equity securities related impairment. Excluding the effect of the mark-to-market and impairment provisions income before income taxes was $15.5 million and $12.8 million for 1999 and 1998, respectively.

Income Taxes

Income tax benefits were recorded for the first nine months of 1999 in the amount of $10.4 million as a result of the reported pre-tax loss. The benefit for income taxes for the comparable nine month period of 1998 was $52.2 million.

LIQUIDITY AND CAPITAL RESOURCES

General

In September 1997, the Company entered into a five-year $150 million Credit Agreement dated September 23, 1997 (the "Credit Facility") with The Chase Manhattan Bank, N.A., as administrative agent (the "Agent"), and other lending institutions (the "Banks"). The Credit Facility provides for an aggregate principal amount of revolving loans of up to the lesser of $150 million or the Borrowing Base (as defined) in effect from time to time, and includes a sub-facility from the Agent for letters of credit. The Borrowing Base at September 30, 1999 was $150 million with $37.0 million advanced to the Company on that date. The Borrowing Base is redetermined by the Agent and the Banks semi-annually based upon their usual and customary oil and gas lending criteria as such exist from time to time. The Borrowing Base was reaffirmed on July 20, 1999. In addition, the Company may request two additional redeterminations and the Banks may request one additional redetermination per year. Indebtedness of the Company under the Credit Facility is secured by a pledge of the capital stock of each of the Company's material subsidiaries.

Indebtedness under the Credit Facility bears interest at a floating rate based (at the Company's option) upon (i) the ABR with respect to ABR Loans or (ii) the Eurodollar Rate (as defined) for one, two, three or nine months (or nine or twelve months if available to the Banks) with respect to Eurodollar Loans (as defined), plus the Applicable Margin. The ABR is the greater of (i) the Prime Rate (as defined), (ii) the Base CD Rate (as defined) plus 1% or (iii) the Federal Funds Effective Rate (as defined) plus 0.50%. The Applicable Margin for Eurodollar Loans varies from 0.50% to 0.875% depending on the Borrowing Base usage. Borrowing Base usage is determined by a ratio of (i) outstanding Loans (as defined) and letters of credit to (ii) the then effective Borrowing Base. Interest on ABR Loans is payable quarterly in arrears and interest on Eurodollar Loans is payable on the last day of the interest period therefore and, if longer than three months, at three month intervals.

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

In November 1997, the Company completed the acquisition of Coda Energy, Inc. ("Coda"). The Company paid an aggregate of $324 million including approximately $192 million in cash ($150 million plus a $42 million adjustment for proceeds from the disposition of Taurus Energy Corp. ("Taurus"), a subsidiary of Coda (which occurred on the day prior to closing of the Coda acquisition)), assumption of $110 million of Coda long-term debt outstanding and three year warrants to purchase 1,666,667 shares of Common Stock of the Company at $27.50 per share issued to the holders of the outstanding common stock, preferred stock and options to purchase common stock of Coda. Concurrently with the closing of the acquisition of Coda, the Company contributed $23 million to Coda that Coda utilized, together with the funds from the disposition of Taurus, to repay all of the debt outstanding under Coda's revolving credit facility (approximately $65 million in principal amount), plus accrued interest thereon, and such credit facility was thereafter terminated. At closing, the Company funded the cash portion of the consideration and the cash contribution to Coda through cash on hand and borrowings of $84 million under its Credit Facility.

On February 25, 1998, the Company merged Coda into Belco and immediately thereafter transferred all of Coda's assets and liabilities, except for Coda's obligations under its 10-1/2% Senior Subordinated Notes due 2006 ("the 10-1/2% Notes") to Belco Energy Corp., a Nevada corporation and a wholly owned subsidiary of the Company. As of September 30, 1999, the Company also had $109 million principal amount outstanding under the 10-1/2% Notes. Interest on the 10-1/2% Notes accrues at the rate of 10-1/2% per annum and is payable semi-annually in arrears on April 1 and October 1 of each year. Except under limited circumstances, the 10-1/2% Notes are not redeemable at the Company's option prior to April 1, 2001. Thereafter the 10-1/2% Notes will be subject to redemption at specified prices, plus accrued and unpaid interest, if any, thereon to the applicable redemption date. The 10-1/2% Notes are general unsecured obligations of the Company and are subordinated in right of payment to all existing and future Senior Debt (as defined) of the Company, including any bank debt.

The Company entered into interest rate swap agreements converting two long-term debt fixed rate obligations to floating rate obligations as follows:


                                                Current
     Agreement      Transaction      Fixed     Floating       Floating Rate
      Amount            Date          Rate       Rate         Expiration Date
     ---------      -----------      ------    --------       ---------------

     $100 million   12/97            8.875%    8.280%         March 15, 2000 (a)

     $110 million   12/97            10.500%   10.120%        April 1, 2000 (a)

     $50 million    1/98             8.875%    8.195%         March 15, 2000 (a)


-----------------------
(a) Floating rate is redetermined at each six month period following the expiration through September 15, 2007.

The agreements obligate the Company to actually pay the indicated floating rate rather than the original fixed rate. The floating rates are capped at 8-7/8% through September 15, 2001 and at 10% from March 15, 2002 through September 15, 2007 on the 8- 7/8% Notes and capped at 10-1/2% through October 1, 1999 and 11.625% from April 1, 2000 through April 1, 2003 on the 10-1/2% Notes. The agreements will reduce the Company's 1999 interest expense by approximately $1 million.

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

On December 15, 1998, the Company's Board of Directors authorized the purchase from time to time, in the open market or in privately negotiated transactions, shares of its Common Stock and 6-1/2% Convertible Preferred Stock, in an aggregate amount not to exceed $10 million. Through September 30, 1999 the Company has expended approximately $2.0 million acquiring 130,900 shares of its 6-1/2% Convertible Preferred Stock and $0.6 million acquiring 95,800 shares of its Common Stock.

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

In September 1999, the Company acquired 25.4 Bcfe of long lived reserves on producting properties in the Permian Basin and south Texas for approximately $16.3 million.

Cash Flow

Operating cash flow, a measure of performance for exploration and production companies, is generally derived by adjusting net income to eliminate the effects of the non-cash components included in the net income calculation such as depreciation, depletion and amortization expense, provision for deferred income taxes, ceiling test provisions, and the non-cash effects of investing and commodity price risk management activities. Cash flow from operating activities for the first nine months was approximately $54.3 and $66.3 million for 1999 and 1998, respectively. The Company had a working capital deficit of $14.1 million as of September 30, 1999, a decrease of $17.5 million from the $3.4 million available as of June 30, 1999. The deficit is created by the recording of non-cash mark-to-market losses related to derivatives activities as required by current accounting rules. Excluding the mark-to-market items, working capital would have been $7.0 million at September 30, 1999.

Capital Expenditures

During the nine months ending September 30, 1999 the Company incurred approximately $51.8 million of capital expenditures including approximately $17.1 million in property acquisitions. For the full year 1998, the Company incurred capital expenditures in the amount of $133.1 million, including property acquisitions totalling $52.2 million.

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

Commodity Price Risk Management Transactions

Certain of the Company's commodity price risk management arrangements require the Company to deliver cash collateral or other assurances of performance to the counterparties in the event that the Company's payment obligations with respect to its commodity price risk management transactions exceed certain levels. At September 30, 1999, the Company had $3.9 million on deposit for margin calls related to its commodity price risk management activities.

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

     As of September 30, 1999, the Company had substantial derivative financial instruments outstanding and related to its market risk management program. See
Item 1, Note 2 and Item 2, "Management's Discussion And Analysis of Financial Condition And Results of Operations" for additional information related to the Company's market risk management activities during the third quarter of 1999. There has not been a material change in the Company's exposure to commodity price and interest rate risk since the date of the 1998 Form 10-K filing.

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

-------------------
* Filed herewith

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

                                   BELCO OIL & GAS CORP.,
                                   a Nevada corporation
                                   (REGISTRANT)

Date:  November 12, 1999                 /s/ LAURENCE D. BELFER
                                   ----------------------------------
                                           Laurence D. Belfer,
                                    Vice-Chairman and Chief Operating
                                                 Officer

Date:  November 12, 1999                 /s/ DOMINICK J. GOLIO
                                   ----------------------------------
                                           Dominick J. Golio,
                                    Senior Vice President - Finance
                                      and Chief Financial Officer