Form 10-K
period 1999-12-31
BELCO OIL & GAS CORP
filed 2000-03-30
CIK 889005

--------------------------------------------------------------------------------


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-K

|X|           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1999

                                       or

|_|         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 1-14256

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

       Registrant's telephone number, including area code: (212) 644-2200
                                ---------------

       Securities registered pursuant to Section 12(b) of the Act:

                                                     Name of each exchange
              Title of each class                     on which registered
              -------------------                    ---------------------
     Common Stock, par value $.01 per share          New York Stock Exchange
     6-1/2% Convertible Preferred Stock,
     par value $.01 per share                       New York Stock Exchange

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

YES |X|     NO |_|

         Indicate by check mark if disclosure of delinquent filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

         The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant at March 15, 2000, was approximately $105.2 million (based on a value of $8.5625 per share, the closing price of the Common Stock as quoted by the New York Stock Exchange on such date). 31,092,400 shares of Common Stock, par value $.01 per share, were outstanding on March 15, 2000.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the definitive proxy statement for the Registrant's 2000 Annual Meeting of Shareholders, to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, are incorporated by reference into Part III.

--------------------------------------------------------------------------------

                              BELCO OIL & GAS CORP.
                                    Form 10-K
                                TABLE OF CONTENTS
                                     PART I

                                                                            PAGE
                                                                            ----
ITEM 1 - BUSINESS..............................................................2
         Overview..............................................................2
         Primary Operating Areas...............................................3
         Costs Incurred and Drilling Results...................................7
         Acreage...............................................................8
         Productive Well Summary...............................................9
         Marketing.............................................................9
         Production Sales Contracts...........................................10
         Price Risk Management Transactions...................................10
         Texas Severance Tax Abatement........................................12
         Section 29 Tax Credit................................................12
         Regulation...........................................................12
         Operating Hazards and Insurance......................................13
         Title to Properties..................................................14
         Employees............................................................14
         Office and Equipment.................................................14
         Forward-Looking Information and Risk Factors.........................14
         Executive Officers of the Registrant.................................21
         Certain Definitions..................................................22

ITEM 2 - PROPERTIES...........................................................24
         Oil and Gas Reserves.................................................24

ITEM 3 - LEGAL PROCEEDINGS....................................................25

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..................25

                                     PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
           MATTERS............................................................25

ITEM 6 - SELECTED FINANCIAL DATA..............................................26

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATIONS..............................................27
         Overview.............................................................27
         Results of Operations - 1999 Compared to 1998........................29
         Results of Operations - 1998 Compared to 1997........................30
         Liquidity and Capital Resources......................................31
         Other................................................................34

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK..........35

ITEM 8 - CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.............37

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
           FINANCIAL DISCLOSURE...............................................37

                                    PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..................37

ITEM 11 - EXECUTIVE COMPENSATION..............................................37

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT......37

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS......................37

                                    PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K....37

                                         i

                              BELCO OIL & GAS CORP.

                                     PART I

ITEM 1 -- BUSINESS

Overview

     Belco Oil & Gas Corp. and its subsidiaries ("Belco" or the "Company") is an independent energy company engaged in the exploration for and the acquisition, exploitation, development and production of natural gas and oil in the United States primarily in the Rocky Mountains, the Permian Basin, the Mid-Continent region and the Austin Chalk Trend. Since its inception in April 1992, the Company has grown its reserve base through a program of exploration and development drilling and through acquisitions. The Company concentrates its activities primarily in four core areas in which it has accumulated detailed geologic knowledge and has developed significant management and technical expertise. Additionally, the Company attempts to structure its participation in natural gas and oil exploration and development activities to minimize initial costs and risks, while permitting substantial follow-on investment.

     The Company has achieved substantial growth in reserves, production, revenues and EBITDA (Earnings Before Interest, Taxes, Depreciation, Depletion and Amortization and other non-cash charges) since 1992. Belco's estimated proved reserves have increased at a compound annual growth rate of 32%, from 67 Bcfe as of December 31, 1992 to 641 Bcfe as of December 31, 1999 with a reserve life index of approximately 10.6 years based on 1999 production. Average daily production has increased from 4 MMcfe per day in 1992 to approximately 165 MMcfe per day in 1999. Similarly, the growth in the Company's EBITDA has been substantial, increasing from $2.9 million for the year ended December 31, 1992, to $96.5 million for the year ended December 31, 1999. The Company's low cost structure is evidenced by its general and administrative expenses of $0.08 per Mcfe and lease operating expenses of $0.65 per Mcfe in 1999.

     The Company's operations are currently focused in the Rocky Mountains, primarily in the Green River (which includes the Moxa Arch Trend), Wind River and Big Horn Basins; the Permian Basin in west Texas; the Mid-Continent region in Oklahoma and North Texas; and the Austin Chalk Trend primarily in Texas. At December 31, 1999, the Company had estimated proved reserves of 641 Bcfe with a pre-tax PV10 value of $635 million. As of December 31, 1999, Belco held or controlled approximately 1.9 million gross (750,000 net) undeveloped acres and had an interest in approximately 2,755 gross (1,769 net) oil and gas wells of which Belco operated 1,998.

     The Company's Permian Basin and Mid-Continent activities concentrate on exploiting proven properties through secondary recovery operations, the drilling of development wells or infill wells, workovers, recompletions in other productive zones and other exploitation techniques. The Company has conducted or intends to conduct significant secondary recovery/infill drilling programs on many of the properties within these two core areas. Secondary recovery projects have been the primary development focus in these areas over the past five years. Generally, "secondary recovery" refers to methods of oil extraction in which fluid or gas (usually water, natural gas or CO(2)) is injected into a formation through input (injector) wells, and oil is removed from surrounding wells. "Waterflooding" is one proven method of secondary recovery in which water is injected into an oil reservoir for the purpose of forcing the oil out of the reservoir rock and into the bore of a producing well. Waterflood projects are engineered to suit the type of reservoir, depth and condition of the field. The Company has considerable experience with and actively employs waterflood techniques in many of its fields in order to stimulate production.

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

     The following table sets forth information, as of December 31, 1999, with respect to the Company's estimated net proved reserves by operating area. Approximately 83% of the quantities of proved reserves on an Mcfe basis aggregating 84% of the pre-tax present value were estimated by the independent petroleum engineers Miller and Lents, Ltd. ("Miller & Lents"). See "Forward Looking Information and Risk Factors" below and "Properties."

                                 Proved Reserves

                                                                      Percent
                                                           Gas          of
                                  Oil          Gas      Equivalent     Proved
                                (MBbls)     (MMcf)(1)     (MMcfe)     Reserves
                                -------     ---------   -----------   --------
Rocky Mountains..............    1,497      139,525      148,507        23%
Permian Basin................   34,372       41,150      247,379        39%
Mid-Continent................   15,878       48,394      143,663        22%
Gulf Coast-Austin Chalk......    1,329       93,079      101,055        16%
                                ------      -------      -------       ----
  Total......................   53,076      322,148      640,604       100%
                                ======      =======      =======       ====

----------
(1)    Includes natural gas liquids.

   Rocky Mountains

     The Company maintains a significant acreage position in the Rocky Mountains of Wyoming where it conducts an ongoing exploration and development program. In June 1992, the Company commenced a development drilling program in the Moxa Arch Trend pursuant to a farmout from Amoco. In 1996, the Company significantly expanded its acreage and exploration activities by acquiring the rights to approximately 750,000 gross (250,000 net) acres in the Green River, Wind River and Big Horn Basins in Wyoming, which lie north and east of the Moxa Arch Trend. At December 31, 1999, the Company controlled approximately 1,152,531 gross (351,789 net) undeveloped acres in these three basins.

     Moxa Arch Trend. One of the Company's primary operating areas is the Moxa Arch Trend located in the Green River Basin in southwestern Wyoming, principally in Lincoln, Sweetwater and Uinta Counties. Approximately 23% of the Company's estimated proved reserves at December 31, 1999 were located in this region. The Company participates in vertical gas wells in this area which target the Frontier and/or Dakota formations at depths that range from approximately 10,000 to 12,500 feet. The Frontier formation is a relatively blanket "tight gas sand" formation, while the Dakota formation, beneath the Frontier, tends to be a more prolific, but less predictable, channel sand. Production from Moxa Arch wells, particularly from the Frontier formation, tends to be long-lived, with 25 to 30 year reserve lives not uncommon.

     Through 1999, the Company had participated in 229 gross (75 net) wells in this field with 158 Frontier wells, 18 Dakota wells and 53 dual completions (both Frontier and Dakota completed in the same well bore). Average net production for the year ended December 31, 1999, was approximately 22 MMcfe per day. Forty-seven of the Company's gross wells drilled in 1992 qualified for the
Section 29 Tax Credit of approximately $0.59 per Mcf, which is attributable to all qualified production from these wells through 2002. See "-- Section 29 Tax Credit." The Company drilled 8 wells (5.6 net) in 1999 and anticipates drilling approximately 12 wells in 2000. See "-- Regulation -- Environmental Regulation."

     Green River, Wind River and Big Horn Basins. Effective November 1, 1996, the Company entered into an agreement with Andex Partners and Andover Partners to conduct exploratory operations in the Green River and Wind River Basins of Wyoming. Under the agreement, the Company has committed to spend a minimum of $20 million on seismic, leasing and exploratory activities through December 31, 2001 and will initially earn rights to a 50% interest in approximately 300,000 net acres after spending 50% of the committed amount. At December 31, 1999, the Company had spent approximately $15 million of its $20 million commitment with operations conducted by either Union Pacific Resources ("UPR") or Yates Petroleum Corporation ("Yates").

     Effective December 31, 1996, the Company entered into two joint development agreements with Snyder Oil Company, now Santa Fe Snyder ("Santa Fe") pursuant to which the Company has acquired a 50% interest in approximately 87,321 net acres in the Wind River Basin of Wyoming and 110,859 net acres in the Big Horn Basin of Wyoming. Under such agreements, Santa Fe is the operator. A total of 6 wells have been drilled to date on this acreage. The aggregate total gross pro-ducing rate was approximately 3.1 MMcfe per day gross in December 1999. Two wells have been drilled in the Big Horn Basin and were producing at a com-bined rate of 265 Mcfe per day as of December 31, 1999. At least one well is planned in 2000.

     In June 1997, the Company entered into a participation agreement with Tom Brown, Inc. ("Tom Brown") and Andover Partners covering an approximate one million acre AMI in the Big Horn Basin and acquired an interest in an initial 100,000 gross (25,000 net) acres. The Company is in negotiations to set up drilling units for exploration in 2000.

     The Company expects to participate in a series of exploratory wells in these basins over the next 12 to 24 months with UPR, Santa Fe, Tom Brown and Yates serving as operators for most wells. The wells will target multiple forma-tions, with the Mesa Verde and Frontier formation the most frequent targets. If initial results are successful, these projects hold the potential for multi-well developmental drilling programs for the Company over the next several years. Belco expects to drill and operate one well in 2000.

   Permian Basin

     Approximately 39% of the Company's estimated proved reserves at December 31, 1999 were located in the Company's Permian Basin core area. These reserves are concentrated in the Andrews Unit, the Roundtop Unit, the Shafter Lake San Andres Unit and the Nolley Wolfcamp Unit.

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

     A significant portion of the Company's total estimated proved reserves in the Permian Basin region lie in Andrews County, Texas. The Company produced approximately 2,560 gross BOPD in Andrews County, and realized significant advantages as a result of its large scale operation. The Company owns two electrical distribution systems and three saltwater gathering and disposal systems. The Company has several yards for both the storage of equipment and the staging of new development projects. Two of the Company's larger production facilities connect into a water supply system with excess capacity for expanding existing or initiating new secondary and enhanced recovery projects. The Company believes that these systems and facilities provide the Company with a competitive advantage in acquiring additional operated properties in Andrews County.

     The Company's largest (by value) Permian Basin units are the Andrews Unit, the Roundtop Unit and the Shafter Lake San Andres Unit.

     Andrews Unit. The Andrews Unit produces from the Wolfcamp/Penn formation at approximately 8,600 feet. The Company has a 98.6% working interest in this 3,230 acre unit. Water injection began in late 1996 with some response occuring in late 1998. Gross production in December 1999 was approximately 765 BOPD with injection of over 5,000 barrels of water per day. The Company anticipates continued expansion of its waterflood operations during 2000 by drilling 6 wells and converting 2 wells to injection. The Company also believes that pro-duction from this waterflood unit can be enhanced with the use of CO(2) or sur-factants with flooding.

     Roundtop Unit. The Company owns a 61.6% working interest in this 4,559 acre unit in Fisher County, Texas. This Company operated secondary recovery unit produces from the Palo Pinto formation at approximately 4,700 feet. The Company became operator of this unit in March 1998. Gross oil production was approximately 540 BOPD in December 1999. The unit was originally waterflooded with success on a peripheral injection pattern prior to changing to a five spot pattern. The Company began the process of returning the unit to a peripheral flood pattern in 1998. The Company plans to continue reconfiguring the injection pattern during 2000.

     Shafter Lake San Andres Unit. The Shafter Lake San Andres Unit is a 12,880 acre unit in Andrews County, Texas that produces from the Grayburg/San Andres formation at approximately 4,500 feet. The Company has a 62.9% working interest in this secondary recovery unit. Gross oil production averaged 790 BOPD in 1999. The Company has drilled 42 infill 20 acre locations since becoming operator of the unit in early 1993. In 2000, the Company plans to drill 24 infill wells to continue the downspacing effort. In addition, the Company believes a large part of this field has potential for 10 acre infill wells as well as CO(2) potential.

     Mid-Continent Region

     The Company's Mid-Continent operations are currently focused in Oklahoma, north Texas and Kansas, where approximately 22% of its total estimated proved reserves at December 31, 1999 were located.

     Oklahoma. Six waterfloods collectively represent a majority of the Company's proved reserves in the region. These waterfloods are identified as the Oakdale Unit, the Calumet Unit, the Witcher Unit, the Crooked Creek Unit, the Cutter South Unit and the Rush Springs Unit. All six waterfloods were initiated and unitized by the Company.

     Oakdale Red Fork Unit. The Company owns an 88.9% working interest in this 3,600 acre unit in northwestern Oklahoma. This Company operated secondary recovery unit produces from the Redfork formation at 6,400 feet. Gross oil production was approximately 790 BOPD in December 1999. The Company drilled 2 wells during 1999. Plans for 2000 include drilling 3 infill production wells and the continued expansion of water injection to the south.

     Calumet Cottage Grove Unit. This Company operated secondary recovery unit consists of 11,400 acres in central Oklahoma. Production is from the Pennsylvanian Cottage Grove formation at 8,100 feet. Gross production in December 1999 was approximately 1,850 BOPD. The Company has a 44.1% working interest in this unit. A total of 8 wells were drilled in 1999. 2000 plans include drilling several infill and re-entry wells and converting two wells to water injection.

     Witcher Red Fork Unit. The 1,620 acre Company operated Witcher Red Fork Unit is located in Central Oklahoma. The Company has a 70.7% working interest in this 6,400 foot secondary recovery unit. December 1999 gross production was approximately 350 BOPD.

     North Texas. The north Texas region stretches from the Chadbourne Ranch Field in Coke County in the west to several individual leases in Grayson County in the east. The Rhombochasm, Katz, Electra and Burkburnett Fields represent the properties with the most significant value in the north Texas region. The Com-pany has drilled 289 wells in these fields. In addition to the Company's exten-sive inventory of oil and gas opportunities in the north Texas region, the Com-pany owns three electrical distribution systems and has extensive field facili-ties.

     Rhombochasm Field. The Company acquired a 37.5% working interest in the Rhombochasm Field from the operator, Burnett Oil Company, in early 1994. The Rhombochasm Field encompasses approximately 3,200 acres in Cottle County, Texas. Production is from the Bend Conglomerate formation at an average depth of 8,000 feet. Gross field production in December 1999 was approximately 90 BOPD and 10,320 Mcfpd. During 1999, the Company participated in the drilling of 3 wells. The Company anticipates participating in the drilling of 3 wells during 2000.

     Katz Field. The Katz Field consists of five secondary recovery leases located in King and Knox Counties, Texas. The Company became the operator in March 1998 and has a 100% working interest in these leases. Production is from two Strawn sands at approximately 4,800 feet and 5,100 feet. Gross oil production was approximately 320 BOPD in December 1999. In 1998, the Company began reactivating the waterflood in the zone at 4,800 feet with response occuring in late 1998. The Company anticipates continuing reactivation of the waterflood by activating three shut-in injectors and drilling one producer in 2000.

     Electra Area. The Electra area produces from shallow Cisco sand at a depth of 150 to 2,100 feet. The Company operates 22 leases in this area with 233 active oil producing wells and 121 active water injectors. The Company has a 100% working interest in 21 of these leases and a 75% working interest in the other lease. Gross production for December 1999 averaged approximately 1,064 BOPD. In 1999 the Company drilled 1 producing well.

     Burkburnett Area. The Burkburnett area produces from the Gunsight Sand formation at a depth of 1,750 feet. The Company operates 12 leases in this area with 159 active oil producing wells and 116 active water injectors. The Company's working interest is 100% in all leases. Gross production for December 1999 was approximately 425 BOPD.

   Gulf Coast-Austin Chalk

     Texas -- Giddings Field. Approximately 15% of the Company's estimated total proved reserves at December 31, 1999 were located in the Giddings Field of east central Texas, principally in Grimes, Washington and Fayette Counties. The Giddings Field has been and still is one of the most actively drilled oil and gas fields in the United States. The primary producing zone in the Giddings Field is the Austin Chalk formation, a fractured carbonate formation that has been highly conducive to the application of horizontal drilling technology. The Austin Chalk formation is encountered in this field at depths ranging between approximately 7,000 and 17,000 feet.

     The Company first acquired interests in the Giddings Field in September 1992. During the year ended December 31, 1999, average net production from this field was approximately 61 MMcfe per day. Through December 31, 1999, the Company had drilled 260 gross (86 net) wells in this field and continues to control approximately 217,000 gross (69,000 net) undeveloped acres in this area. The Company currently divides the Giddings Field into three prospect areas: (i) Navasota River, primarily in Grimes County; (ii) Independence, primarily in Washington County; and (iii) River Bend, primarily in Fayette County. The Company expects to drill new wells, including infill wells, and re-enter older wells to drill additional laterals in the Giddings Field. Currently, a majority of the Company's interests in this field are held pursuant to agreements with and are operated by Chesapeake Energy Corporation ("CHK") and, to a lesser extent, UPR. The Company serves as operator for portions of the River Bend prospect area.

     Four  wells  were  drilled  in  the   Independence   area  in  1999.  Belco
participated in the first well in this prolific area in 1998. Five additional wells are planned in 2000.

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

     Louisiana. The Louisiana Austin Chalk Trend is an extension of the 200-mile long Austin Chalk Trend of Texas and represents a continuation of the Company's exploration and development activities using deep-well horizontal drilling technology. At December 31, 1999, the Company owned or had the right to acquire approximately 154,783 net acres in this trend. Low oil prices prompted the postponement of drilling activity during 1998 and most of 1999. In late 1999, Belco added an additional lateral to the Turner #1 well. At year-end this 100% working interest well was producing 700 BOPD. One additional reentry is planned in 2000.

   Other Operating Areas

     HLM Project. The Company has obtained 3-D seismic on approximately 140 square miles located mainly in Montgomery and Liberty Counties. This seismic was interpreted in 1999 and a total of 5 wells were drilled for shallow Yegua, Frio and Wilcox target. At December 31, 1999 the wells were producing an aggregate of 6 Mmcfe per day. The Company has a 79% working interest in the formations shallower than Wilcox. The Company has identified several additional shallow prospects that it will pursue in 2000.

     Also in 1999, Belco made a trade with Newfield Exploration Company ("Newfield") for 33% of the Wilcox rights. Newfield will pay Belco's remaining 46% share of the costs to drill Wilcox wells until Belco receives a total of $2.3 million. Belco is operator for all of the drilling activities. Two Wilcox tests are planned in 2000.

Costs Incurred and Drilling Results

   Drilling Activity

     The following table sets forth the wells participated in by the Company during the periods indicated. In the table, "gross" refers to the total wells in which the Company has a working interest, and "net" refers to gross wells multiplied by the Company's working interest therein.


                                       Year Ended December 31,
                     ----------------------------------------------------------
                      1999 (1)          1998 (1) (2)            1997 (3)
                   -------------------------------------------------------------
                   Gross      Net      Gross       Net       Gross       Net
Development:
  Productive......  46.0      29.4      69.0       47.1        54.0      23.1
  Non-productive..   2.0       1.0       1.0        1.0         4.0       2.2
                   -----     -----     -----      -----       -----     -----
          Total...  48.0      30.4      70.0       48.1        58.0      25.3
                    ====      ====      ====       ====        ====      ====
Exploratory:
  Productive......  11.0       8.2      23.0        9.4        20.0      13.7
  Non-productive..   3.0       2.5       7.0        4.0        18.0       6.4
                   -----       ---     -----       ----       -----      ----
          Total...  14.0      10.7      30.0       13.4        38.0      20.1
                    ====      ====      ====       ====        ====      ====

----------
(1) Includes 15 gross (11.2 net) and 7 gross (4 net) wells in progress at December 31, 1999 and 1998, respectively.
(2) Excludes 343 gross (175 net) productive wells acquired during 1998.
(3) Includes results for Coda Energy, Inc. ("Coda") since November 26, 1997, the date Coda was acquired by the Company.

   Volumes, revenue, prices and production costs

     The following table sets forth certain information regarding the production volumes, revenue, average prices received (prior to any commodity price risk management activities) and average production costs associated with the Company's sale of oil and natural gas for the periods indicated.


                                                  Year Ended December 31,
                                           ------------------------------------
                                                1999       1998     1997 (1)
                                              --------   --------   --------
Net Production Data:
  Oil (MBbl).................................    3,439      4,177      1,295
  Gas (MMcf).................................   39,737     37,208     49,710
  Gas equivalent (MMcfe).....................   60,370     62,272     57,479
Oil and Gas Sales ($ in 000's)(2)............ $139,242   $124,199   $129,994
Average Sales Price (Unhedged) (2):
  Oil ($ per Bbl)............................   $17.49     $13.17     $19.28
  Gas ($ per Mcf)............................    $1.99      $1.86      $2.11
Costs ($ per Mcfe):
  Oil and gas operating expenses.............    $0.65      $0.66      $0.22
  General and administrative.................    $0.08      $0.08      $0.07
  Depreciation, depletion and amortization
    of oil and gas properties................    $0.90      $0.90      $0.81

----------
(1) Includes results for Coda since November 26, 1997, the date Coda was acquired by the Company.

(2) Oil and gas sales exclude results related to commodity price risk management activities which are reported separately.

   Development, Exploration and Acquisition Expenditures

     The following table sets forth certain information regarding the costs incurred by the Company in its development, exploration and acquisition activities during the periods indicated.

                                        Year Ended December 31,
                                  ------------------------------------
                                            ($'s in thousands)
                                   1999           1998         1997 (1)
                                 --------       --------     ----------
Property acquisitions costs--
  Proved........................  $17,608        $56,695       $443,930  (2)
  Unproved......................   10,390         14,414         24,226
Exploration costs...............   10,943         18,597         46,939
Development costs...............   29,576         37,969         59,571
Capitalized interest............    4,881          5,123          3,742
Property Sales..................     (215)        (6,292)       (13,949)
                                ---------       --------      ---------
  Total net costs incurred......  $73,183       $126,506       $564,459
                                  =======       ========       ========

----------
(1) Includes results for Coda since November 26, 1997, the date Coda was acquired by the Company.
(2) Acquisition of proved properties includes $437.4 million (exclusive of $101.6 million of deferred taxes related to the difference between the book and tax basis of assets acquired) relative to the acquisition of Coda.

Acreage

     The following table sets forth, as of December 31, 1999, the gross and net acres that the Company owned, controlled or had the right to acquire interests in both developed and undeveloped acreage. Developed acreage refers to acreage within producing units and undeveloped acreage refers to acreage that has not been placed in producing units. "Gross" acres refers to the total number of acres in which the Company owns a working interest. "Net" acres refers to gross acres multiplied by the Company's fractional working interest.

                                  Developed                 Undeveloped(1)
                              -----------------          ------------------
                              Gross         Net          Gross         Net
                              -----       ------        -------      -------
Rocky Mountains:
  Green River Basin.......    5,123          480        525,140      138,337
  Moxa Arch Trend.........   24,861       14,619         23,559       14,227
  Wind River Basin........    2,077          720        336,202      113,440
  Big Horn Basin..........      643          321        291,188      100,012
  Denver-Julesburg Basin..  207,365        2,298        177,939       91,279
Permian Basin.............   97,871       49,497             20           20
Mid-Continent Region:
  Oklahoma................  119,100       39,635         30,475       10,898
  North Texas.............   36,593       21,777            640          320
  Kansas..................   37,489       31,488          8,563        8,000
  North Dakota............        0            0          4,000        1,858
Austin Chalk Trend:
  Texas-Giddings Field....  104,370       41,498        216,916       69,014
  Louisiana...............    5,330        2,373        183,183      154,783
Other Operating Areas:
  Arkansas................       56           42          6,001        4,383
  Michigan-Central Basin..    1,664          702         71,055       12,554
  Gulf Coast..............   10,254        7,976         49,790       30,871
                            -------      -------      ---------      -------
          Totals..........  652,796      213,426      1,924,671      749,996
                            =======      =======      =========      =======

----------
(1) Leases covering less than half of the undeveloped acreage will expire within the next three years. However, the Company expects to evaluate this acreage prior to its expiration. The Company's leases generally provide that the leases will continue past their primary terms if oil or gas in commercial quantities is being produced from a well on such leases.

Productive Well Summary

     The following table sets forth the Company's ownership in productive wells at December 31, 1999. Gross oil and gas wells include multiple completions. Wells with multiple completions are counted only once for purposes of the following table. Production from various formations in wells without multiple completions is commingled.

                                 Productive Wells
                              -----------------------
                              Gross              Net
                             -------          -------
              Gas..........    878.0            344.8
              Oil..........  1,828.0          1,099.8
                             -------          -------
                    Total..  2,706.0          1,444.6
                             =======          =======

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

     The Company's Moxa Arch wells are subject to various gathering agreements with third parties. Wells drilled under the Amoco Farmout Agreement in the Wilson Ranch, Seven Mile Gulch and Bruff areas are subject to the Gas Gathering and Processing Agreement dated March 20, 1992 with Northwest Pipeline. Gathering fees under this agreement are currently $0.0762 per MMBtu and fuel charges are 0.5%. Gathering fees and fuel charges in the Cow Hollow/ Shute Creek areas are currently $0.1386.

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

     Sales to individual customers constituting 10% or more of total revenues in 1999 were made to Aquila Southwest Pipeline (25%), Amoco Energy Trading (15%), GPM Gas Marketing (13%) and EOTT Energy Operating LP (11%).

     Management believes that the loss of any one of the above customers would not have a material adverse effect on the Company's results of operations or its financial position.

Price Risk Management Transactions

   Commodity Price Risk Management

     With the objective of achieving more predictable revenues and cash flows and reducing the exposure to fluctuations in gas and oil prices, the Company has entered into price risk management transactions of various types with respect to both natural gas and oil, as described below. While the use of these arrangements limits the downside risk of adverse price movements to a certain extent, it may also limit future revenues from favorable price movements. The Company had entered into price risk management transactions with respect to a substantial portion of its estimated oil production and approximately 50% of its estimated gas production for 2000 and lesser amounts of its estimated production for 2001 and beyond. The Company continues to evaluate whether to enter into additional such transactions for 2001 and beyond. In addition, the Company may determine from time to time to terminate its then existing hedging and other risk management positions.

     All of the Company's price risk management transactions are carried out in the over-the-counter market and not on the New York Mercantile Exchange ("NYMEX"). These financial counterparties all have at least an investment grade credit rating. All of these transactions provide solely for financial settlements relating to closing prices on the NYMEX.

     The following is a summary of the types of price risk management transactions in effect as of December 31, 1999.

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

     Reverse Swaps. When the Company determines it desires to reduce the amount of swaps because of an assumed favorable outlook for prices, it enters into a reverse swap. Under such a transaction the role of the Company and the role of the counterparty are reversed.

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

     Options, Puts and Straddles. When the Company believes that it will receive a sufficiently high cash premium (or other consideration) for granting the counterparty a call or put option, it may enter into such a transaction. If the Company sold a $20.00 call on oil for $0.40 a barrel in a given month and prices averaged $19.00 a barrel for such month, the Company would receive a net realization per barrel of $19.40 ($19.00 plus the $0.40 premium). However, if for that month the price of oil averaged $20.00 or higher per barrel, the Company would receive a net realization of $20.40 (the call price, $20.00, plus $0.40).

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

     The Company sells Wyoming natural gas at prices based on the Northwest Pipeline Rocky Mountain Index ("NPRMI") and the Colorado Interstate Gas Co.-Rocky Mountain Index ("CIGCo.-RMI") (indices of prices for gas delivered at various delivery points on the Northwest Pipeline and the CIGCo. pipeline in the Northern Rocky Mountain area). For natural gas sold against these indices, the Company has entered into basis swaps that require the counterparty to make a payment to the Company in the event that the average NYMEX Reference Price per MMBtu for gas delivered to Henry Hub, Louisiana for a reference period exceeds the average price for gas delivered to the Northwest Pipeline in the Rocky Mountains as reflected in the NPRMI (the most liquid Rocky Mountain hub) for such reference period by more than a stated differential, and requires the Company to make a payment to the counterparty in the event that the NYMEX Reference Price for Henry Hub exceeds the price for NPRMI gas by less than the stated differential (or in the event that the NPRMI price exceeds the Henry Hub price).

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

     The basic credit, which is currently approximately $0.52 per MMBtu ($0.59 per Mcf) of natural gas produced from tight sand reservoirs and approximately $1.06 per MMbtu of natural gas produced from Devonian Shale, is computed by reference to the price of crude oil and is phased out as the price of oil exceeds $23.50 per Bbl in 1979 dollars (as adjusted for inflation) with complete phaseout if such price exceeds $29.50 per Bbl in 1979 dollars (as adjusted for inflation). Under this formula, the commencement of phaseout would be triggered if the average price for crude oil rose above approximately $48 per Bbl in current dollars. The Company generated approximately $0.6 and $0.7 million of
Section 29 Tax Credits in 1999 and 1998, respectively. The Section 29 Tax Credit may not be credited against the alternative minimum tax, but under certain circumstances may be carried over and applied against regular tax liability in future years. Therefore, no assurances can be given that the Company's Section 29 Tax Credits will reduce its federal income tax liability in any particular year.

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

Employees

     As of December 31, 1999, the Company had 181 full time employees, none of whom is represented by organized labor unions. The Company considers its employee relations to be good.

Office and Equipment

     The Company maintains its executive offices at 767 Fifth Avenue, New York, New York. The Company pays Robert A. Belfer, Chairman of the Board and Chief Executive Officer, a fee of approximately $250,000 per annum for office space and services provided through such office. This fee is indexed to the consumer price index. The fee is based on the actual cost of such office space pro-rated to the amount utilized in Company operations. The Company believes the fee compares favorably to the terms which might have been available from a non-affiliated party. See "Certain Relationships and Related Transactions." The Company owns a building in Dallas, Texas, containing approximately 65,000 square feet which serves as the operations headquarters. The Company leases 5,796 square feet of office space in Tulsa, Oklahoma pursuant to a lease that terminates on August 31, 2000. The Company also leases 1,748 square feet of office space in Midland, Texas pursuant to a lease that terminates on February 28, 2001. Additionally, the Company owns a property in Granger, Wyoming consisting of a metal building and associated four acres, used by Belco as a production office and yard. The Company also maintains an inventory of field equipment and materials including tubular goods, compressors, pumping units and field vehicles.

Forward-Looking Information and Risk Factors

     This document includes  "forward-looking  statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements other than statements of historical facts included in this document (including the information incorporated by reference herein), including without limitation statements regarding planned capital expenditures, the availability of capital resources to fund capital expenditures, estimates of proved reserves, the number of anticipated wells to be drilled in 2000 and thereafter, the Company's financial position, business strategy and other plans and objectives for future operations, are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. There are numerous uncertainties inherent in estimating quantities of proved oil and natural gas reserves and in projecting future rates of production and timing of development expenditures, including many factors beyond the control of the Company. Reserve engineering is a subjective process of estimating underground accumulations of oil and natural gas that cannot be measured in an exact way, and the accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. As a result, estimates made by different engineers often vary from one another. In addition, results of drilling, testing and production subsequent to the date of an estimate may justify revisions of such estimate and such revisions, if significant, would change the schedule of any further production and development drilling. Accordingly, reserve estimates are generally different from the quantities of oil and natural gas that are ultimately recovered. Additional important factors that could cause actual results to differ materially from the Company's expectations are described elsewhere herein. All written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by such factors.

   Volatility of Oil and Gas Prices; Marketability of Production

     The Company's revenue, profitability and future rate of growth are substantially dependent upon the prevailing prices of, and demand for, oil and natural gas. The Company's ability to maintain or increase its borrowing capacity and to obtain additional capital on attractive terms is also substantially dependent upon oil and gas prices. Prices for oil and natural gas are subject to wide fluctuation in response to relatively minor changes in the supply of and demand for oil and natural gas, market uncertainty and a variety of additional factors that are beyond the control of the Company. These factors include the level of consumer product demand, weather conditions, domestic and foreign governmental regulations, the price and availability of alternative fuels, political conditions in the Middle East, the foreign supply of oil and natural gas, the price of oil and gas imports and overall economic conditions. From time to time, oil and gas prices have been depressed by excess domestic and imported supplies. There can be no assurance that current price levels will be sustained. It is impossible to predict future oil and natural gas price movements with any certainty. Low oil and natural gas prices reduce the amount of the Company's oil and natural gas that can be produced economically, and may adversely affect the Company's financial condition, liquidity and results of operations. Market prices for oil and gas have moved over a very broad range during the past two years. Additionally, substantially all of the Company's sales of oil and natural gas are made pursuant to contracts based on market indexes and not pursuant to long-term fixed price contracts. With the objective of reducing price risk, the Company enters into hedging and other derivative type transactions with respect to a portion of its expected future production. There can be no assurance, however, that such commodity price risk management transactions will reduce risk or mitigate the effect of any substantial or extended decline in oil or natural gas prices. Any substantial increase or extended decline in the prices of oil or natural gas could have a material adverse effect on the Company's financial condition and results of operations.

     In addition, the marketability of the Company's production depends upon the availability and capacity of gas gathering systems, pipelines and processing facilities. Federal and state regulation of oil and gas production and transportation, general economic conditions and changes in supply and demand all could adversely affect the Company's ability to produce and market its oil and natural gas. If market factors were to change dramatically, the financial impact on the Company could be substantial. The availability of markets and the volatility of product prices are beyond the control of the Company and represent a significant risk. See "Marketing" and "Management's Discussion and Analysis of Financial Condition and Results of Operations-- Overview."

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

     Approximately 25% of the Company's total proved reserves at December 31, 1999 were undeveloped, which are by their nature less certain. Recovery of such reserves will require significant capital expenditures and successful drilling operations. The reserve data set forth in the Company's estimates and the Miller and Lents Report assumes that substantial capital expenditures by the Company will be required to develop such reserves. Although cost and reserve estimates attributable to the Company's oil and gas reserves have been prepared in accordance with industry standards, no assurance can be given that the estimated costs are accurate, that development will occur as scheduled or that the results will be as estimated. See "Properties -- Oil and Gas Reserves."

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

   Ceiling Limitation Writedowns

     The Company reports its operations using the full cost method of accounting for oil and gas properties. Under the full cost accounting rules, the net capitalized costs of proved oil and gas properties may not exceed a "ceiling limit", calculated at the end of each quarter, which is based upon the present value of estimated future net cash flows from proved reserves, discounted at 10%, plus the lower of cost or fair market value of unproved properties, net of related tax effects. If net capitalized costs of proved oil and gas properties exceed the ceiling limit, the Company is subject to a ceiling limitation writedown to the extent of such excess. A ceiling limitation writedown is a charge to earnings which does not impact cash flows. However, such writedowns impact the amount of the Company's stockholders' equity. The risk that the Company will be required to write down the carrying value of its oil and gas properties increases when oil and gas prices are depressed or volatile. Application of these rules during periods of relatively low oil or gas prices, even if temporary, may result in a ceiling writedown. In addition, writedowns may occur if the Company makes additional acquisitions or has substantial downward revisions in its estimated proved reserves. Unpredictable declines in oil and gas prices increase the risk that the Company will be required to record a ceiling limitation writedown. See "-- Volatility of Oil and Natural Gas Prices; Marketability of Production." No ceiling limitation writedown was required for the calendar year 1999. For the year 1998 the Company recorded approximately $229 million ($149 million after-tax) of non-cash ceiling test provisions after applying substantially lower commodity prices to estimated recoverable reserves. At year-end 1997, the Company recorded a non- cash writedown of approximately $150 million ($97.5 million after tax), a significant portion of which was attributable to the 1997 acquisition of Coda and lower year-end reserve values due to lower year-end oil and gas prices. No assurance can be given that the Company will not experience additional ceiling limitation writedowns in the future. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

   Substantial Capital Requirements

     The Company makes, and expects to continue to make, substantial expenditures for the development, exploration, acquisition and production of oil and natural gas reserves. The Company incurred capital expenditures of $133.0 million during 1998 and $74.0 million during 1999. For the year 2000, the Company has budgeted $60 million in capital expenditures for exploration and development operations. Management believes that the Company will have sufficient cash provided by operating activities to fund capital expenditures in 2000. However, if revenues or cash flows from operations decrease as a result of lower oil and natural gas prices or operating difficulties, the Company may be limited in its ability to expend the capital necessary to undertake or complete its current drilling plans, or it may be forced to raise additional debt or equity proceeds to fund such expenditures in the future. The Company's credit facility currently limits the amounts the Company may borrow to $150 million, subject to increase or decrease based upon borrowing base adjustments. There can be no assurance that additional debt or equity financing or cash generated by operations will be available to meet all these requirements. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

   Acquisition Risks

     The Company continues to pursue the selective acquisition of oil and gas properties and businesses. Although no definitive agreements, other than matters disclosed elsewhere in this filing, have been reached regarding any such acquisitions, if consummated such acquisitions may have a material impact on the Company's business. Any acquisition by the Company must satisfy the applicable covenants set forth in the indenture governing the Company's 8-7/8% Senior Subordinated Notes due 2007 (the "8-7/8% Indenture"), the indenture governing the Company's 10-1/2% Senior Subordinated Notes due 2006 (the "10-1/2% Indenture") and the credit agreement (the "Credit Agreement") relating to the Company's Credit Facility (as defined herein).

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

   Restrictions Upon Ability to Pay Dividends

     The ability of the Company to make dividend payments on the Preferred Stock will be dependent on the Company's future performance and liquidity. In addition, the Credit Agreement, the 8-7/8% Indenture and the 10-1/2% Indenture contain restrictions on the ability of the Company to pay cash dividends on its capital stock, including the Preferred Stock. The Credit Agreement permits the Company to pay cash dividends of up to $50 million in the aggregate and restricts additional dividends to 50% of the Company's cumulative consolidated net income (as defined in the Credit Agreement) (or if such consolidated net income is a deficit, 100% of such deficit) from October 1, 1997, subject to increases and decreases to such cumulative amount based on other adjustments specified in the Credit Agreement. The Credit Agreement also prohibits the Company from paying cash dividends if there is a default or event of default under the Credit Agreement. The 8-7/8% Indenture permits the Company to pay cash dividends of up to $25 million in the aggregate and restricts additional dividends to 50% of the Company's cumulative consolidated net income (as defined in the 8-7/8% Indenture) (or if such consolidated net income is a deficit, 100% of such deficit) from October 1, 1997, subject to increases and decreases to such cumulative amount based on other adjustments specified in the 8-7/8% Indenture. The 8-7/8% Indenture also prohibits the payment of cash dividends in the event that (i) the Company would not be permitted to incur $1.00 of additional indebtedness under the 8-7/8% Indenture at the time of a proposed dividend payment based on its inability to satisfy a fixed charge coverage ratio or (ii) there is a default or event of default under the 8-7/8% Indenture. The 10-1/2% Indenture permits the Company to pay cash dividends of up to $5 million in the aggregate and would restrict additional dividends to 50% of the Company's cumulative consolidated net income (as defined in the 10-1/2% Indenture) (or if such consolidated net income is a deficit, 100% of such deficit) from April 1, 1996, subject to increases and decreases to such cumulative amount based on other adjustments specified in the 10-1/2% Indenture. The Company currently has capacity beyond the $5 million dividend limit under the 10-1/2% Indenture. The 10-1/2% Indenture would also prohibit the payment of cash dividends in the event that (i) the Company would not be permitted to incur $1.00 of additional indebtedness under the 10-1/2% Indenture at the time of a proposed dividend payment based on its inability to satisfy a fixed charge coverage ratio or (ii) there is a default or event of default under the 10-1/2% Indenture.

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

   Control by Certain Stockholders

     Robert A. Belfer, his son Laurence D. Belfer, his brother-in-law Jack Saltz, their spouses, and certain trusts for their respective children and grandchildren own approximately 60% of the outstanding shares of the Common Stock and approximately 16% of the outstanding shares of the Preferred Stock. As a result, such stockholders will be able to effectively control the outcome of certain matters requiring a stockholder vote, including the election of directors. Such ownership of Common Stock may have the effect of delaying, deferring or preventing a change of control of the Company and may adversely affect the voting and other rights of other stockholders.

Executive Officers of the Registrant

     Officers are elected each year by the Board of Directors following the Annual Meeting for a term of one year and until the election and qualification of their successors. The current executive officers of the Company and their ages, positions with the Company and business experience are presented below:

     Robert A. Belfer, age 64, is Chairman of the Board and Chief Executive Officer of the Company. Mr. Belfer began his career at BPC in 1958 and became Executive Vice President in 1964, President in 1965 and Chairman of the Board in 1984. BPC was an independent oil and gas producer in the United States and abroad, which went public in 1959. It was one of the larger independent oil and gas companies in the United States and was included in Fortune's listing of the 500 largest industrial companies in the United States prior to merging with InterNorth, Inc. (now Enron Corp.) in 1983. Following the merger, Mr. Belfer became Chief Operating Officer of BelNorth Petroleum Corp., a combination of oil and gas producing operations of BPC and InterNorth. He resigned from his position with InterNorth in 1986 and pursued personal investments in oil and gas and other industries. In April 1992, Mr. Belfer founded the Company. In addition to his position at the Company, Mr. Belfer serves on the board of Enron.
Mr.  Belfer  received his  undergraduate  degree from Columbia College  (A.B.
1955) and a law degree from the Harvard Law School (J.D.  1958).

     Laurence D. Belfer, age 33, is Vice-Chairman and Chief Operating Officer of the Company. Mr. Belfer joined the Company as Vice President in September 1992. He was promoted to Executive Vice President in May 1995 and Chief Operating Officer in December 1995, was named President in April 1997 and Vice-Chairman in March, 1999. He is a founder and Chairman of Harvest Management, Inc., a money management firm. Mr. Belfer graduated from Harvard University (B.A. 1988) and from Columbia Law School (J.D. 1992).

     Grant W. Henderson, age 41, is President of the Company. He was named President effective March 1, 1999 and prior to his promotion he served as Senior Vice President-Corporate Development. Mr. Henderson was formerly President and Chief Financial Officer of Coda and joined Coda in October 1993 as Executive Vice President and Chief Financial Officer. He was elected a director of Coda in 1995 and became President of Coda in February 1996. Mr. Henderson was previously employed by NationsBank, beginning 1981, last serving as Senior Vice President in its Energy Banking Group. Mr. Henderson is a graduate of Texas Tech University where he received a B.B.A. degree with a major in finance.

     Dominick J. Golio, age 54, is Senior Vice President-- Finance, Chief Financial Officer, Treasurer and Secretary of the Company. Mr. Golio began his career at the New York City office of Arthur Andersen & Co. in 1972. In 1975, he joined Case, Pomeroy & Company and Felmont Oil Corporation, its publicly traded affiliate, where he rose to the position of Vice President Finance. Mr. Golio left Felmont in 1987 following a merger between Felmont and Homestake Mining Company. He served as Vice President Finance and Administration at both AEG Corporation, the U.S. electronics subsidiary of Daimler-Benz North America, until 1991 and at Millmaster Onyx Group, Inc. until September 1993 at which time he joined the Company. Mr. Golio is a Certified Public Accountant (NY). He holds undergraduate and graduate degrees from Pace University (B.B.A. Accounting, 1972, M.B.A.-- Taxation, 1978).

     Shiv K. Sharma, age 58, is Senior Vice President -- Engineering of the Company. Mr. Sharma began his career in 1967 as a Reservoir Engineer with Shell Oil Company. In 1970, he joined BPC as a reservoir engineer and was subsequently elected to Vice President and Senior Vice President of Engineering, a position he held until his departure from that company in 1988. From 1988 to 1992, Mr. Sharma worked as a petroleum consultant for several New York companies. He served as a director and consultant to the Company commencing April 1992 and was elected to his present position in April 1994.

Mr. Sharma received his degrees in petroleum technology from the Indian School of Mines (B.S. 1963) and petroleum engineering from Stanford University (M.S.
1966).

     Steven L. Mueller, age 47, is Senior Vice President -- Exploration and Production of the Company. Mr. Mueller began his career in 1975 as a Geological Engineer at Tenneco Oil, Lafayette. He advanced at Tenneco Oil to Division Exploration Manager in 1987. In 1988, Mr. Mueller joined Fina Oil in Houston, Texas as Exploration Manager of South Louisiana, and in 1992 he joined American Exploration in Houston, Texas as Exploitation Vice President. He was with American Exploration until October of 1996 when he joined the Company. Mr. Mueller has over 24 years experience in exploring for and exploiting oil and gas fields both onshore and offshore. He holds a BS in Geological Engineering from the Colorado School of Mines (1975).

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

     BOPD.  Barrels of oil per day.

     Btu. British thermal unit, which is the heat required to raise the tem-perature of a one-pound mass of water from 58.5 to 59.5 degrees Fahrenheit.

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

     Workover. Operations on a producing well to restore or increase produc-tion.

See also the Consolidated Financial Statements beginning on page F-1.

ITEM 2 -- PROPERTIES

Oil and Gas Reserves

     The following table sets forth information with respect to the Company's estimated net proved oil and gas reserves as of December 31, 1999. Information in this 10-K as of December 31, 1999 relating to properties with 83% of the Company's estimated net proved oil and gas reserves (84% of the PV10) and the estimated future net revenues attributable thereto is based upon the Miller and Lents, Ltd. Report, independent petroleum engineers. All calculations of estimated net proved reserves have been made in accordance with the rules and regulations of the Commission and, except as otherwise indicated, give no effect to federal or state income taxes otherwise attributable to estimated future net revenues from the sale of oil and gas. The present value of estimated future net revenues has been calculated using a discount factor of 10%. See "Business -- Forward-Looking Statements and Risk Factors -- Uncertainty of Estimates of Oil and Gas Reserves."

                                                As of December 31, 1999
                                         -----------------------------------
                                           Proved        Proved
                                         Developed    Undeveloped      Total
                                         ---------    -----------     -------
Estimated Proved Reserves:
  Gas (Bcf).............................   224.1          98.0         322.1
  Oil (MMBbls)..........................    42.4          10.7          53.1
Total Gas Equivalents (Bcfe)............   478.3         162.3         640.6
Estimated Future Net Revenue before
 Income Taxes (in millions)(1)..........$1,014.9        $239.9      $1,254.8
Present Value of Estimated Future
 Net Revenues before Income Taxes
 (discounted at 10% per annum)
 (in millions)(1).......................  $527.8        $106.9        $634.7

(1) Estimated future net revenue before income taxes represents estimated future gross revenue to be generated from the production of proved reserves, net of estimated production and future development costs, using average December 31, 1999 prices, which were $2.14 per Mcf of gas and $23.79 per barrel of oil without giving effect to commodities price risk management activities accounted for as hedges. At December 31, 1999, the estimated future net revenue before income taxes and the present value of such estimated future net revenue before income taxes related to such price risk management activities were ($8.6) million and ($8.2) million, respectively (based on oil and gas prices in effect at December 31, 1999), which amounts have not been subtracted from estimated future net revenue before income taxes and its present value as shown above. If such amounts were subtracted, estimated future net revenue before income taxes would equal $1,006.3 million (Proved Developed) and $1,246.2 million (Total) and present values of such estimated future net revenues before income taxes would equal $519.2 million (Proved Developed) and $626.5 million (Total).

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

ITEM 4 -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the quarter ended December 31, 1999, no matters were submitted by the Company to a vote of its security holders.

                                     PART II

ITEM 5--   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     As of March 15, 2000, the Company estimates there were approximately 123 record holders of its Common Stock. The Company's Common Stock is listed on the New York Stock Exchange ("NYSE") and traded under the symbol "BOG." As of March 15, 2000, the Company had 31,092,400 shares outstanding and its closing price on the NYSE was $8.5625 per share. The high and low sales prices for the Company's Common Stock during each quarter in the two years ended December 31, 1999 were as follows:


                                       COMMON STOCK
                                   ---------------------
                                   High              Low
                                  ------           ------
     1998
     First Quarter............    $19.00           $16.75
     Second Quarter...........     17.75             8.13
     Third Quarter............     11.25             6.63
     Fourth Quarter...........      6.88             4.38

     1999
     First Quarter............      6.38             4.75
     Second Quarter...........      7.94             5.75
     Third Quarter............      7.56             6.38
     Fourth Quarter...........      7.06             4.94

     The Company has never paid a dividend, cash or otherwise, on its Common Stock. Certain provisions of the Company's Credit Agreement, 8-7/8% Indenture and the 10-1/2% Indenture restrict the Company's ability to declare or pay cash dividends on its Common Stock. See "Forward-Looking Information and Risk Factors--Restrictions Upon Ability to Pay Dividends". Other than payments of Preferred Stock dividends, the Company currently intends to maintain a policy of retaining cash for the continued expansion of its business.

ITEM 6 -- SELECTED FINANCIAL DATA

     The following table sets forth selected financial data regarding the Company as of and for each of the periods indicated. The following data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's financial statements and notes thereto, which follow.

                                                                               Year Ended December 31,
                                                              -----------------------------------------------------
                                                            1999         1998         1997         1996          1995
                                                         ----------   ----------   ----------   ----------    -------
                                                                           (In thousands, except per share data)
Statement of Operations Data:
Revenues:

  Oil and gas sales.......................................$139,242      $124,200     $129,994     $119,710     $68,767
  Commodity Price Risk Management Activities

    - Cash................................................     248         5,888       (1,551)       3,417       9,480
    - Non-cash............................................ (34,094)       18,912       (4,928)      (9,384)         --
  Interest................................................   1,134         1,730        3,245        2,653         353
                                                          ---------    ---------    ---------     --------    --------
Total revenues............................................ 106,530       150,730      126,760      116,396      78,600
                                                           -------       -------      -------      -------      ------
Costs and expenses:
  Oil and gas operating expenses..........................  39,168        40,847       12,758        7,847       5,824
  Depreciation, depletion and amortization                  54,182        56,102       46,684       40,904      27,590
  Impairment of oil and gas properties....................      --       229,000      150,000           --          --
  Impairment of equity securities.........................     450        24,216           --           --          --
  General and administrative..............................   4,940         5,216        3,913        3,059       2,597
  Interest Expense........................................  21,021        21,013        1,668           --          --
                                                          --------      --------      -------    ---------   ---------
Total costs and expenses.................................. 119,761       376,394      215,023       51,810      36,011
                                                           -------       -------      -------       ------      ------
Income (loss) before income taxes......................... (13,231)     (225,664)     (88,263)      64,586      42,589
Provision (benefit) for income taxes (1)                    (4,631)      (78,107)     (31,355)      21,953      13,852
                                                          ---------   ----------    ----------     -------    --------
Net income (loss) (1)..................................... $(8,600)    $(147,557)    $(56,908)     $42,633     $28,737
                                                           ========    =========     =========     =======     =======
Net income (loss) available to common stock               $(15,484)    $(152,963)    $(56,908)     $42,633     $28,737
                                                          =========    ==========    =========     =======     =======
Basic and diluted earnings (loss) per common share (1)      $(0.49)       $(4.85)      $(1.80)       $1.42       $1.15
                                                            =======       ======       =======       =====       =====
Weighted average common shares outstanding (2)              31,642        31,529       31,538       29,986      25,000

Statement of Cash Flows Data:

Cash flow from operating activities.......................  78,044        86,345      101,523      108,059      62,037
Cash flow from investing activities....................... (74,542)     (138,526)    (363,136)    (143,826)    (65,133)
Cash flow from financing activities.......................  (3,832)       42,356      230,400       77,684      (2,299)

Capital expenditures......................................  73,183       126,506      564,459      142,712      71,387

Balance Sheet Data:
Working capital ..........................................$ (8,389)(3)   $14,823      $36,757      $48,667        $446
Total assets.............................................. 510,973       505,536      697,109      303,918     145,550
Long-term debt............................................ 306,744       294,990      352,090           --      22,000
Equity.................................................... 113,972       138,291      184,648      233,203     105,015

------------------
(1) 1996 includes a one-time non-cash deferred tax charge of $30.1 million recognized as a result of the Combination consummated on March 29, 1996 in connection with the Company's Initial Public Offering.

(2) Earnings per share have been computed as if the 25,000,000 shares of Common Stock that were issued in connection with Combination had been outstanding for all years prior to 1996.

(3) Excluding the commodity price risk management mark-to-market balance sheet items, working capital would have been positive $6.6 million at December 31, 1999.

ITEM 7 --MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion is intended to assist in the understanding of the Company's historical financial position and results of operations for the periods indicated. It is based on the Company's historical financial statements and related notes thereto which follow and contain detailed information that should be referred to in conjunction with Management's Discussion and Analysis.

Overview

     Belco Oil & Gas Corp. and its subsidiaries (the "Company") is an independent energy company engaged in the exploration for and the acquisition, exploitation, development and production of natural gas and oil in the United States primarily in the Rocky Mountains, the Permian Basin, the Mid-Continent region and the Austin Chalk Trend. Since its inception in April 1992, the Company has grown its reserve base through a balanced program of exploration and development drilling and through acquisitions. The Company concentrates its activities primarily in four core areas in which it has accumulated detailed geologic knowledge and has developed significant management and technical expertise. Additionally, the Company structures its participation in natural gas and oil exploration and development activities to minimize initial costs and risks, while permitting substantial follow-on investment.

     On November 26, 1997, the Company acquired all of the outstanding capital stock of Coda Energy, Inc. ("Coda"), an independent energy company that was principally engaged in the acquisition and exploitation of producing oil and natural gas properties. Coda's properties were principally located in the Permian Basin of west Texas and the Mid-Continent region of Oklahoma and north Texas. The acquisition approximately doubled the Company's reserve base to 604 Bcfe at December 31, 1997, extended the Company's reserve life index at that time and established a more balanced reserve mix of approximately 51% oil and 49% natural gas. The Company's reserve base was 641 Bcfe with a reserve life index of 10.6 years, based on 1999 production.

     The Company's operations are currently focused in the Rocky Mountains, primarily in the Green River (which includes the Moxa Arch Trend), Wind River and Big Horn Basins of Wyoming; the Permian Basin in west Texas; the Mid-Continent region in Oklahoma and north Texas; and the Austin Chalk Trend, primarily in Texas. These areas accounted for approximately 99% of the Company's proved reserves at December 31, 1999.

     The Company's revenue, profitability and future rate of growth are substantially dependent upon prevailing prices for natural gas, oil and condensate. These prices are dependent upon numerous factors beyond the Company's control, such as economic, political and regulatory developments and competition from other sources of energy. Energy markets have historically been very volatile, and there can be no assurance that oil and natural gas prices will not be subject to wide fluctuations in the future. A substantial or extended decline in oil and natural gas prices could have a material adverse effect on the Company's financial position, results of operations and access to capital, as well as the quantities of natural gas and oil reserves that the Company may economically produce. Natural gas produced is sold under contracts that primarily reflect spot market conditions for their particular area. The Company markets its oil with other working interest owners on spot price contracts and typically receives a small premium to the price posted for such oil. Currently, approximately 66% of the Company's production volumes relate to the sale of natural gas (based on six Mcf of gas being considered equivalent to one barrel of oil).

     The Company utilizes commodity swaps and options and other commodity price risk management transactions related to a portion of its oil and natural gas production to achieve a more predictable cash flow, and to reduce its exposure to price fluctuations. The Company accounts for these transactions as hedging activities or uses mark-to-market accounting for those contracts that do not qualify for hedge accounting. As of December 31, 1999, the Company has various natural gas and oil price risk management contracts in place with respect to substantial portions of its estimated production for calendar year 2000 and with respect to lesser portions of its estimated production for 2001 and 2002. The Company expects from time to time to either add or reduce the amount of price risk management contracts that it has in place in keeping with its price risk management strategy.

     The following table sets forth certain operations data of the Company for the periods presented:

                                                                                       Year Ended December 31,
                                                                             -------------------------------------------
                                                                                 1999           1998            1997
                                                                             ------------   ------------    ------------
Oil and Gas Sales (Unhedged) (in thousands).................................   $139,242        $124,200       $129,994
Commodity Price Risk Management (in thousands)
  Cash......................................................................        248           5,888         (1,551)
  Non-Cash..................................................................    (34,094)         18,912         (4,928)
Weighted Average Sales Prices (Unhedged):
  Oil (per Bbl).............................................................     $17.49          $13.17         $19.28
  Gas (per Mcf).............................................................      $1.99           $1.86          $2.11
Net Production Data:
  Oil (MBbls)...............................................................      3,439           4,177          1,295
  Gas (MMcf)................................................................     39,738          37,207         49,710
  Gas equivalent (MMcfe)....................................................     60,370          62,272         57,479
  Gas equivalent (Mcfe-daily)...............................................    165,398         170,609        157,477
Operations Data per Mcfe:
  Oil and gas sales revenues (unhedged).....................................      $2.31           $1.99          $2.26
  Oil and gas operating expenses............................................      (0.65)          (0.66)         (0.22)
  General and administrative................................................      (0.08)          (0.08)         (0.07)
  Depreciation, depletion and amortization..................................      (0.90)          (0.90)         (0.81)
                                                                                  ------          ------         ------
  Pre-tax operating profit (1)..............................................      $0.68           $0.35          $1.16
                                                                                  =====           =====          =====

----------
(1) Excluding commodity price risk management activities charges, ceiling test and securities impairment provisions, interest income and interest expenses.

Results of Operations - 1999 Compared to 1998

   Revenues

     Oil and gas sales revenues for the year 1999, excluding the effects of commodity price risk management activities, increased 12% to $139.2 million compared to $124.2 million realized in 1998. The year over year increase is due to higher commodity prices and higher natural gas production partially offset by lower crude oil production. In 1999, weighted average oil prices realized (unhedged) totaled $17.49 per barrel, a 33% increase when compared to the $13.17 realized in 1998. The natural gas weighted average prices realized (unhedged) increased by 7% from $1.86 in 1998 to $1.99 in 1999. Average daily production volume in 1999 on an Mcfe basis declined by 3% to 165,398 Mcfe.

     Commodity price risk management activities resulted in a net pre-tax loss of $33.8 million for 1999 which included (1) cash realized hedging losses of $3.2 million, (2) cash realized gains related to non-hedging transactions totaling $3.4 million, and (3) non-cash unrealized losses for mark-to-market accounting of $34.1 million. The impact of such activities on an Mcfe basis amounted to net losses of $0.56 ($0.00 cash gain and $0.56 non-cash loss). This compares to net gains of $0.40 ($0.09 cash and $0.31 non-cash) per Mcfe for 1998.

   Costs and Expenses

     Production and Operating Expenses. Production and operating expenses declined to $39.2 million or 4% in 1999 when compared to the $40.8 million incurred during 1998. The decrease is identified with cost reduction efforts in response to lower commodity prices realized in the first half of 1999 combined with the implementation of other operating efficiencies on newly operated properties located in Wyoming. On a unit basis, operating costs were $0.65 per Mcfe for 1999 compared to $0.66 per Mcfe for 1998.

     Depreciation, Depletion and Amortization. Recurring depreciation, depletion and amortization ("DD&A") costs for the year totalled $54.2 million when compared to the $56.1 million recorded for the prior year. The DD&A rate for the year was unchanged at $0.90 per Mcfe. For the year 1998, the Company also recorded $229 million ($149 million after-tax) in non-cash ceiling test provisions as required by full-cost accounting rules. The provisions were the result of applying substantially lower commodity prices to estimated recoverable reserves.

     General and Administrative Expenses. General and administrative ("G&A") costs declined by 5% during 1999 to $4.9 million when compared to the $5.2 million incurred in 1998. The decrease is primarily due to the cost controls implemented in response to lower commodity prices. The rate per Mcfe for such costs was unchanged at $0.08 for both years. Exploration related G&A expenses for 1999 in the amount of $5.5 million have been capitalized to oil and gas property accounts. The decrease of $0.7 million when compared to 1998 comparable capitalized amount of $6.2 million principally reflects reduced exploration activities.

     Interest expense is incurred on $150 million of the 8-7/8% Senior Subordinated Notes due 2007 (the "8-7/8% Notes") issued in September 1997, $109 million of the 10-1/2% Senior Subordinated Notes due 2006 (the "10-1/2% Notes") and bank debt incurred under the Company's Revolving Credit Facility. Net interest costs incurred for the year 1999 totalled $25.9 million, with approximately $4.9 million of this total capitalized to property accounts. The 1999 net total interest cost declined modestly when compared to 1998 when net total interest costs were $26.1 million, with $5.1 million capitalized.

     As a result of the substantial decline in the market value of Big Bear Exploration Ltd. ("Big Bear") securities acquired in June 1998, impairment provisions were $450,000 and $9.7 million recorded by the Company in 1999 and 1998, respectively. See "Liquidity and Capital Resources" for additional details related to the Big Bear investment.

   Income (Loss) Before Income Taxes

     The Company's reported loss before income tax benefits for the year 1999 was $13.2 million. This compares to a loss of $225.7 million reported in 1998. The substantially lower loss reported for 1999 reflects improved commodity prices and the absence of non-cash ceiling test and securities impairment provisions of $229.0 million and $24.2 million, respectively, reported in 1998.

   Income Taxes

     Income tax benefits were recorded for 1999 in the amount of $4.6 million and $78.1 million for 1998 as a result of reported pre-tax losses.

Results of Operations - 1998 Compared to 1997

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

     Interest expense is incurred on $150 million of the 8-7/8% Senior Subordinated Notes due 2007 (the "8-7/8% Notes") issued in September 1997, $109 million of the 10-1/2% Notes assumed in the Coda acquisition in November 1997 and bank debt incurred under the Revolving Credit Facility. Net interest costs incurred for the year 1998 totalled $26.1 million, with approximately $5.1 million of this total capitalized to property accounts.

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

Liquidity and Capital Resources

   General

     In September 1997, the Company entered into a five-year $150 million Credit Agreement dated September 23, 1997 (the "Credit Facility") with The Chase Manhattan Bank, N.A., as administrative agent (the "Agent") and other lending institutions (the "Banks"). The Credit Facility provides for an aggregate principal amount of revolving loans of up to the lesser of $150 million or the Borrowing Base (as defined) in effect from time to time, which includes a sub-facility from the Agent for letters of credit. The Borrowing Base at December 31, 1999 was set at $150 million with $42.0 million advanced to the Company at that date. The borrowing base is redetermined by the Agent and the Banks semi-annually based upon their usual and customary oil and gas lending criteria as such exist from time to time. In addition, the Company may request two additional redeterminations and the Banks may request one additional redetermination per year.

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

     In September 1997, the Company issued $150 million of the 8-7/8% Notes. Interest on the 8-7/8% Notes accrues at the rate of 8-7/8% per annum and is payable semi-annually in arrears on March 15 and September 15 of each year, commencing on March 15, 1998. The 8-7/8% Notes mature on September 15, 2007 unless previously redeemed. Except under limited circumstances, the 8-7/8% Notes are not redeemable at the Company's option prior to September 15, 2002. Thereafter, the 8-7/8% Notes will be subject to redemption at the option of the Company, in whole or in part, at specified redemption prices, plus accrued and unpaid interest, if any, thereon to the applicable redemption date. In addition, upon a change of control (as defined in the indenture pursuant to which the 8-7/8% Notes were issued) the Company is required to offer to redeem the 8-7/8% Notes for cash at 101% of the principal amount, plus accrued and unpaid interest, if any, thereon to the applicable date of repurchase.

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

     On February 25, 1998, the Company merged Coda into Belco and immediately thereafter transferred all of Coda's assets and liabilities, except for Coda's obligations under the 10-1/2% Notes to Belco Energy Corp., a Nevada corporation and a wholly owned subsidiary of the Company. As of December 31, 1999, the Company also had $109 million principal amount outstanding under the 10-1/2% Notes. Interest on the 10-1/2% Notes accrue at the rate of 10-1/2% per annum and is payable semi-annually in arrears on April 1 and October 1 of each year. Except under limited circumstances, the 10-1/2% Notes are not redeemable at the Company's option prior to April 1, 2001. Thereafter the 10-1/2% Notes will be subject to redemption at specified prices, plus accrued and unpaid interest, if any, thereon to the applicable redemption date.

     The 10-1/2% Notes are general unsecured obligations of the Company and are subordinated in right of payment to all existing and future Senior Debt (as defined) of the Company, including any bank debt.

     The Company entered into interest rate swap agreements converting two long-term debt fixed rate obligations to floating rate obligations as follows:

Agreement      Transaction        Fixed       Floating        Floating Rate
 Amount           Date            Rate          Rate         Expiration Date
--------------------------------------------------------------------------------
$100 million     12/97            8.875%       8.280%       March 15, 2000 (a)
$110 million     12/97           10.500%       10.120%      April 1, 2000 (a)
$50 million      1/98             8.875%       8.195%       March 15, 2000 (a)

-----------------------
(a) Floating rate is redetermined at each six month period following the expira-tion through September 15, 2007.

The agreements obligate the Company to actually pay the indicated floating rate rather than the original fixed rate. The floating rates are capped at 8-7/8% through September 15, 2001 and at 10% from March 15, 2002 through September 15, 2007 on the 8-7/8% Notes and capped at 10-1/2% through October 1, 1999 and 11.625% from April 1, 2000 through April 1, 2003 on the 10-1/2% Notes. The agreements reduced the Company's 1999 and 1998 interest expense by approximately $1.1 and $1.0 million, respectively.

     On March 10, 1998 the Company completed the sale of 4.37 million shares of its 6-1/2% Preferred Stock. The Preferred Stock has a liquidation preference of $25 per share and is convertible at the option of the holder into shares of the Company's Common Stock at an initial conversion rate of 1.1292 shares of Common Stock for each share of Preferred Stock, equivalent to a conversion price of $22.14 per share of Common Stock. The Company received net proceeds from the sale of the Preferred Stock of $105.1 million, which was used to pay down bank indebtedness. Through December 31, 1999, the Company purchased 384,700 shares of its 6-1/2% preferred stock for a total cost of $5.9 million and 704,900 shares of its common stock at a total cost of $4.3 million. All such purchases were made pursuant to the Company's Board approved share re-acquisition program.

     On June 12, 1998, the Company, through its wholly-owned Canadian subsidiary, purchased approximately $10.5 million of 5% Convertible Preferred Stock of Big Bear Exploration, Ltd., a Canadian oil and gas company, at approximately $0.85 per share with each share convertible into one common share of Big Bear. The Company was also issued approximately $120 million of Special Acquisition Warrants at a price of approximately $0.72 per warrant.
In connection with the issuance of the Special Acquisition Warrants, the Company deposited a $60 million letter of credit and 3,436,000 shares of the Company's common stock into an escrow account. On November 10, 1998, the Company executed a restructuring agreement whereby (i) the Company agreed to convert the Big Bear 5% Convertible Preferred Stock into 21,428,571 shares of Big Bear Common Stock at a conversion price of approximately $0.50 per share (reduced from $0.85 per share), (ii) the Special Acquisition Warrants were canceled, (iii) the Belco representatives resigned from Big Bear's Board of Directors, (iv) the $60 million letter of credit was canceled, and (v) the 3,436,000 shares of Company common stock held in the escrow account were returned to the Company and designated as unissued. The restructuring agreement closed on January 22, 1999. Subsequently, Big Bear effected an 11 to 1 reverse split of Big Bear common shares and Belco, through its wholly-owned Canadian subsidiary, received 1,948,052 common shares or approximately 4.6% ownership at that time, in Big Bear. In January 2000, shareholders of Big Bear approved its acquisition by Avid Oil & Gas, Ltd. ("Avid"), a Canadian based energy company providing for Big Bear shareholders to receive 1 share of Avid common stock for every 15 common shares of Big Bear. As a result of the transaction described above, the Company currently owns 129,870 shares of Avid with an approximate market value of $190,000 (US) as of December 31, 1999.

     In September 1999, the Company acquired 25.1 Bcfe of long lived reserves on producing properties in the Permian Basin and South Texas for approximately $16.2 million.

     In February 2000, the Company closed a $40.5 million acquisition of oil and gas properties expected to add approximately 2,400 BOE per day to the existing production base. The transaction was financed through additional borrowings under the Company's Revolving Credit Facility.

   Cash Flow

     Operating cash flow, a measure of performance for exploration and production companies, is generally derived by adjusting net income to eliminate the effects of the non-cash components included in the net income calculation such as depreciation, depletion and amortization expense, provision for deferred income taxes, ceiling test provisions, and the non- cash effects of investing and commodity price risk management activities. Operating cash flow was approximately $78.0 and $86.3 million for the years 1999 and 1998, respectively. The Company had a working capital deficit of $8.4 million as of December 31, 1999, a decrease of $23.2 million from the $14.8 million available as of December 31, 1998. The deficit is created by the recording of non-cash mark-to-market losses related to derivatives activities and recorded under current obligations in the balance sheet as required by current accounting rules. Excluding the mark-to-market items, working capital would have been positive $6.6 million at December 31, 1999, before recognizing the unused $108 million available under the Company's revolving credit facility.

   Capital Expenditures

     For 1999, the Company incurred capital expenditures in the amount of $73.2 million, including approximately $17 million in property acquisitions.

     The Company intends to fund its future capital expenditures, commitments and working capital requirements through cash flows from operations, borrowings under the Credit Facility or other potential financings. The Company has a preliminary 2000 capital expenditure budget for exploration and development of approximately $60 million exclusive of producing property acquisitions. If there are changes in oil and natural gas prices, however, that correspondingly affect cash flows and the Borrowing Base under the Credit Facility, the Company has the discretion and ability to adjust its capital budget. The Company believes that it will have sufficient capital resources and liquidity to fund its capital expenditures and meet all of its financial obligations as they come due.

     On December 15, 1998, the Company's Board of Directors authorized the purchase from time to time, in the open market or in privately negotiated transactions, shares of its Common Stock and 6-1/2% Convertible Preferred Stock, in an aggregate amount not to exceed $10 million. The $10 million authorization was exhausted in December 1999, and on December 27, 1999 the Board authorized additional such purchases in an amount not to exceed $10 million.

   Commodity Price Risk Management Transactions

     Certain of the Company's commodity price risk management arrangements require the Company to deliver cash collateral or other assurances of performance to the counterparties in the event that the Company's payment obligations with respect to its commodity price risk management transactions exceed certain levels.

     With the primary objective of achieving more predictable revenues and cash flows and reducing the exposure to fluctuations in oil and natural gas prices, the Company has entered into commodity price risk management transactions of various kinds with respect to both oil and natural gas. While the use of certain of these price risk management arrangements limits the downside risk of adverse price movements, it may also limit future revenues from favorable price movements. The Company engages in transactions such as selling covered calls or straddles which are marked-to-market at the end of the relevant accounting period. Since the futures market historically has been highly volatile, these fluctuations may cause significant impact on the results of any given accounting period. The Company has entered into price risk management transactions with respect to a substantial portion of its estimated oil production and approximately 60% of its natural gas production for the year 2000 with lesser portions of its production for periods thereafter. The Company continues to evaluate whether to enter into additional price risk management transactions for future years. In addition, the Company may determine from time to time to unwind its then existing price risk management positions as part of its price risk management strategy.

     At December 31, 1999 the Company had recorded a net current liability of $14.9 million. This liability reflected the market value of the Company's commodity price risk management contracts expiring during 2000. Due to the sus-tained higher oil prices subsequent to year-end, the Company expects to incur additional cash settlement costs and non-cash mark-to-market losses related to its commodity price risk management activities unless prices at March 31, 2000 decline below levels at December 31, 1999.

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

   Year 2000 Compliance

     The year 2000 issue dealt with the potential inability of information technology and non-information technology systems and processes to properly recognize and process date-sensitive information before, during, and after December 31, 1999. Given that this date threshold has passed without incidence, all of the Company's operating systems, computer software program applications, computer hardware equipment and other equipment with embedded electronic circuits, including applications used in the Company's financial business systems, field operations, and administrative functions (collectively, the "systems") are deemed fully capable and currently operating effectively.

     The Company did not separately track the costs associated with the year 2000 compliance effort, as they were not material and further, no projects with any significant impact to the Company's operations have been deferred due to the year 2000 compliance effort. To date, the Company estimates that it has incurred less than $100,000 in upgrading a limited amount of hardware and does not expect to incur additional costs in connection with this issue.

   New Accounting Standards

     In June 1998, the Financial Accounting Standards Board issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities ("FAS 133"). FAS 133 is effective for fiscal years beginning after June 15, 2000. FAS 133 requires all derivatives to be recorded on the balance sheet at fair value and established "special accounting" for the following three different types of hedges: hedges of changes in the fair value of assets, liabilities, or firm commitments (referred to as fair value hedges); hedges of the variable cash flows of forecasted transactions (cash flow hedges); and hedges of foreign currency exposures of net investments in foreign operations. Though the accounting treatment and criteria for each of the three types of hedges is unique, they all result in offsetting changes in fair values or cash flows of both the hedge and the hedged item being recognized in earnings in the same period with no net impact on reported earnings. Changes in fair value of derivatives that do not meet the criteria of one of these three categories of hedges are included in income and reported as either gain or loss for the current period. Transition adjustments resulting from adoption must be recognized in income and comprehensive income, as appropriate, as a cumulative effect of an accounting change. Belco has not yet determined the effect of total compliance, but it is not expected to materially impact the financial statements of the Company.

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

     As of December 31, 1999, the Company had substantial derivative financial instruments outstanding and related to its price risk management program. See "Footnote 7" to the consolidated financial statements of the Company "Commodity Price Risk Management Activities and Fair Value of Financial Instruments" for complete details on the Company's oil and gas related transactions in effect as of December 31, 1999. Transactions subsequent to year-end 1999 were not significant.

     The table below provides information related to the Company's interest rate swaps on long-term debt obligations. For interest rate swaps, the table presents notional amounts and approximate weighted average interest rates by contractual maturity dates. Notional amounts are used to calculate the contractual payments to be exchanged under the agreements in place.

                                         Expected Maturity Date
                                  -------------------------------------          Fair Value
                                                                                   as of
                                   2000      2001      2002      Total       December 31, 1999
                                   ----      ----      ----      -----       -----------------
                                                     ($ in thousands)
Liabilities:
  Bank credit facility...........      -         -   $42,000    $42,000           $42,000
  Variable rate..................  6.25%     6.25%     6.25%
  Belco 8.875% Notes.............      -         -         -   $150,000 (1)      $142,000
  Belco 10.500% Notes............      -         -         -   $109,000 (2)      $112,000
Interest Rate Swaps:
  Fixed to Variable.............$235,000  $235,000  $235,000                     $ (6,549)
  Average pay rate...............  8.92%     9.20%     9.20%
  Average receive rate...........  9.56%     9.56%     9.56%

----------------
(1) Notes mature 2007
(2) Notes mature 2006

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

ITEM 9-CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                 PART III

ITEM 10 -- DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information  regarding  Directors and Executive Officers required under
Item 10 will be contained in the definitive Proxy Statement of the Company for its 2000 Annual Meeting of Shareholders (the "Proxy Statement") under the headings "Election of Directors", "Executive Compensation and Other Information" and "Section 16(a) Beneficial Ownership Reporting Compliance" and is incorpora-ted herein by reference. The Proxy Statement will be filed pursuant to Regulat-ion 14A with the Securities and Exchange Commission not later than 120 days after December 31, 1999. For information regarding Executive Officers not appearing in the Proxy Statement, see "Business--Executive Officers of the Reg-istrant".

ITEM 11 -- EXECUTIVE COMPENSATION

     The information required under Item 11 will be contained in the Proxy Statement under the heading "Executive Compensation and Other Information" and is incorporated herein by reference.

ITEM 12-- SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

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

                                    PART IV

ITEM 14-- EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

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


Exhibit
No.                         Description of Exhibit
3.1  Articles of Incorporation of Company (Incorporated by reference from
     Exhibit 3.1 of the Registration Statement on Form S-1, Registration No.
     333-1034).
3.2  Amended and Restated Bylaws of Company dated February 5, 1996 (Incorporated by reference from Exhibit 3.2(ii) of the Form 10-Q dated March 31, 1996).
4.1  Specimen Common Stock certificate (Incorporated by reference from Exhibit
     4.1 of the Registration Statement on Form S-1, Registration No. 333-1034).
4.2  Indenture  dated as of  September  23,  1997 among the Company,  as issuer,
     and The Bank of New York, as trustee (Incorporated   by   reference   from
     Exhibit 4.1 of Registration  Statement  on  Form  S-4,  Registration  No.
     333-37125).
4.3  Supplemental  Indenture  dated as of February  25, 1998  between  Coda
     Energy, Inc., Diamond Energy Operating Company,  Electra Resources,  Inc.,
     Belco Operating Corp., Belco Energy L.P., Gin Lane Company, Fortune Corp.,
     BOG Wyoming LLC  and  Belco  Finance  Co.  (individually,   the  Subsidiary
     Guarantors),  a subsidiary  of the  Company,  and  The  Bank of New  York, a New  York  banking corporation  (as  Trustee)  amending the  Indenture filed as Exhibit 4.2 above. (Incorporated  by reference  from Exhibit 4.3 of the Company's  Annual Report on Form 10-K for the  fiscal  year ended
     December  31,  1997).
4.4  Exchange  and Registration  Rights Agreement dated September 23, 1997 by and among the Company and  Chase  Securities Inc., Goldman,  Sachs  &  Co.
     and  Smith  Barney  Inc. (Incorporated  by reference from Exhibit 4.2 of
     Registration  Statement on Form S-4,  Registration No.  333-37125).
4.5  Indenture dated as of March 18, 1996 by and among Coda Energy, Inc., as issuer, and Taurus Energy Corp., Diamond Energy Operating Company and
     Electra Resources, Inc. (as guarantors), and Chase Bank of Texas,  N.A.,
     (formerly known as Texas Commerce Bank National Association,  as trustee
     (Incorporated  by reference  from Exhibit 4.1 of the Coda Energy,  Inc.
     Registration  Statement  on Form S-4  filed  April  9,  1996,  Registration
     No. 333-2375).
4.6  First Supplemental Indenture dated as of April 25, 1996 amending the Inden-
     ture filed as Exhibit 4.5 above (Incorporated by reference from Exhibit
     4.12 of the Coda Energy,  Inc.  Quarterly  Report on Form 10-Q for the
     quarterly period ended June 30, 1996, Commission File No. 0-10955).
4.7  Second Supplemental Indenture dated as of February 25, 1998 by and among the  Company  and  Chase  Bank of Texas,  N.A.  (formerly  known as Texas
     Commerce Bank National Association), as trustee, amending the Indenture filed as Exhibit 4.5 above.  (Incorporated by reference from Exhibit 4.7 of the Company's Annual Report on Form 10-K for the fiscal year ended December
     31, 1997).
4.8  Third Supplemental Indenture dated as of February 25, 1998 by and between the Company, the Belco subsidiaries who are making a Subsidiary Guarantee
     (the Guarantors) and Chase Bank of Texas, N.A., formerly known as Texas
     Commerce Bank National Association (the Trustee).  (Incorporated by refer-
     ence from Exhibit 4.8 of the Company's  Annual Report on Form 10-K for the
     fiscal year ended  December 31, 1997).
4.9  Certificate of Designations of 6-1/2% Convertible Preferred Stock
     dated  March 5, 1997  (Incorporated  by  reference  from  Exhibit 4.1 of current report on Form 8-K dated March 11,  1998).
10.1 1996 Non-Employee Directors' Stock Option Plan (Incorporated  by  reference from Exhibit 10.1 of the Registration Statement on Form S-1, Registration
     No. 333-1034).
10.2 1996 Stock Incentive Plan  (Incorporated by reference from Exhibit 10.2 of the Registration Statement on Form S-1,  Registration  No.  333-1034).
10.3 Exchange  and Subscription Agreement and Plan of Reorganization dated as of
     January 1, 1996 by and among the  Company,  its  Predecessors  and certain individuals  and trusts (Incorporated by reference to Exhibit 10.3 of the
     Registration Statement on Form S-1,  Registration No. 333-1034).
10.4 Form of Registration  Rights Agreement entered  into by parties to Exchange
     Agreement (Incorporated by reference to Exhibit 10.4 of the Registration
     Statement  on  Form  S-1,  Registration  No. 333-1034).

10.5  Supplemental Agreement dated as of January 1, 1996 by and between the
      Company,  Belco Oil & Gas Corp., a Delaware corporation,  Robert A. Belfer and certain  officers of the Company  (Incorporated  by  reference  to
      Exhibit 10.5 of the  Registration  Statement  on  Form  S-1,  Registration
      No. 333-1034).
10.6  Form of Indemnification Agreement by and between the Company and its offi-
      cers and directors (Incorporated by reference to Exhibit 10.6 of the
      Registration Statement on Form S-1, Registration No. 333-1034).
10.7  Amended and Restated Well Participation  Letter Agreement dated as of Dec-
      ember 31, 1992 between Chesapeake Operating, Inc. and Belco Oil & Gas
      Corp., as amended by (i) Letter  Agreement  dated April 14, 1983, (ii)
      Amendment dated December 31, 1993, and (iii) Third Amendment dated Decem-
      ber 30, 1994 (Incorporated by reference to Exhibit 10.7 of the Registra-
      tion Statement  on  Form  S-1,  Registration  No. 333-1034).
10.8  Sale Agreement  (Independence)  dated as of June  10,  1994 between Chesa-
      peake  Operating,  Inc. and Belco Oil & Gas Corp.  (Incorporated by
      reference  to  Exhibit  10.10  of  the  Registration   Statement  on  Form
      S-1, Registration No. 333-1034).
10.9  Sale and Area of Mutual Interest  Agreement (Greater Giddings) dated as of
      December 30, 1994 between  Chesapeake  Operating, Inc. and Belco Oil & Gas
      Corp.  (Incorporated  by reference to Exhibit  10.12 of the  Registration
      Statement on Form S-1,  Registration No.  333-1034).
10.10 Golden Trend Area of Mutual  Interest  Agreement  dated as of December 17,
      1992 between Chesapeake Operating, Inc. and Belco Oil & Gas Corp.  (Incor-
      porated by reference to  Exhibit  10.13  of  the  Registration   Statement
      on  Form  S-1, Registration No.  333-1034).
10.11 Form of Participation  Agreement for Belco Oil & Gas Corp. 1992 Moxa Arch
      Drilling  Program  (Incorporated  by reference to Exhibit  10.15 of the
      Registration  Statement  on Form  S-1,  Registration  No. 333-1034).
10.12 Form of Offset Participation Agreement to the Moxa Arch 1992 Offset Drill-
      ing  Program  (Incorporated  by reference  to Exhibit  10.16 of the Regis-
      tration Statement on Form S-1, Registration No. 333-1034).
10.13 Form of Participation Agreement for  Belco Oil & Gas  Corp. 1993 Moxa Arch
      Drilling Program (Incorporated  by  reference  to  Exhibit  10.17  of  the
      Registration Statement on Form S-1,  Registration  No.  333-1034).
10.14 Credit  Agreement dated  as of  September  23,  1997  by and  among  Belco
      Oil & Gas Corp.  (the "Borrower"), and The Chase Manhattan Bank, as admin-
      istrative agent, and certain financial institutions named therein as Lend-
      ers (the "Lenders")(Incorporated by reference to Exhibit 10.1 of Registra-
      tion  Statement on Form S-4,  Registration No.  333-37125).
10.15 First Amendment and Waiver, dated as of November 25, 1997 to (i) Credit
      Agreement dated as of September 23, 1997 among the Borrower, the Lenders and The Chase Manhattan Bank, as administrative  agent and (ii) the Pledge
      Agreement,  dated as of September 23, 1997 made by the Borrower and other
      Pledgers (as defined in the Credit  Agreement) in favor of the Administra-
      tive Agent for the ratable  benefit of  Lenders.  (Incorporated  by refer-
      ence  from Exhibit  99.4 to the  Company's  Current  Report  on Form  8-K
      filed  with  the Commission on November 26, 1997).
10.16 Second Amendment and Consent, dated as of February 25, 1998, to the Credit
      Agreement,  dated as of September  23, 1997,  among  the  Borrower,  the
      Lenders  and The  Chase  Manhattan  Bank,  as administrative  agent.
      (Incorporated  by reference  from  Exhibit  10.16 of the Company's  Annual
      Report on Form 10-K for the fiscal  year ended  December  31, 1997).
10.17 Third  Amendment,  dated as of May 29,  1998,  to the  Credit Agreement, dated as of September 23, 1997, as amended by the First Amendment and
      Waiver thereto,  dated as of November 25, 1997,  and the Second  Amendment and Consent thereto, dated as of February 25, 1998, by and among the Bor-
      rower,  the Lenders and The Chase Manhattan Bank, as administrative agent.
      (Incorporated by reference from Exhibit 10.17 of the Company's Annual
      Report on Form 10-K for the fiscal year ended  December  31,  1998).
10.18 Fourth  Amendment, dated as of December 21, 1998, to the Credit Agreement, dated as of September 23, 1997, as amended by the First  Amendment  and
      Waiver  thereto,  dated as of November  25, 1997,

      and the Second Amendment and Consent thereto, dated as of February 25, 1998, and the Third Amendment, dated as of May 29, 1998, by and among the Borrower, the Lenders and The Chase Manhattan Bank, as administrative agent. (Incorporated by reference from Exhibit 10.18 of the Company's
      Annual Report on Form 10-K for the fiscal year ended December 31, 1998).
10.19 Executive Employment Agreement with Grant W. Henderson (Incorporated by reference from Exhibit 99.7 of the Coda Energy, Inc. Current Report on
      Form 8-K dated October 30, 1995,  Commission File No. 0-10955).
10.20 First Amendment to Belco Oil & Gas Corp. 1996 Nonemployee Directors' Stock
      Option Plan. (Incorporated by reference from Exhibit 10.1 of the Com-pany's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999,
      Commission File No. 1-14256).
*21.1 Subsidiaries of the  Registrant.
*23.1 Consent of Arthur Andersen  LLP.
*23.2 Consent of Miller  and Lents,  Ltd.
*27  Financial  Data Schedule.

----------

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

                                             BELCO OIL & GAS CORP.



                                        By:  /s/ Laurence D. Belfer
                             ---------------------------------------------------
                                             Laurence D. Belfer
                             Vice-Chairman, Chief Operating Officer and Director

Date: March 30, 2000

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

      Signature                             Title                     Date
   /s/ Robert A. Belfer          Chief Executive Officer and      March 30, 2000
---------------------------       Chairman of the Board of
     Robert A. Belfer             Directors (Principal
                                  Executive Officer)

  /s/ Laurence D. Belfer         Vice-Chairman, Chief Operating   March 30, 2000
---------------------------       Officer and Director
    Laurence D. Belfer

  /s/ Dominick J. Golio          Senior Vice President--Finance,  March 30, 2000
---------------------------       Chief Financial Officer,
     Dominick J. Golio            Treasurer and Secretary
                                  (Principal Financial Officer
                                  and Principal Accounting
                                  Officer)

    /s/ Graham Allison           Director                         March 30, 2000
---------------------------
      Graham Allison

   /s/ Daniel C. Arnold          Director                         March 30, 2000
---------------------------
     Daniel C. Arnold

    /s/ Alan D. Berlin           Director                         March 30, 2000
---------------------------
      Alan D. Berlin

  /s/ Grant W. Henderson         President and Director           March 30, 2000
---------------------------
    Grant W. Henderson

      /s/ Jack Saltz             Director                         March 30, 2000
---------------------------
        Jack Saltz

/s/ Georgiana Sheldon-Sharp      Director                         March 30, 2000
---------------------------
  Georgiana Sheldon-Sharp

                     BELCO OIL & GAS CORP. AND SUBSIDIARIES

                 INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND

                          FINANCIAL STATEMENT SCHEDULES

                                                                            Page
CONSOLIDATED FINANCIAL STATEMENTS

  Report of Independent Public Accountants................................   F-2
  Consolidated Balance Sheets as of December 31, 1999 and 1998............   F-3
  Consolidated Statements of Operations for the Years Ended December 31,
    1999, 1998 and 1997...................................................   F-4
  Consolidated Statements of Stockholders' Equity for the Years Ended
    December 31, 1999,  1998 and 1997.....................................   F-5
  Consolidated Statements of Cash Flows for the Years Ended December 31,
    1999, 1998 and 1997...................................................   F-6
  Notes to Consolidated Financial Statements..............................   F-7

CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

None

     Financial Statement schedules pursuant to regulations of the Securities and Exchange Commission have been omitted because they are either not required, not applicable or the information required to be presented is included in the Company's financial statements and related notes.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Belco Oil & Gas Corp.:

     We have audited the accompanying consolidated balance sheets of Belco Oil & Gas Corp. (a Nevada Corporation) and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Belco Oil & Gas Corp. and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

ARTHUR ANDERSEN LLP

Dallas, Texas
February 23, 2000

                     BELCO OIL & GAS CORP. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                ASSETS                          December 31,
                                                            -------------------
                                                              1999        1998
                                                            --------     ------
CURRENT ASSETS:                                                (in thousands)
  Cash and cash equivalents (including restricted cash
    of $800,000 at December 31, 1999)....................    $2,105      $2,435
  Accounts receivable....................................    24,870      28,464
  Income taxes receivable................................     6,661          --
  Assets from commodity price risk management activities.     2,879      18,643
  Other current assets...................................     3,496       1,005
                                                              -----     -------
       Total Current Assets..............................    40,011      50,547

PROPERTY AND EQUIPMENT:
  Oil and gas properties at cost based on full-cost
    accounting--
     Proved oil and gas properties....................... 1,008,261     931,218
     Unproved oil and gas properties.....................    71,075      74,935
     Less-- Accumulated depreciation, depletion and
       amortization......................................  (619,446)   (566,613)
                                                          ---------    ---------
  Net oil and gas property...............................   459,890     439,540
                                                            -------     -------
  Building and other equipment...........................     9,107       8,633
     Less-- Accumulated depreciation.....................    (2,634)     (1,281)
                                                            -------     -------
  Net building and other equipment.......................     6,473       7,352

OTHER ASSETS.............................................     4,599       8,097
                                                              -----       -----
       Total Assets......................................  $510,973    $505,536
                                                           ========    ========

                             LIABILITIES AND EQUITY

CURRENT LIABILITIES:
  Accounts payable.......................................   $17,970     $18,372
  Liabilities from commodity price risk management
    activities...........................................    17,822       5,393
  Accrued interest.......................................     7,098       6,897
  Other accrued liabilities..............................     5,510       5,064
                                                            -------     -------
       Total Current Liabilities.........................    48,400      35,726

LONG-TERM DEBT...........................................   306,744     294,990

DEFERRED INCOME TAXES....................................    33,638      31,833

LIABILITIES FROM COMMODITY PRICE RISK MANAGEMENT ACTIVI-
  TIES...................................................     8,219       4,696

STOCKHOLDERS' EQUITY:
  Preferred stock, $0.01 par value; 10,000,000 shares
    authorized and 3,985,000 and 4,312,000 outstanding
    at December 31, 1999 and 1998, respectively..........        40          43
  Common Stock, $0.01 par value; 120,000,000 shares
    authorized; 31,797,300 and 31,609,900 issued and
    outstanding at December 31, 1999 and 1998,
    respectively.........................................       318         316
  Additional paid-in capital.............................   297,225     301,416
  Retained earnings deficit..............................  (177,111)   (161,627)
  Treasury Stock, 704,900 shares.........................    (4,317)         --
  Unearned compensation..................................    (1,430)     (1,082)
  Notes receivable for equity interest...................      (753)       (775)
                                                           ---------   ---------
       Total Stockholders' Equity........................   113,972     138,291
                                                            -------    ---------
       Total Liabilities and Stockholders' Equity........  $510,973    $505,536
                                                           ========    ========


       The accompanying notes to consolidated financial statements are an integral part of these statements.

                     BELCO OIL & GAS CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                For the Year Ended December 31,
                                               ---------------------------------
                                                  1999        1998       1997
                                               ---------    ---------   -------

                                                   (in thousands, except per
                                                         share amounts)
REVENUES:

  Oil and gas sales............................ $139,242    $124,200   $129,994
  Commodity price risk management activities
    - Cash.....................................      248       5,888     (1,551)
    - Non-cash.................................  (34,094)     18,912     (4,928)
  Interest.....................................    1,134       1,730      3,245
                                               ---------   ---------  ---------
     Total revenues............................  106,530     150,730    126,760
                                                 -------     -------    -------

COSTS AND EXPENSES:

  Oil and gas operating expenses...............   39,168      40,847     12,758
  Depreciation, depletion and amortization.....   54,182      56,102     46,684
  Impairment of oil and gas properties.........       --     229,000    150,000
  Impairment of equity securities..............      450      24,216         --
  General and administrative...................    4,940       5,216      3,913
  Interest expense.............................   21,021      21,013      1,668
                                                --------    --------  ---------
     Total costs and expenses..................  119,761     376,394    215,023
                                                 -------     -------    -------

INCOME (LOSS) BEFORE INCOME TAXES..............  (13,231)   (225,664)   (88,263)

PROVISION (BENEFIT) FOR INCOME TAXES...........   (4,631)    (78,107)   (31,355)
                                                  -------    --------   --------

NET INCOME (LOSS)..............................   (8,600)   (147,557)   (56,908)

PREFERRED STOCK DIVIDENDS......................   (6,884)     (5,406)        --
                                               ---------- ----------- ---------

NET INCOME (LOSS) AVAILABLE TO COMMON STOCK.... $(15,484)  $(152,963)  $(56,908)
                                                =========  ==========  =========

EARNINGS (LOSS) PER SHARE OF COMMON STOCK,
  BASIC AND FULLY DILUTED......................   $(0.49)     $(4.85)    $(1.80)
                                                  =======     =======    =======

AVERAGE NUMBER OF COMMON SHARES USED IN
  COMPUTATION, BASIC AND FULLY DILUTED.........   31,642      31,529     31,538
                                                  ======      ======     ======


  The accompanying notes to consolidated financial statements are an integral part of these statements.

                     BELCO OIL & GAS CORP. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                 (in thousands)




                              Preferred Stock    Common Stock    Additional
                              ---------------   ---------------    Paid-In
                              Shares  Amount    Shares   Amount    Capital
BALANCE, December 31, 1996        --  $   --    31,577   $  316   $186,703
                              ------  ------    ------   ------   --------

Restricted stock issued.......    --      --         5       --        123
Exercise of stock options         --      --         2       --         38
Issuance of warrants..........    --      --        --       --     10,000
Unrealized loss on marketable
 equity securities............    --      --        --       --         --
Net income (loss).............    --  $   --        --       --         --
                              ------  ------    ------    ------  --------

BALANCE, December 31, 1997        --      --    31,584    $ 316   $196,864
                              ------  ======    ======    =====   ========
Comprehensive Income..........


Issuance of Preferred Stock... 4,370  $   44        --       --   $105,025
Repurchase of Preferred Stock.   (58)     (1)       --       --       (806)
Restricted Stock Issued (Net).    --      --        25       --        333
Unrealized loss on marketable
  equity securities...........    --      --        --       --         --
Net income (loss).............    --      --        --       --         --
Preferred Dividend paid.......    --      --        --       --         --
                               -----  ------    ------    -----   --------

BALANCE, December 31, 1998     4,312  $   43    31,609    $ 316   $301,416
                              ======  =======   ======    =====   ========
Comprehensive Income..........


Repurchase of Preferred Stock   (327)    $(3)       --       --    $(5,049)
Restricted Stock Issued.......    --      --       200        2      1,018
Restricted Stock Forfeited....    --      --       (12)      --       (160)
Restricted Stock Amortized....    --      --        --       --         --
Net Income (Loss).............    --      --        --       --         --
Preferred Dividend Paid.......    --      --        --       --         --
Treasury Stock Acquisitions...    --      --        --       --         --
Payment Received..............    --      --        --       --         --
                               -----   -----     -----    -----    -------

BALANCE, December 31, 1999     3,985   $  40    31,797    $ 318   $297,225
                               =====   =====    ======    =====   ========
Comprehensive Income..........






                                                        Notes
                                         Retained     Receivable
                              Unearned   Earnings     for Equity
                            Compensation (Deficit)     Interest
BALANCE, December 31, 1996
Restricted stock issued.....  $(1,285)   $48,244     $  (775)
                              -------    --------    --------
Exercise of stock options...      192         --           --
Issuance of warrants........       --         --           --
Unrealized loss on marketa-
 ble equity securities......       --         --           --
Net income (loss)...........       --         --           --
                                   --    (56,908)          --
                              -------    --------     -------
BALANCE, December 31, 1997    $(1,093)   $(8,664)     $  (775)
                              =======    =======      ========
Comprehensive Income........

Issuance of Preferred Stock.       --         --           --
Repurchase of Preferred Stock      --         --           --
Restricted Stock Issued (Net)      11         --           --
Unrealized loss on marketable
  equity securities.........       --         --           --
Net income (loss)...........       --   (147,557)          --
Preferred Dividend paid.....       --     (5,406)          --
                              -------   ---------     -------
BALANCE, December 31, 1998    $(1,082) $(161,627)    $  (775)
                              ======== ==========    ========
Comprehensive Income........

Repurchase of Preferred Stock     --         --           --
Restricted Stock Issued.....  (1,020)        --           --
Restricted Stock Forfeited..     160         --           --
Restricted Stock Amortized..     512         --           --
Net Income (Loss)...........      --     (8,600)          --
Preferred Dividend Paid.....      --     (6,884)          --
Treasury Stock Acquisitions.      --         --           --
Payment Received............      --         --           22
                              ------     ------     --------
BALANCE, December 31, 1999   $(1,430) $(177,111)    $   (753)
                             ======== ==========    =========
Comprehensive Income........




                                               Unrealized
                                 Treasury       Loss On
                               Common Stock    Marketable            Compre-
                             ----------------    Equity              hensive
                             Shares   Amount   Securities   Total    Income
                             -------------------------------------------------
BALANCE, December 31, 1996       --   $   --    $   --    $233,203
                             ------   -------   --------  --------
Restricted stock issued.....     --       --        --         315        --
Exercise of stock options...     --       --        --          38        --
Issuance of warrants........     --       --        --      10,000        --
Unrealized loss on marketa-
 ble equity securities......     --       --    (2,000)     (2,000)   (1,320)
Net income (loss)...........     --       --        --     (56,908)  (56,908)
                             ------   ------   --------   ---------  --------

BALANCE, December 31, 1997       --   $   --   $(2,000)   $184,648
                             ======   ======   ========   ========
Comprehensive Income........                                        $(58,228)
                                                                    =========
Issuance of Preferred Stock.     --       --        --    $105,069        --
Repurchase of Preferred Stock    --       --        --        (807)       --
Restricted Stock Issued (Net)    --       --        --         344        --
Unrealized loss on marketable
  equity securities..........    --       --     2,000       2,000     1,320 (a)
Net income (loss)............    --       --        --    (147,557) (147,557)
Preferred Dividend paid......    --       --   $    --      (5,406)       --
                             ------    -----   -------    --------- --------

BALANCE, December 31, 1998       --    $  --        --    $138,291
                             ======    =====   =======    ========
Comprehensive Income.........                                      $(146,237)
                                                                   ==========

Repurchase of Preferred Stock    --       --        --    $(5,052)        --
Restricted Stock Issued......    --       --        --         --
Restricted Stock Forfeited...    --       --        --         --         --
Restricted Stock Amortized...    --       --        --        512         --
Net Income (Loss)............    --       --        --     (8,600)    (8,600)
Preferred Dividend Paid......    --       --        --     (6,884)        --
Treasury Stock Acquisitions..  (705)  (4,317)       --     (4,317)        --
Payment Received.............    --       --        --         22         --
                             -------  -------  -------    -------- ---------

BALANCE, December 31, 1999     (705)  $(4,317) $    --    $113,972
                               =====  ======== =======    ========
Comprehensive Income.........                                      $ (8,600)
                                                                   =========

--------------
(a) Represents a reclassification adjustment for $2.0 million gross ($1.32 million net of tax) unrealized loss recognized in comprehensive income in 1997, but recognized in net income during 1998.

        The accompanying notes to consolidated financial statements are an integral part of these statements.

                     BELCO OIL & GAS CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                  For the Year Ended December 31,
                                                             ----------------------------------------
                                                               1999             1998             1997
                                                            ----------       ----------        --------
                                                                           (in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss).........................................  $(8,600)       $(147,557)        $(56,908)
  Adjustments to reconcile net income (loss) to net
    operating cash inflows--
     Depreciation, depletion and amortization...............   54,182           56,102           46,684
     Impairment of oil and gas properties...................       --          229,000          150,000
     Impairment of equity securities........................      450            9,773               --
     Deferred tax benefit...................................   (4,856)         (78,107)         (31,536)
     Commodity price risk management activities.............    5,901            2,942           (1,248)
     Other..................................................      203              (19)             353
     Changes in operating assets and liabilities--
       Commodity price risk management......................   28,193          (21,869)              --
       Accounts receivable..................................    3,617           15,208            1,850
       Marketable equity securities.........................       --           30,884               --
       Other current assets.................................   (1,292)             247              (65)
       Accounts payable and accrued liabilities.............      246          (10,259)          (7,607)
                                                               ------          -------          -------
          Net operating cash inflows........................   78,044           86,345          101,523
                                                               ------           ------          -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Exploration and development expenditures..................  (73,932)        (133,078)        (140,975)
  Proceeds from sale of oil and gas properties..............      215            6,292           13,949
  Changes in accounts payable and accrued liabilities for
     oil and gas expenditures...............................       --               --           11,726
  Change in advances to oil and gas operators...............       --               --             (277)
  Purchase of Coda Energy, Inc..............................       --               --         (214,896)
  Purchase of marketable equity securities..................       --          (10,467)         (30,884)
  Changes in other assets...................................     (351)             (22)          (1,779)
  Other property additions..................................     (474)          (1,251)              --
                                                              --------        ---------        ---------
          Net investing cash outflows.......................  (74,542)        (138,526)        (363,136)
                                                              --------        --------         ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Long-term borrowings......................................   53,500           68,000           85,000
  Net proceeds from issuance of subordinated notes..........       --               --          145,400
  Long-term debt repayments.................................  (41,100)        (124,500)              --
  Proceeds from issuance of Preferred Stock.................       --          105,069               --
  Dividends on Preferred Stock..............................   (6,884)          (5,406)              --
  Repurchase of Common Stock................................   (4,317)              --               --
  Repurchase of Preferred Stock.............................   (5,052)            (807)              --
  Other.....................................................       21               --               --
                                                              --------        ---------        --------
          Net financing cash inflows (outflows).............   (3,832)          42,356          230,400
                                                               -------          ------          -------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS............     (330)          (9,825)         (31,213)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD............    2,435           12,260           43,473
                                                              -------           ------         --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD..................   $2,105           $2,435          $12,260
                                                               ======           ======          =======

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

Nature of Current Operations

     The Company is an independent energy company engaged in the exploration, development and production of natural gas and oil. The Company operates in this single industry segment, and all operations are presently conducted in the United States. The Company's operations are focused in four core areas including the Permian Basin (west Texas), the Mid- Continent (Oklahoma, north Texas and Kansas), the Rocky Mountains (Wyoming), and the Austin Chalk (Texas and Louisiana).

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

NOTE 2 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

     The consolidated financial statements for the periods presented include the accounts of the Company and its wholly-owned subsidiaries including one month of Coda operations for 1997. The Company's interests in the Moxa

Arch investment programs (the 1992 Moxa Arch Drilling Program, the 1993 Moxa Arch Drilling Program, the Moxa Arch 1992 Offset Drilling Program and the Moxa Arch 1993 Offset Drilling Program) (collectively, the "Programs") are accounted for using the proportionate consolidation method of accounting for investments in oil and gas property interests, whereby the Company's share of each program's assets, liabilities, revenues and expenses is included in the appropriate accounts of the consolidated financial statements. All material intercompany balances and transactions have been eliminated.

Cash Equivalents

     The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. At December 31, 1999 cash includes $800,000 of funds on deposit with a counterparty and related to Commodity Price Risk Management Activities. The depository amount varies from day to day and dependent on the movement of commodity prices. Subsequent to calendar year-end 1999 the Company has deposited substantial amounts due to the run-up in the price of oil during the first quarter of 2000 through mid-March.

Property and Equipment

     The Company follows the full-cost method of accounting for oil and gas properties. Accordingly, all costs associated with acquisition, exploration and development of oil and gas reserves, including directly related internal costs, are capitalized. The Company capitalized $5,492,000, $6,054,000 and $5,769,000 of related internal costs during 1999, 1998 and 1997, respectively.

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

     The PV10 value of the Company's year-end 1999 estimated proved reserves were well in excess of the ceiling test limit. For the full year ended December 31, 1998 the Company recorded $229 million ($149 million after tax) in non-cash ceiling test provisions as required by full cost accounting rules. The provisions were the result of applying substantially lower commodity prices to estimated recoverable reserves.

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

Management Fees

     The Company manages three investment programs, which were formed during 1992-1994 to acquire and develop interests in certain drilling prospects located in the Moxa Arch trend in Wyoming. The Company offered, to certain qualified investors, the opportunity to invest in the prospects through participation in the Programs. In return for its management activities on behalf of the Programs, the Company earns an annual management fee of one percent of committed capital. After elimination of management fees received from affiliated entities, including predecessor owners, the Company earned management fees totaling $305,000 for both 1999 and 1998 and $297,000 during 1997.

Capitalization of Interest

     Interest costs related to the acquisition and development of unproved properties are capitalized to oil and gas properties. Interest costs capitalized for the years ended December 31, 1999, 1998 and 1997, totaled $4,881,000, $5,123,000 and $3,742,000, respectively.

Accounting for Commodity Price Risk Management Activities

     The Company periodically engages in price risk management activities in order to manage its exposure to oil and gas price volatility. Commodity derivatives contracts, which are usually placed with major financial institutions that the Company believes are minimal credit risks, may take the form of futures contracts, swaps or options. The oil and gas reference prices upon which these commodity derivatives contracts are based reflect various market indices that have a high degree of historical correlation with actual prices received by the Company. Gains and losses related to qualifying hedges of the Company's oil and gas production are deferred and are recognized as revenues as the associated production occurs. In the event of a loss of correlation between changes in oil and gas reference prices under a commodity derivatives contract and actual oil and gas prices, a gain or loss is recognized currently to the extent the commodity derivatives have not offset changes in actual oil and gas prices.

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

     In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities " ("FAS 133"). FAS 133 is effective for fiscal years beginning after June 15, 2000. FAS 133 requires all derivatives to be recorded on the balance sheet at fair value and established "special accounting" for the following three different types of hedges: hedges of changes in the fair value of assets, liabilities, or firm commitments (referred to as fair value hedges); hedges of the variable cash flows of forecasted transactions (cash flow hedges); and hedges of foreign currency exposures of net investments in foreign operations. Though the accounting treatment and criteria for each of the three types of hedges is unique, they all result in offsetting changes in fair values or cash flows of both the hedge and the hedged item being recognized in earnings in the same period with no net impact on reported earnings. Changes in fair value of derivatives that do not meet the criteria of one of these three categories of hedges are included in income and reported as either gain or loss for the current period. Transition adjustments resulting from adoption must be recognized in income and comprehensive income, as appropriate, as a cumulative effect of an accounting change. Belco has not yet determined the effect of total compliance, but it is not expected to materially impact the financial statements of the Company.

Gas Balancing/Revenue Recognition

     The Company uses the sales method to account for natural gas imbalances. Under the sales method, the Company recognizes revenues based on the amount of gas sold to purchasers, which may differ from the amounts to which the Company is entitled based on its interests in the properties. However, revenue is deferred and a liability is recorded for those properties where production sold by the Company exceeds its entitled share of remaining natural gas reserves. Gas balancing obligations as of December 31, 1999 and 1998 were not significant.

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

     The acquisition of Coda has been accounted for using the purchase method of accounting and has been included in the financial statements of the Company since the date of acquisition. The purchase price has been allocated to the assets purchased and the liabilities assumed based upon the fair values on the date of acquisition as follows (in thousands):

    Value of proved and unproved oil and gas properties acquired   $437,431
    Value of building and other assets acquired...................    6,470
    Working capital acquired, net.................................    5,534
    Assumed deferred tax liability................................ (101,616)
    Long-term debt assumed........................................ (117,090)
    Transaction costs and other...................................   (5,833)
    Issuance of warrants..........................................  (10,000)
                                                                   ---------
      Net cash paid, including capital contributed................ $214,896
                                                                   ========

NOTE 4 -- LONG TERM DEBT

     Long term debt consists of the following at December 31, 1999 and 1998 (in thousands):


                                                                  December 31,
                                                                 1999     1998
                                                               -------   -------
   Revolving credit facility due 2002........................   $42,000  $29,500
   8-7/8% Senior Subordinated Notes due 2007.................   150,000  150,000
   10-1/2% Senior Subordinated Notes due 2006,
     including premium totaling approximately $5.7 and $6.5
     million for 1999 and 1998, respectively.................   114,744  115,490
                                                                -------  -------
             Total Debt......................................   306,744  294,990
   Less: Current maturities..................................        --       --
                                                               --------  -------
   Long term debt............................................  $306,744 $294,990
                                                               ======== ========

     In September, 1997 the Company entered into a five-year $150 million Credit Agreement dated September 23, 1997 (as amended, the "Credit Facility") with The Chase Manhattan Bank, N.A., as administrative agent (the "Agent") and other lending institutions (the "Banks"). The Credit Facility provides for an aggregate principal amount of revolving loans of up to the lesser of $150 million or the Borrowing Base (as defined) as in effect from time to time, which includes a subfacility from the Agent for letters of credit of up to $25 million. The Borrowing Base at December 31, 1999 was set at $150 million with $42.0 million advanced to the Company at that date. The borrowing base is redetermined by the Agent and the Banks semi-annually, determined solely at their discretion, predicated on the Company's oil and gas reserve value. In addition, the Company may request two additional redeterminations and the Banks may request one additional redetermination per year. During 1999, the Credit Facility weighted average interest rate was approximately 6.0%.

     Indebtedness of the Company under the Credit Facility is secured by a pledge of the capital stock of each of the Company's material subsidiaries. Covenants contained in the Credit Facility require the Company to maintain a minimum Interest Coverage Ratio, Current Ratio and Leverage Ratio (Indebted-ness to EBITDA). The Company and its subsidiaries may not incur any indebtedness other than indebtedness falling within the enumerated exceptions contained in the Credit Facility. In addition, the Company's various debt instruments contain certain restrictive covenants that, among other things, limit the ability of the Company to pay dividends.

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

     In September 1997, the Company issued $150 million of the 8-7/8% Notes. Interest accrues at the rate of 8-7/8% per annum and is payable semi-annually in arrears on March 15 and September 15 of each year, commencing on March 15, 1998. The 8-7/8% Notes mature on September 15, 2007 unless previously redeemed. Except under limited circumstances, the 8- 7/8% Notes are not redeemable at the Company's option prior to September 15, 2002. Thereafter, the 8-7/8% Notes will be subject to redemption at the option of the Company, in whole or in part, at specified redemption prices, plus accrued and unpaid interest, if any, thereon to the applicable redemption date. In addition, upon a change of control (as defined in the indenture pursuant to which the 8-7/8% Notes were issued (the "8-7/8% Indenture")) the Company is required to offer and redeem the 8-7/8% Notes for cash at 101% of the principal amount, plus accrued and unpaid interest, if any, thereon to the applicable date of repurchase.

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

     As of December 31, 1999, the Company had outstanding $109 million face value of the 10-1/2% Notes. The debt was assumed in connection with the acquisition of Coda in 1997 and was recorded at $117.1 million, including premium, reflecting the fair value at the date of acquisition. The 10-1/2% Notes bear interest at an annual rate of 10-1/2% payable semiannually in arrears on April 1 and October 1 of each year. The Notes are general, unsecured obligations of the Company, are subordinated in right of payment to all Senior Debt (as defined in the Indenture governing the 10-1/2% Notes) of the Company, and are senior in right of payment to all future subordinated debt of the Company. On February 25, 1998, the Company merged Coda into Belco and Belco assumed the obligations under the Coda Indenture. Effective with the merger, the 10-1/2% Notes became pari passu in right of payment with the 8-7/8% Notes.

     The 10-1/2% Notes were issued pursuant to an Indenture, which contains certain covenants that, among other things, limit the ability of Coda and its restricted subsidiaries (as defined in the Indenture) to incur additional indebtedness and issue Disqualified Stock (as defined in the Indenture), pay dividends, make distributions, make investments, make certain other restricted payments, enter into certain transactions with affiliates, dispose of certain assets, incur liens securing pari passu or subordinated indebtedness of the Company and engage in mergers and consolidations.

     The 10-1/2% Notes are not redeemable by the Company prior to April 1, 2001. After April 1, 2001, the 10-1/2% Notes will be subject to redemption at the option of the Company, in whole or in part, at the redemption prices set forth in the Indenture, plus accrued and unpaid interest thereon to the applicable redemption date.

     In December 1997, the Company entered into two interest rate swap agreements converting two fixed rate obligations to floating rate obligations. The first agreement covers $100 million of 8-7/8% long-term debt (comparable to the interest rate on the 8-7/8% Notes) and obligates the Company to pay an initial rate of 8.175% through September 15, 1998. Thereafter, the rate is redetermined at each six month period through September 15, 2007. The floating rates are capped at 8-7/8% through September 15, 2001 and at 10% from March 15, 2002 through September 15, 2007. The second agreement covers $110 million of 10-1/2% long-term debt (comparable to the interest rate on the 10-1/2% Notes) and obligates the Company to pay an initial rate of 9.8881% through April 1, 1998. Thereafter, the rate is redetermined at each six month period through 2003. Floating rates on this agreement are capped at 10-1/2% through October 1, 1999 and 11.625% from April 1, 2000 through April 1, 2003.

NOTE 5 -- RELATED-PARTY TRANSACTIONS

     The  Company's   executive   offices  are  leased  from  its  Chairman  and
approximately $250,000 was paid under such lease in 1999, 1998 and 1997. Management believes the fee compares favorably to the terms which might have been available from a non-affiliated party.

     Certain employees of the Company had an ownership interest in certain oil and gas properties held by the Company as of December 31, 1995. The Company had receivables of $753,000 and $775,000 as of December 31, 1999 and 1998, respectively, and related to amounts loaned to employees in connection with purchases of oil and gas interests from such employees. The notes receivable have been recorded as a reduction of equity in the consolidated balance sheets, as such interests were exchanged for Common Stock in the Combination (See Note
1).

NOTE 6-- INCOME TAXES
     Total provision (benefit) for income taxes consists of the following:


                                                    Years Ended December 31,
                                                  1999        1998       1997
                                                --------    --------   --------
                                                         (In thousands)
Current:

  Federal (a)................................  $ (6,661)    $   20    $   (192)
  State......................................       225         87         373
                                                -------     -------  ----------
                                                 (6,436)       107         181
Deferred: (a)................................    (1,805)   (78,214)    (31,536)
                                                 -------   --------   ---------
      Total income tax provision (benefit)...   $(4,631)  $(78,107)   $(31,355)
                                                ========  =========   =========

--------------------
(a) The 1999 federal income tax amount reflects a tax benefit of $6.7 million for which a refund claim was filed in late 1999. Accordingly, this amount was recorded as an income tax refund receivable as of December 31, 1999. The refund was received in January 2000.

     The differences between the statutory federal income taxes and the Company's effective taxes is summarized as follows (in thousands):


                                                   Years Ended December 31,
                                                 1999        1998        1997
                                               --------    --------    --------
Statutory federal income taxes...............   $(4,631)   $(78,982)   $(30,892)
State income tax, net of federal benefit.....       146          57         242
Section 29 tax credits.......................        --          --        (850)
Capital loss valuation allowance.............      (161)        875          --
Other........................................        15         (57)        145
                                               --------    ---------   ---------
Provision (benefit) for income taxes.........   $(4,631)   $(78,107)   $(31,355)
                                               ========    =========   =========


     The principal components of the Company's net deferred income tax liability are as follows:

                                                    Years Ended December 31,
                                                    ------------------------
                                                       1999         1998
                                                     --------    ---------
                                                         (in thousands)
Deferred income tax assets
  Commodity price risk management activities.....    $    --       $3,940
  Net operating loss.............................     21,416       12,092
  Capital loss...................................      4,495        5,055
  Other..........................................      8,095        5,983
                                                     -------      -------
                                                     $34,006      $27,070
                                                     -------      -------
Deferred income tax liabilities
  Depreciation, depletion and amortization.......   $(60,834)    $(55,369)
  Commodity price risk management actitivities...     (1,875)          --
  Other..........................................     (4,221)      (2,659)
                                                     --------    ---------
                                                     (66,930)     (58,028)
Valuation allowance..............................       (714)        (875)
                                                    ---------    ---------
          Net deferred income tax liability......   $(33,638)    $(31,833)
                                                    =========    =========

     As a result of the acquisition of Coda, the Company succeeded to net operating loss carryforwards ("NOLs") for income tax purposes that expire from 2000 through 2004. Due to a change of ownership (as defined by the Tax Return Act of 1986) which occurred prior to the acquisition by the Company, the utilization of the Coda NOLs is severely restricted. At December 31, 1999, the Company estimates that approximately $12.4 million of the Coda NOLs is available to offset future income. For the year ended December 31, 1999, the Company generated an NOL of approximately $48.8 million which can be carried forward from 2000 to 2020. In addition to the NOLs, at December 31, 1999, the Company has approximately $12.8 million of capital loss carry forwards which may be used to offset capital gains realized over the next four years. A valuation allowance of $2.0 million was established against the capital loss carryforward since this amount is not expected to meet the realization test. The Company also has $0.6 million of alternative minimum tax ("AMT") credit carryovers. AMT credits may be carried forward indefinitely.

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

     The basic credit, which is currently approximately $0.52 per MMBtu of natural gas produced from tight sand reservoirs and approximately $1.06 per MMBtu of natural gas produced from Devonian Shale, is computed by reference to the price of crude oil and is phased out as the price of oil exceeds $23.50 in 1979 dollars (as adjusted for inflation) with complete phaseout if such price exceeds $29.50 in 1979 dollars (as adjusted for inflation). Under this formula, the commencement of phaseout would be triggered if the average price for crude oil rose above approximately $48 per Bbl in current dollars. The Company estimates that it generated approximately $0.6 million of Section 29 Tax Credits in 1999. The Section 29 Tax Credit may not be credited against the alternative minimum tax, but under certain circumstances may be carried over and applied against regular tax liability in future years. Therefore, no assurances can be given that the Company's Section 29 Tax Credits will reduce its federal income tax liability in any particular year. As production from qualified wells decline, the produced based tax credit will also decline.

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

NOTE 7-- COMMODITY PRICE RISK MANAGEMENT ACTIVITIES AND FAIR VALUE OF FINANCIAL INSTRUMENTS

Oil and Gas Hedging Transactions

     With the objective of achieving more predictable revenues and cash flows and reducing the exposure to fluctuations in gas and oil prices, the Company has entered into hedging transactions of various kinds with respect to both gas and oil. While the use of these hedging arrangements limits the downside risk of adverse price movements, it may also limit future revenues from favorable price movements. As of December 31, 1999, the Company had entered into hedging transactions with respect to a significant portion of its estimated oil production for 2000 and approximately 50% of its estimated natural gas production. Similar transactions were entered into covering lower quantities of its estimated production for the years 2001-2002. The Company continues to evaluate whether to enter into additional hedging transactions for future years. In addition, the Company may determine from time to time to terminate its then existing hedging positions if market conditions warrant.

     The following table and notes thereto cover the Company's pricing and notional volumes on open natural gas and oil commodity hedges as of December 31, 1999:

                                                               Production Periods
                                                             -----------------------
                                                              2000     2001    Total
                                                             ------   ------   -----
Gas--
  Price swaps-- receive fixed price (thousand MMBtu)(1)(5)..  4,890       -     4,890
     Average price, per MMBtu...............................  $2.29       -     $2.29
  Collars and options (thousand MMBtu)(2)................... 12,785   9,125    21,910
     Average floor price, per MMBtu.........................  $1.47   $1.91     $1.63
     Average ceiling price, per MMBtu.......................  $2.62   $2.85     $2.73
  Price swaps-- pay fixed price (thousand MMBtu)(3).........    310       -       310
     Average price, per MMBtu...............................  $2.81       -     $2.81
  Basis swaps (thousand MMBtu)(4)...........................  7,320       -     7,320
     Average basis differential, per MMBtu.................. ($0.49)      -    ($0.49)
Oil--
  Price swaps-- receive fixed price (MBbls)(1)(3)(7)........    610     268       878
     Average price, per Bbl................................. $18.81  $17.99    $18.56
  Collars and options (MBbls)(2)(6).........................    959     184     1,143
     Average floor price, per Bbl........................... $16.95  $17.71    $17.06
     Average ceiling price, per Bbl......................... $19.81  $20.90    $19.99

----------
(1) For any particular swap transaction, the counterparty is required to make a payment to the Company in the event that the NYMEX Reference Price for any settlement period is less than the swap price for such hedge, and the Company is required to make a payment to the counterparty in the event that the NYMEX Reference Price for any settlement period is greater than the swap price for such hedge.

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

(4) The Company sells its Wyoming gas at prices based on the Northwest Pipeline Rocky Mountain Index and has entered into basis swaps that require the counterparty to make a payment to the Company in the event that the NYMEX Reference Price per MMBtu for a reference period ex-ceeds the Northwest Pipeline Rocky Mountain Index Price by more than a stated differential and requires the Company to make a payment to the counterparty in the event that the NYMEX Reference Price ex-ceeds the Northwest Pipeline Rocky Mountain Index Price by less than a stated differential (or in the event that the Northwest Pipeline Rocky Mountain Index Price is greater than the NYMEX Reference Price).

(5) Does not include 920, 19,155 and 3,650 thousand MMBtu of swaps in 2000 through 2002, respectively, that are extendable at the election of the counterparty.

(6) Does not include 108 and 13 MBbls collars in 2001 and 2002, respective-ly, that are extendable at the election of the counterparty.

(7) Does not include 333, 840, 966, 590 and 31 thousand Bbls of swaps in 2000 through 2004, respectively that are extendable at the option of the counterparty.

     All of the above transactions were carried out in the over-the-counter market, and not on the NYMEX. These financial counterparties all have at least an investment grade credit rating. All of these transactions provide solely for financial settlements related to closing prices on the NYMEX.

     A realized hedging gain (loss) of $3.9 million, $1.9 million and $(13.1) million for 1999, 1998 and 1997, respectively, was included in Commodity Price Risk Management revenues. As of December 31, 1999 and 1998, the Company had no accrued liabilities settled derivative contracts. These amounts are included in Price Risk Management activities as assets or liabilities as appropriate.

Non-Hedging Transactions

     As described in Note 2, the Company uses the mark-to-market method of accounting for instruments that do not qualify for hedge accounting. The 1999 results of operations included an aggregate pre-tax loss of $33.8 million related to these activities which included (1) net premiums received totaling $248,000 and (2) the unrealized loss resulting from net change in the value of the Company's market-to-market portfolio of price risk management activities for the year ended December 31, 1999 of $34.1 million, all included in Commodity Price Risk Management revenues. At December 31, 1999, the Company's consolidated balance sheet reflects $3.0 million and $26.0 million of price risk management assets and liabilities, respectively.

     The following table and notes thereto cover the Company's pricing and notional volumes on open natural gas and oil financial instruments at December 31, 1999, that do not qualify for hedge accounting:

                                                                                 Production Periods
                                                              -----------------------------------------------
                                                                 2000         2001        2002        2003       Total
                                                              ----------   ----------  ----------  ----------  -------
Gas--
  Calls bought (thousand MMBtu)(2)............................    2,120           -           -           -      2,120
     Average price, per MMBtu.................................    $2.98           -           -           -      $2.98
  Calls Sold (thousand MMBtu)(2)..............................    7,320       7,300           -           -     14,620
     Average price, per MMBtu.................................    $2.78       $3.23           -           -      $3.00
  Puts Sold (thousand MMBtu)(2)...............................    3,620           -           -           -      3,620
     Average price, per MMBtu.................................    $2.28           -           -           -      $2.28
  Price Swaps-- receive fixed price (thousand MBbls)(3)(4)....    7,320       3,650           -           -     10,970
     Average price, per MMBtu.................................    $2.30       $2.51           -           -      $2.37

Oil--
  Straddles (MBbls)(1)........................................       25           -           -           -         25
     Average price, per Bbl...................................   $17.48           -           -           -     $17.48
  Price Swaps-- pay fixed price (thousand MMBtu)..............       45           -           -           -         45
     Average price, per MMBtu.................................   $22.65           -           -           -     $22.65
  Price Swaps-- receive fixed price (MBbls) (3)(5)............    1,051         151          13           -      1,215
     Average price, per Bbl...................................   $19.27      $17.72      $17.25           -     $19.06
  Calls Bought (MBbls)(2).....................................      150           -          -           -         150
     Average price, per Bbl...................................   $19.00           -           -           -     $19.00
  Calls Sold (MBbls)(2).......................................    2,148         996         714          75      3,933
     Average price, per Bbl...................................   $20.06      $20.05      $21.86      $22.00     $20.42
  Puts Sold (MBbls)(2)........................................      986         199          19           -      1,204
     Average price, per Bbl...................................   $18.70      $15.81      $16.00           -     $18.18
  Puts Bought (MBbls)(2)......................................      404          38           -           -        442
     Average price, per Bbl...................................   $17.82      $17.17           -           -     $17.76

----------
(1) A straddle is a combination of a put sold and a call sold at the same strike price. The Company is required to make a payment to the counter-party in the event that the NYMEX Reference Price for any settlement period is greater than the ceiling price or less than the floor price. The Company receives a significant premium upon entering into such contract.

(2) Calls sold or puts sold under written option contracts, in return for a premium received by the Company upon initiation of the contract. The Company is required to make a payment to the counterparty in the event that the NYMEX Reference Price for any settlement period is greater than the price of the call sold, or less than the price of the put sold. Conversely, calls or puts bought in return for the Company's payment of a premium or require the counterparty to make a payment to the company in the event that the NYMEX Reference Price on any settlement period is greater than the call price or less than the put price.

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

(4) Does not include 3,660 thousand MMBtu of gas swap which have tiered pricing at which the swap is canceled when the NYMEX Reference Price falls below $1.80 per MMBtu.

(5) Does not include 341 and 38 MBbls of oil swaps for 2000 and 2001, respectively, which have tiered pricing at which the swap is canceled when the NYMEX Reference Price falls below $16.50 per Bbl as to 52% of the volumes and $18.00 for the remaining volume.

Fair Value of Financial Instruments

     The following table presents the carrying amounts and estimated fair values of the Company's financial instruments at December 31, 1999 and 1998. SFAS No. 107 defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties.

                                       December 31, 1999    December 31, 1998
                                       -----------------    -----------------
                                       Carrying    Fair     Carrying    Fair
                                        Amount    Value      Amount    Value
                                       --------   -----     --------   ------
                                                  (In thousands)

Cash and cash equivalents..............  $2,105   $2,105      $2,435   $2,435
Long-term debt......................... 306,744  296,323     294,990  277,180
Interest rate swaps....................      --   (6,549)         --      196
Oil and gas commodity-- Hedges.........      --   (8,603)         --    4,584
                     -- Non-hedges..... (23,066) (23,066)     11,028   14,368

     The carrying values of trade receivables and trade payables included in the accompanying consolidated balance sheets approximated market value at December 31, 1999 and 1998.The following methods and assumptions were used to estimate the fair value of the financial instruments summarized in the above table.

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

     On June 12, 1998, the Company, through its wholly-owned Canadian subsidiary, purchased approximately $10.5 million of 5% Convertible Preferred Stock of Big Bear Exploration, Ltd. ("Big Bear"), a Canadian oil and gas company, at approximately $0.85 per share with each share convertible into one common share of Big Bear. Through a subsequent restructuring agreement, Belco's preferred stock holdings were converted to common stock and then subject to an 11:1 reverse stock split. As a result of the aforementioned transactions, Belco became the owner of 1,948,052 common shares or approximately 4.6% ownership in Big Bear. The substantial decline in the market value of Big Bear securities at year-end 1999 and 1998 required the Company to record $0.45 and $9.7 million in impairment provisions, respectively.

     In January 2000, shareholders of Big Bear approved its acquisition by AVID Oil & Gas, Ltd. ("AVID"), a Canadian based energy company providing for Big Bear shareholders to receive 1 share of AVID common stock for every 15 common shares of Big Bear. As a result of the transaction described above, the Company cur-rently owns 129,870 shares of Avid with an approximate market value of $190,000
(US) as of December 31, 1999.

Long-Term Debt

     The fair value of the Company's revolving credit facility debt of $42.0 million is assumed to be the same as the carrying value because the interest rate is variable and is reflective of market rates. The fair value of the 10-1/2% Notes is based upon the quoted market prices for that issue. The fair value of the 8-7/8% Notes is based upon estimates provided to the Company by independent banking firms.

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

NOTE 8 -- COMMITMENTS AND CONTINGENCIES

Future Contingencies Related to the Moxa Arch Programs

     From 1992 to 1994, the Company established three Moxa Arch investment programs: the 1992 Moxa Arch Drilling Program, the 1993 Moxa Arch Drilling Program, and the Moxa Arch 1992 Offset Drilling Program. The Programs were established to develop certain drilling prospects acquired as a result of a farmout agreement with Amoco Production Company and others. The Company offered certain qualified investors (the Investors) the opportunity to invest in the prospects through participation in the Programs. Through October 30, 1996, the Company owned approximately 55.20 percent of the 1992 Moxa Arch Drilling Program, 32.45 percent of the 1993 Moxa Arch Drilling Program, and
58.21 percent of the Moxa Arch 1992 Offset Drilling Program. On October 31, 1996 the Company purchased from certain third-party investors interests (the "Acquired Interests") in the Belco Oil & Gas Corp. 1992, 1993 and 1992 Offset Moxa Arch Drilling Programs. The effective date of the purchase was October 31, 1996 for financial reporting purposes. The Acquired Interests represent incremental working interests in the Company's natural gas wells in the Moxa Arch trend located in Lincoln, Sweetwater and Uinta Counties, Wyoming. The
Company paid aggregate cash consideration of $9.9 million plus an 80% participation in potential natural gas price increases (net of incremental production costs) associated with production from the wells through July 31, 1999 (the "Price Participation Right"). In November 1999, pursuant to the 80% Price Participation Right provision the Company paid out $2.3 million to former third party investors in the Moxa Program. After the purchase, the Company's interest in these programs was increased to 81.5% of the 1992 Moxa Arch Drilling Program, 74.0% of the 1993 Moxa Arch Drilling Program, 80.5% of the Moxa Arch 1992 Offset Drilling Program, and 74% of the Moxa Arch 1993 Offset Drilling Program. The transaction was accounted for using the purchase method of accounting.

     The remaining third-party investors in the Programs may "put" their interest to Belco annually through 2003, based upon a valuation by a nationally recognized independent petroleum engineering firm of the discounted net present value of the future net revenues from production of proved reserves attributable to the interests. The put amount is to be calculated based upon certain specified parameters including prices, discount factors and reserve life. No investor under the Programs exercised the put right through December 31, 1999. The Company is not obligated to repurchase in any one calendar year more than 30% of the interests originally acquired by the program investors (including, for purposes of this calculation, the Company's interest). The Company's purchase price under the put right has not been calculated given that no investors have exercised such right. However, using reserve values presented in
Note 14, Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserves (SEC basis using year end prices and a 10% discount rate), the maximum purchase price if all remaining investors exercised the put option would not be material to the Company as of December 31, 1999.

Lease Commitments

     At December 31, 1999, the Company had operating leases covering office space. Minimum rental commitments under operating leases are $44,000 for the year 2000. For the years ended December 31, 1999, 1998 and 1997, total rental expense was approximately $316,000, $512,000 and $438,000, respectively.

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

NOTE 9 -- CASH FLOW INFORMATION

Supplemental Disclosure of Cash Flow Information

                                                     For Year Ended December 31,
                                                     ---------------------------
                                                        1999     1998     1997
                                                       ------   ------   ------
                                                            (in thousands)
Cash paid (received) during the year for:

  Interest, including amounts capitalized...........  $26,823  $26,139   $  307
  Income and other taxes, net of (refunds)..........      487     (788)   1,345

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

Major Customers

     Oil and gas sales for 1999 include $26.6 million, $16.1 million, $14.1 million and $11.9 million in revenues received from four customers. Also, 1999 revenues included net losses in the amount of $33.8 million related to Commodity Price Risk Management Activities. Oil and gas sales for 1998 include $28.9 million and $16.9 million in revenues received from two customers. Also, 1998 revenues include Commodity Price Risk Management net gains totaling $24.8 million. Oil and gas sales for 1997 include $40.6 million, $27.9 million and $25.5 million in revenues received from three customers and Commodity Price Risk Management net losses of $6.5 million. No other customers individually accounted for 10 percent or more of revenues.

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

     During 1999, 1998 and 1997, the Company incurred contribution expenses of $378,000, $398,000 and $99,000, respectively, in connection with this plan.

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

     In December 1998, the Company's Board of Directors (the "Board") authorized the purchase from time to time, in the open market or in privately negotiated transactions, shares of its Common Stock and 6-1/2% Convertible Preferred Stock in an aggregate amount not to exceed $10 million. This authorization was exhausted in December 1999. Subsequently, the Board authorized an additional $10 million for the purchase of additional Common and Preferred Shares.

Net Income (Loss) Per Common Share

     Potential common stock not included in the calculation of diluted earnings per share because to do so would have been antidilutive amounted to 7,673,000, 7,690,000 and 7,562,000 for 1999, 1998 and 1997, respectively.

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

     A summary of the status of the Company's plans (the Plans) as of December 31, 1999 and 1998 and the changes during the years then ended is presented be-low:


                                                  1999                           1998
                                        -------------------------------------------------------
                                        Shs. Under     Wtd. Avg.       Shs. Under     Wtd. Avg.
                                          Option      Exer. Price        Option     Exer. Price
                                        ----------    -----------      ----------   -----------
Outstanding, beginning of year.......... 1,154,000       $16.25          960,500       $20.31
  Granted...............................   414,500         5.19          433,000         9.82
  Exercised.............................        --           --               --           --
  Forfeited.............................   (62,000)       15.00         (239,500)       19.37
                                         ----------     -------        ---------       ------
Outstanding, end of year................ 1,506,500       $13.68        1,154,000       $16.25
                                         =========       ======        =========       ======
Exercisable, end of year................   432,300       $18.62          201,500       $20.24
                                           =======       ======        =========       ======
Available for grant, end of year........   901,600                     1,254,100
                                           =======                     =========
Weighted average fair value of options
  granted during the year............... $    2.78                     $   10.36
                                         =========                     =========

     The following table summarizes information about stock options outstanding at December 31, 1999.

                            Options Outstanding          Options Exercisable
                --------------------------------------  -----------------------
                                  Weighted                             Number
                   Number         Average     Weighted   Exercis-     Weighted
                Outstanding at   Remaining     Average    able at     Average
                 December 31,   Contractual   Exercise  December 31,  Exercise
Range of Prices     1999            Life        Price      1999        Price
---------------  -------------  -----------   --------  ------------  ---------
$4.88 - $6.50      369,500         9.19         $4.99          -            -
$7.41 - $11.00     389,500         8.53         $9.80     71,200        $9.99
$12.47 - $17.63     35,000         8.34        $15.42      9,000       $14.26
$18.88 - $28.13    709,500         7.29        $19.00    350,300       $20.42
$28.81 - $29.00      3,000         6.58        $29.00      1,800       $29.00

     As permitted by SFAS No. 123, the Company applies APB Opinion No. 25 and related Interpretations in accounting for its stock option plans. Accordingly, no compensation expense has been recognized for the Plans. Had compensation costs been determined based on the fair value at the grant dates consistent with the method of SFAS No. 123, the Company's pro forma net income (loss) for calendar years 1999 and 1998 would have been reduced to the pro forma amounts indicated below (in thousands, except for per share amounts):


                                                    1999             1998
                                               -------------     -----------
Net Income (Loss) Available to Common Stock
  As Reported..................................  $ (15,484)       $(152,963)
  Pro Forma....................................  $ (15,886)       $(154,625)
Basic and Diluted Net Income (Loss) Per Share

  As Reported..................................  $   (0.49)       $   (4.85)
  Pro Forma....................................  $   (0.50)       $   (4.90)

     The fair value of grants was estimated on the date of grant using the Black-Scholes options pricing model with the following weighted average assumptions used in 1999 and 1998, respectively: risk-free interest rate of 5.43 and 5.60 percent, expected volatility of 48.3 and 49.0 percent, expected lives of 6.0 years and no dividend yield.

     Under the Stock Incentive Plan, participants may be granted stock without cost (restricted stock). During 1999 and 1998, the Company granted 200,000 and 34,700 shares, respectively, of restricted stock with a weighted average fair value based on the price of the Company's stock on the date of grant of $5.09 and $15.69 per share, respectively. At December 31, 1999, 223,120 shares remained unvested, net of 17,800 shares forfeited. The weighted average fair value of shares forfeited was $18.57. The restrictions on disposition lapse 20% each year and non-vested shares must be forfeited in the event employment ceases. Unearned compensation was charged for the market value of the restricted shares at the date the shares were issued. The unearned compensation is shown as a reduction of stockholders' equity in the accompanying consolidated balance sheet and is being amortized ratably as the restrictions lapse. During 1999 and 1998, $512,000 and $344,100, respectively, was charged to costs and expenses relating to the Plan.

NOTE 13 -- SUPPLEMENTAL QUARTERLY FINANCIAL DATA (In Thousands, Except Per Share Amounts):

                                                                           Quarters
                                                         ----------------------------------------------
                                                          First       Second        Third        Fourth
                                                         -------      ------        ------       ------
                                                                          (Unaudited)
1999

Revenues................................................ $24,725       $19,572      $15,246      $49,986
Costs and Expenses...................................... $29,666       $29,751      $29,830      $30,514
Net Income (Loss)....................................... $(3,212)      $(6,617)     $(9,480)     $10,709
Basic and Diluted Net Income (Loss) Per Common Share.... $ (0.16)      $ (0.26)     $ (0.35)     $  0.29


1998

Revenues...............................................  $33,351       $37,503      $34,690    $  45,186
Costs and Expenses..................................... $119,286      $108,879      $29,423     $118,805
Net Income (Loss)...................................... $(59,393)     $(43,846)     $ 3,439     $(47,756)
Basic and Diluted Net Income (Loss) Per Common Share... $  (1.90)     $  (1.43)     $  0.05    $   (1.57)

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

Note 14 -- SUPPLEMENTAL INFORMATION ON OIL AND GAS EXPLORATION AND PRODUCING ACTIVITIES (Unaudited):

Capitalized Costs

     The following table sets forth the capitalized costs and related accumulated depreciation, depletion and amortization relating to the Company's oil and gas production, exploration and development activities as of December 31, 1999 and 1998 (in thousands):

                                                   1999          1998
                                                -----------  -----------
Proved properties...............................$1,008,261     $931,218
Unproved properties.............................    71,075       74,935
                                                ----------   ----------
Total capitalized costs......................... 1,079,336    1,006,153
Less-- Accumulated depreciation, depletion and
   amortization.................................  (619,446)    (566,613)
                                                -----------   ---------
Net capitalized costs...........................  $459,890     $439,540
                                                  ========     ========

Costs Not Being Amortized

     The following table sets forth a summary of unproved oil and gas property costs not being amortized at December 31, 1999, by the year in which such costs were incurred (in thousands):

                             1999     1998     1997     1996    1995    Total
                             ----     ----     ----     ----    ----    -----
Leasehold and seismic.......$8,046   $6,128   $56,184   $177    $542   $71,077

Costs Incurred

     The following table sets forth the costs incurred in oil and gas acquisition, exploration and development activities as of December 31, 1999, 1998 and 1997 (in thousands):

                                   1999               1998               1997
                                 ----------       ------------       -----------
Property Acquisitions Costs--
  Proved(1)...................... $17,608            $56,695           $443,930
  Unproved.......................  10,390             14,414             24,226
Exploration costs................  10,943             18,597             46,939
Development costs................  29,576             37,969             59,571
Capitalized interest.............   4,881              5,123              3,742
Property sales...................    (215)            (6,292)           (13,949)
                                 ---------         ---------          ----------
  Total costs incurred........... $73,183           $126,506           $564,459
                                  =======           ========           ========

----------
(1) Acquisition of proved properties in 1997 includes $437.4 million relative to the acquisition of Coda of which $50 million was allocated to unproved property costs.

Results of Operations for Oil and Gas Producing Activities

     The following table sets forth revenue and direct cost information relating to the Company's oil and gas exploration and production activities as of December 31, 1999, 1998 and 1997 (in thousands):

                                                  1999        1998       1997
                                                --------    --------    -------
Oil and gas revenues (including commodity price
  risk management activities)...................$105,396    $149,000   $123,515
Costs and expenses--
  Lease operating expenses......................  33,683      36,969      9,365
  Production taxes..............................   5,485       3,878      3,393
  Impairment of oil and gas properties..........      --     229,000    150,000
  Depreciation, depletion and amortization......  52,833      54,863     46,684
                                                 --------    -------   --------
Results of operations from producing activities
  before income taxes...........................  13,395    (175,710)   (85,927)
Provision (benefit) for income taxes............   4,688     (61,498)   (30,537)
                                                 -------    --------    --------
Results of operations from producing activities.  $8,707   $(114,212)  $(55,390)
                                                  ======   ==========  =========
Amortization rate per Mcf equivalent, recurring. $  0.88   $    0.88   $   0.81
                                                  =======  =========   =========

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

     Proved oil and gas reserve quantities and the related discounted future net cash flows (without giving effect to hedging activities) as of December 31, 1999, 1998 and 1997 are based on estimates prepared by Miller & Lents, independent petroleum engineers. Such estimates have been prepared in accordance with guidelines established by the Securities and Exchange Commission (SEC).

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

            Standardized Measure of Discounted Future Net Cash Flows

                     Relating to Proved Oil and Gas Reserves

                                 (In thousands)

                                                        December 31,
                                            ------------------------------------
                                               1999         1998        1997
                                            ----------    --------   ----------
Future cash inflows(1)......................1,945,175    $1,215,691  $1,569,976
Future production costs..................... (588,932)     (405,171)   (531,583)
Future development costs.................... (110,091)      (99,342)   (100,427)
                                            ----------     --------   ----------
Future net inflows before income taxes(1)...1,246,152       711,178     937,966
Discount at 10% annual rate................. (619,610)     (350,562)   (427,562)
                                            ----------    ---------    ---------
Discounted future net cash flows before
  income taxes..............................  626,542       360,616     510,404
Pro forma discounted future income taxes(2). (161,213)       (7,457)    (84,196)
                                            ----------    ---------     --------
Standardized measure of discounted future
   net cash flows........................... $465,329      $353,159    $426,208
                                             ========      ========    ========

----------

(1) Oil and gas commodity hedges included in future cash inflows totaled $(8.6) million, $4.6 million and $5.9 million at December 31, 1999, 1998, and 1997, respectively, and such hedges included in discounted future net cash flows before income taxes totaled $(8.2) million, $4.3 million and $5.5 million at December 31, 1999, 1998 and 1997, respectively.

(2) The estimated undiscounted future income taxes related to future net inflows were $354.5, $32.6 and $146.4 million for the years 1999, 1998 and 1997, respectively.

       Changes in Standardized Measure of Discounted Future Net Cash Flows

                                 (In thousands)

                                                  1999         1998        1997
                                                --------     --------    --------
Balance, beginning of year......................$353,159    $426,208   $280,573
Sales and transfers of oil and gas produced,
  net of production costs.......................(100,075)    (83,353)  (111,819)
Net change in sales price and production costs.. 239,549    (142,014)  (216,169)
Extensions and discoveries......................  65,424      29,730     65,741
Purchases of minerals in place..................  21,346      66,409    312,148
Sale of reserves in place.......................    (112)     (1,401)        --
Changes in estimated future development costs...  33,925      21,382     32,222
Revisions in quantities.........................  (8,841)    (39,163)    (9,099)
Accretion of discount...........................  36,062      51,040     41,553
Other, principally revisions in estimates of
   timing of production......................... (21,352)    (53,923)   (22,267)
Change in income taxes..........................(153,756)     78,244     53,325
                                                ---------   --------  ---------
Balance, End of year............................$465,329    $353,159   $426,208
                                                ========    ========   ========

                          Reserve Quantity Information

                                 Proved Reserves


                                                            Oil           Gas
                                                          -------       -------
                                                          (MBbls)       (MMcf)

Balance at December 31, 1996...........................     3,327       284,992
                                                          -------       -------
  Purchases of minerals in place.......................    45,646        44,855
  Extensions, discoveries and other additions..........     2,004        39,248
  Revisions of previous estimates......................     1,478       (22,200)
  Production...........................................    (1,295)      (49,710)
                                                          -------      --------
Balance at December 31, 1997...........................    51,160       297,185
                                                           ------       -------
  Purchases of minerals in place.......................     9,800        25,903
  Extensions, discoveries and other additions..........       249        34,279
  Revisions of previous estimates .....................    (3,775)      (33,977)
  Sales of minerals in place...........................      (203)         (649)
  Production...........................................    (4,177)      (37,208)
                                                           -------      --------
Balance at December 31, 1998...........................    53,054       285,533
                                                           ------       -------
  Purchases of minerals in place.......................     1,066        20,982
  Extensions, discoveries and other additions..........     3,342        57,881
  Revisions of previous estimates......................      (947)       (2,322)
  Sales of minerals in place...........................         -          (189)
  Production...........................................    (3,439)      (39,737)
                                                           -------      --------
Balance at December 31, 1999...........................    53,076       322,148
                                                           ======       =======
Proved Developed Reserves
December 31, 1996......................................     2,070       184,904
December 31, 1997......................................    41,255       226,071
December 31, 1998......................................    41,475       213,449
December 31, 1999......................................    42,352       224,143


NOTE 15 -- SUBSEQUENT EVENTS (Unaudited)

     In February 2000, the Company closed a $40.5 million acquisition of oil and gas properties expected to add approximately 2,400 BOE per day to the existing production base. The transaction was financed through additional borrowings with the Company's Revolving Credit Facility.

     Due to the sustained higher oil prices subsequent to year-end, the Company expects to incur additional cash settlements costs and non-cash mark-to-market losses related to its commodity price risk management activities unless prices at March 31, 2000 decline below levels at December 31, 1999.

                                  EXHIBIT INDEX


Exhibit
No.                         Description of Exhibit
-------                     ----------------------
3.1  Articles of Incorporation of Company (Incorporated by reference from
     Exhibit 3.1 of the Registration Statement on Form S-1, Registration No.
     333-1034).
3.2  Amended and Restated Bylaws of Company dated February 5, 1996 (Incorporated by reference from Exhibit 3.2(ii) of the Form 10-Q dated March 31, 1996).
4.1  Specimen Common Stock certificate (Incorporated by reference from Exhibit
     4.1 of the Registration Statement on Form S-1, Registration No. 333-1034).
4.2  Indenture  dated as of  September  23,  1997 among the Company,  as issuer,
     and The Bank of New York, as trustee (Incorporated   by   reference   from
     Exhibit 4.1 of Registration  Statement  on  Form  S-4,  Registration  No.
     333-37125).
4.3  Supplemental  Indenture  dated as of February  25, 1998  between  Coda
     Energy, Inc., Diamond Energy Operating Company,  Electra Resources,  Inc.,
     Belco Operating Corp., Belco Energy L.P., Gin Lane Company, Fortune Corp.,
     BOG Wyoming LLC  and  Belco  Finance  Co.  (individually,   the  Subsidiary
     Guarantors),  a subsidiary  of the  Company,  and  The  Bank of New  York, a New  York  banking corporation  (as  Trustee)  amending the  Indenture filed as Exhibit 4.2 above. (Incorporated  by reference  from Exhibit 4.3 of the Company's  Annual Report on Form 10-K for the  fiscal  year ended
     December  31,  1997).
4.4  Exchange  and Registration  Rights Agreement dated September 23, 1997 by and among the Company and  Chase  Securities Inc., Goldman,  Sachs  &  Co.
     and  Smith  Barney  Inc. (Incorporated  by reference from Exhibit 4.2 of
     Registration  Statement on Form S-4,  Registration No.  333-37125).
4.5  Indenture dated as of March 18, 1996 by and among Coda Energy, Inc., as issuer, and Taurus Energy Corp., Diamond Energy Operating Company and
     Electra Resources, Inc. (as guarantors), and Chase Bank of Texas,  N.A.,
     (formerly known as Texas Commerce Bank National Association,  as trustee
     (Incorporated  by reference  from Exhibit 4.1 of the Coda Energy,  Inc.
     Registration  Statement  on Form S-4  filed  April  9,  1996,  Registration
     No. 333-2375).
4.6  First Supplemental Indenture dated as of April 25, 1996 amending the Inden-
     ture filed as Exhibit 4.5 above (Incorporated by reference from Exhibit
     4.12 of the Coda Energy,  Inc.  Quarterly  Report on Form 10-Q for the
     quarterly period ended June 30, 1996, Commission File No. 0-10955).
4.7  Second Supplemental Indenture dated as of February 25, 1998 by and among the  Company  and  Chase  Bank of Texas,  N.A.  (formerly  known as Texas
     Commerce Bank National Association), as trustee, amending the Indenture filed as Exhibit 4.5 above.  (Incorporated by reference from Exhibit 4.7 of the Company's Annual Report on Form 10-K for the fiscal year ended December
     31, 1997).
4.8  Third Supplemental Indenture dated as of February 25, 1998 by and between the Company, the Belco subsidiaries who are making a Subsidiary Guarantee
     (the Guarantors) and Chase Bank of Texas, N.A., formerly known as Texas
     Commerce Bank National Association (the Trustee).  (Incorporated by refer-
     ence from Exhibit 4.8 of the Company's  Annual Report on Form 10-K for the
     fiscal year ended  December 31, 1997).
4.9  Certificate of Designations of 6-1/2% Convertible Preferred Stock
     dated  March 5, 1997  (Incorporated  by  reference  from  Exhibit 4.1 of current report on Form 8-K dated March 11,  1998).
10.1 1996 Non-Employee Directors' Stock Option Plan (Incorporated  by  reference from Exhibit 10.1 of the Registration Statement on Form S-1, Registration
     No. 333-1034).
10.2 1996 Stock Incentive Plan  (Incorporated by reference from Exhibit 10.2 of the Registration Statement on Form S-1,  Registration  No.  333-1034).
10.3 Exchange  and Subscription Agreement and Plan of Reorganization dated as of
     January 1, 1996 by and among the  Company,  its  Predecessors  and certain individuals  and trusts (Incorporated by reference to Exhibit 10.3 of the
     Registration Statement on Form S-1,  Registration No. 333-1034).
10.4 Form of Registration  Rights Agreement entered  into by parties to Exchange
     Agreement (Incorporated by reference to Exhibit 10.4 of the Registration
     Statement  on  Form  S-1,  Registration  No. 333-1034).

10.5  Supplemental Agreement dated as of January 1, 1996 by and between the
      Company,  Belco Oil & Gas Corp., a Delaware corporation,  Robert A. Belfer and certain  officers of the Company  (Incorporated  by  reference  to
      Exhibit 10.5 of the  Registration  Statement  on  Form  S-1,  Registration
      No. 333-1034).
10.6  Form of Indemnification Agreement by and between the Company and its offi-
      cers and directors (Incorporated by reference to Exhibit 10.6 of the
      Registration Statement on Form S-1, Registration No. 333-1034).
10.7  Amended and Restated Well Participation  Letter Agreement dated as of Dec-
      ember 31, 1992 between Chesapeake Operating, Inc. and Belco Oil & Gas
      Corp., as amended by (i) Letter  Agreement  dated April 14, 1983, (ii)
      Amendment dated December 31, 1993, and (iii) Third Amendment dated Decem-
      ber 30, 1994 (Incorporated by reference to Exhibit 10.7 of the Registra-
      tion Statement  on  Form  S-1,  Registration  No. 333-1034).
10.8  Sale Agreement  (Independence)  dated as of June  10,  1994 between Chesa-
      peake  Operating,  Inc. and Belco Oil & Gas Corp.  (Incorporated by
      reference  to  Exhibit  10.10  of  the  Registration   Statement  on  Form
      S-1, Registration No. 333-1034).
10.9  Sale and Area of Mutual Interest  Agreement (Greater Giddings) dated as of
      December 30, 1994 between  Chesapeake  Operating, Inc. and Belco Oil & Gas
      Corp.  (Incorporated  by reference to Exhibit  10.12 of the  Registration
      Statement on Form S-1,  Registration No.  333-1034).
10.10 Golden Trend Area of Mutual  Interest  Agreement  dated as of December 17,
      1992 between Chesapeake Operating, Inc. and Belco Oil & Gas Corp.  (Incor-
      porated by reference to  Exhibit  10.13  of  the  Registration   Statement
      on  Form  S-1, Registration No.  333-1034).
10.11 Form of Participation  Agreement for Belco Oil & Gas Corp. 1992 Moxa Arch
      Drilling  Program  (Incorporated  by reference to Exhibit  10.15 of the
      Registration  Statement  on Form  S-1,  Registration  No. 333-1034).
10.12 Form of Offset Participation Agreement to the Moxa Arch 1992 Offset Drill-
      ing  Program  (Incorporated  by reference  to Exhibit  10.16 of the Regis-
      tration Statement on Form S-1, Registration No. 333-1034).
10.13 Form of Participation Agreement for  Belco Oil & Gas  Corp. 1993 Moxa Arch
      Drilling Program (Incorporated  by  reference  to  Exhibit  10.17  of  the
      Registration Statement on Form S-1,  Registration  No.  333-1034).
10.14 Credit  Agreement dated  as of  September  23,  1997  by and  among  Belco
      Oil & Gas Corp.  (the "Borrower"), and The Chase Manhattan Bank, as admin-
      istrative agent, and certain financial institutions named therein as Lend-
      ers (the "Lenders")(Incorporated by reference to Exhibit 10.1 of Registra-
      tion  Statement on Form S-4,  Registration No.  333-37125).
10.15 First Amendment and Waiver, dated as of November 25, 1997 to (i) Credit
      Agreement dated as of September 23, 1997 among the Borrower, the Lenders and The Chase Manhattan Bank, as administrative  agent and (ii) the Pledge
      Agreement,  dated as of September 23, 1997 made by the Borrower and other
      Pledgers (as defined in the Credit  Agreement) in favor of the Administra-
      tive Agent for the ratable  benefit of  Lenders.  (Incorporated  by refer-
      ence  from Exhibit  99.4 to the  Company's  Current  Report  on Form  8-K
      filed  with  the Commission on November 26, 1997).
10.16 Second Amendment and Consent, dated as of February 25, 1998, to the Credit
      Agreement,  dated as of September  23, 1997,  among  the  Borrower,  the
      Lenders  and The  Chase  Manhattan  Bank,  as administrative  agent.
      (Incorporated  by reference  from  Exhibit  10.16 of the Company's  Annual
      Report on Form 10-K for the fiscal  year ended  December  31, 1997).
10.17 Third  Amendment,  dated as of May 29,  1998,  to the  Credit Agreement, dated as of September 23, 1997, as amended by the First Amendment and
      Waiver thereto,  dated as of November 25, 1997,  and the Second  Amendment and Consent thereto, dated as of February 25, 1998, by and among the Bor-
      rower,  the Lenders and The Chase Manhattan Bank, as administrative agent.
      (Incorporated by reference from Exhibit 10.17 of the Company's Annual
      Report on Form 10-K for the fiscal year ended  December  31,  1998).
10.18 Fourth  Amendment, dated as of December 21, 1998, to the Credit Agreement, dated as of September 23, 1997, as amended by the First  Amendment  and
      Waiver  thereto,  dated as of November  25, 1997,

      and the Second Amendment and Consent thereto, dated as of February 25, 1998, and the Third Amendment, dated as of May 29, 1998, by and among the Borrower, the Lenders and The Chase Manhattan Bank, as administrative agent. (Incorporated by reference from Exhibit 10.18 of the Company's
      Annual Report on Form 10-K for the fiscal year ended December 31, 1998).
10.19 Executive Employment Agreement with Grant W. Henderson (Incorporated by reference from Exhibit 99.7 of the Coda Energy, Inc. Current Report on
      Form 8-K dated October 30, 1995,  Commission File No. 0-10955).
10.20 First Amendment to Belco Oil & Gas Corp. 1996 Nonemployee Directors' Stock
      Option Plan. (Incorporated by reference from Exhibit 10.1 of the Com-pany's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999,
      Commission File No. 1-14256).
*21.1 Subsidiaries of the  Registrant.
*23.1 Consent of Arthur Andersen  LLP.
*23.2 Consent of Miller  and Lents,  Ltd.
*27  Financial  Data Schedule.

----------

* Filed herewith