Form 10-Q
period 2000-03-31
BELCO OIL & GAS CORP
filed 2000-05-15
CIK 889005

--------------------------------------------------------------------------------



                                  UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                  ______________

                                    FORM 10-Q

                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000


                         Commission file number 001-14256

                                  ______________

                              BELCO OIL & GAS CORP.
              (Exact name of registrant as specified in its charter)


                  Nevada                                  13-3869719
       (State or other jurisdiction                    (I.R.S. employer
     of incorporation or organization)                identification no.)

       767 Fifth Avenue, 46th Floor                          10153
            New York, New York                            (Zip code)
 (Address of principal executive offices)

                                  (212) 644-2200
               (Registrant's telephone number, including area code)

                                  ______________


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _

     As of March 31, 2000, there were 31,092,400 shares of the Registrant's Common Stock, par value $.01 per share, outstanding.





-------------------------------------------------------------------------------

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                              BELCO OIL & GAS CORP.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 (in thousands, except share and per share data)


                                                                 March 31, 2000  December 31, 1999
                                                                 --------------  -----------------
                                                                   (Unaudited)

                       ASSETS
CURRENT ASSETS:
   Cash and cash equivalents (including
     restricted cash of $800,000 at December 31, 1999)..........  $ 5,539        $  2,105
   Accounts receivable..........................................   22,488          24,870
   Income taxes receivable......................................       --           6,661
   Assets from commodity price risk management activities.......    1,274           2,879
   Commodity Price Risk Management related funds on deposit.....   10,800              --
   Other current assets.........................................    5,968           3,496
                                                                  -------        --------
        Total current assets ...................................   46,069          40,011
                                                                  -------        --------
PROPERTY AND EQUIPMENT:
  Oil and gas properties at cost based on full cost accounting--
    Proved oil and gas properties...............................1,065,011       1,008,261
    Unproved oil and gas properties.............................   74,358          71,075
    Less--Accumulated depreciation, depletion and amortization.. (632,860)       (619,446)
                                                                  -------        --------
        Net oil and gas property................................  506,509         459,890
                                                                  -------        --------
    Building and other equipment................................    9,231           9,107
    Less--Accumulated depreciation..............................   (2,998)         (2,634)
                                                                  -------        --------
        Net building and other equipment........................    6,233           6,473
                                                                  -------        --------
OTHER ASSETS.....................................................   3,941           4,599
                                                                  -------        --------
        Total assets............................................ $562,752        $510,973
                                                                 ========        ========
                                LIABILITIES AND EQUITY
CURRENT LIABILITIES:
    Accounts payable............................................   17,267          17,970
    Liabilities from commodity price risk management activities.   29,283          17,822
    Accrued interest............................................    7,302           7,098
    Other accrued liabilities...................................    6,373           5,510
                                                                  -------        --------
        Total current liabilities...............................   60,225          48,400
                                                                  -------        --------
LONG-TERM DEBT..................................................  353,574         306,744
DEFERRED INCOME TAXES...........................................   28,756          33,638
LIABILITIES FROM COMMODITY PRICE RISK MANAGEMENT ACTIVITIES.....   17,236           8,219
STOCKHOLDERS' EQUITY:
    6-1/2% Convertible Preferred stock, $.01 par value;
      10,000,000 shares authorized; 3,965,000 and 3,985,000
      issued and outstanding at March 31, 2000 and December 31,
      1999, respectively........................................       40              40
    Common stock ($.01 par value, 120,000,000 shares authorized;
      31,797,300 shares issued at March 31, 2000 and
      December 31, 1999)........................................      318             318
    Additional paid-in capital..................................  296,923         297,225
    Retained earnings (deficit)................................. (187,820)       (177,111)
    Treasury Stock, 704,900 shares..............................   (4,317)         (4,317)
    Unearned compensation.......................................   (1,430)         (1,430)
    Notes receivable for equity interest........................     (753)           (753)
                                                                  -------        --------
        Total stockholders' equity..............................  102,961         113,972
                                                                  -------        --------
        Total liabilities and stockholders' equity.............. $562,752        $510,973
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

                              BELCO OIL & GAS CORP.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (Unaudited)


                                                                    Three Months Ended
                                                                         March 31,
                                                                    -------------------
                                                                     2000          1999
                                                                     ----          ----

REVENUES:
         Oil and gas sales, net of hedging activities............   $46,795      $31,581
         Non-Hedge commodity price risk management activities
                  - cash settlements and premiums................    (6,886)         438
                  - non-cash mark-to-market......................   (22,178)      (7,494)
         Interest and other......................................       250          200
                                                                    -------      -------
                  Total revenues.................................    17,981       24,725
                                                                    -------      -------
COSTS AND EXPENSES:
         Oil and gas operating expenses..........................    10,535        9,701
         Depreciation, depletion and amortization................    13,777       13,332
         General and administrative..............................     1,538        1,258
         Interest expenses.......................................     6,128        5,375
                                                                    -------      -------
                  Total costs and expenses.......................    31,978       29,666
                                                                    -------      -------
INCOME (LOSS) BEFORE INCOME TAXES................................   (13,997)      (4,941)

INCOME TAX PROVISION (BENEFIT)...................................    (4,899)      (1,729)
                                                                    -------      -------
NET INCOME (LOSS)................................................    (9,098)      (3,212)

PREFERRED STOCK DIVIDENDS........................................    (1,611)      (1,753)
                                                                    -------      -------
NET INCOME (LOSS) APPLICABLE TO COMMON STOCK.....................  ($10,709)     ($4,965)
                                                                    =======      =======
NET INCOME (LOSS) PER SHARE OF COMMON STOCK,
   BASIC AND FULLY DILUTED.......................................    ($0.34)      ($0.16)
                                                                    =======      =======
AVERAGE NUMBER OF COMMON SHARES USED IN COMPUTATION
   BASIC AND FULLY DILUTED.......................................    31,200       31,529
                                                                    =======      =======

     The accompanying notes are an integral part of these condensed financial statements.

                     BELCO OIL & GAS CORP. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (in thousands)








                                                                   Additional
                             Preferred Stock      Common Stock      Paid-In
                             Shares    Amount   Shares    Amount    Capital
                             ------    ------   ------    ------   -----------

BALANCE, December 31, 1999.... 3,985   $   40   31,797   $   318    $297,225
Comprehensive Income..........

Repurchase of Preferred Stock.   (20)      -        -         -        (302)
Restricted Stock Issued.......     -       -        -         -           -
Restricted Stock Forfeited....     -       -        -         -           -
Restricted Stock Amortized....     -       -        -         -           -
Net Income (Loss).............     -       -        -         -           -
Preferred Dividend Paid.......     -       -        -         -           -
Treasury Stock Acquisitions...     -       -        -         -           -
Payment Received..............     -       -        -         -           -
                               -----  ------   ------   -------    --------
BALANCE, March 31, 2000....... 3,965  $   40   31,797   $   318    $296,923
                               =====  ======   ======   =======    ========
Comprehensive Income..........



                                                               Notes
                                               Retained     Receivable
                                Unearned       Earnings     for Equity
                              Compensation     (Deficit)     Interest
                              ------------     ---------    ---------

BALANCE, December 31, 1999...     $(1,430)    $(177,111)   $    (753)
Comprehensive Income.........

Repurchase of Preferred Stock          -             -            -
Restricted Stock Issued......          -             -            -
Restricted Stock Forfeited...          -             -            -
Restricted Stock Amortized...          -             -            -
Net Income (Loss)............          -        (9,098)           -
Preferred Dividend Paid......          -        (1,611)           -
Treasury Stock Acquisitions..          -             -            -
Payment Received.............          -             -            -
                                 -------     ---------    ----------
BALANCE, March 31, 2000......    $(1,430)    $(187,820)   $    (753)
                                 =======     =========    ==========
Comprehensive Income.........







                             Treasury Common Stock                 Comprehensive
                                Shares    Amount         Total         Income
                                ------    ------         -----     -------------

BALANCE, December 31, 1999....  (705)   $(4,317)      $113,972
Comprehensive Income..........                                       $(8,600)

Repurchase of Preferred Stock.     -          -           (302)            -
Restricted Stock Issued.......     -          -              -             -
Restricted Stock Forfeited....     -          -              -             -
Restricted Stock Amortized....     -          -              -             -
Net Income (Loss).............     -          -         (9,098)       (9,098)
Preferred Dividend Paid.......     -          -         (1,611)            -
Treasury Stock Acquisitions...     -          -              -             -
Payment Received..............     -          -              -             -
                                -----   -------       --------       -------
BALANCE, March 31, 2000.......  (705)   $(4,317)      $102,961
                                =====   =======       ========
Comprehensive Income..........                                       $(9,098)
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

                              BELCO OIL & GAS CORP.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (Unaudited)


                                                             Three Months Ended
                                                                  March 31,
                                                             ------------------
                                                              2000         1999
                                                              ----         ----

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss..............................................  ($9,098)    ($3,212)
    Adjustments to reconcile net income (loss) to net
      operating cash inflows --
        Depreciation, depletion and amortization..........   13,777      13,332
        Deferred tax benefit..............................   (4,899)     (1,729)
        Other.............................................       36         (39)
        Commodity price risk management activities........    9,112       1,025
        Changes in operating assets and liabilities --
        Commodity price risk management...................   13,066       7,961
        Accounts receivable, oil and gas..................    9,013       6,281
        Commodity Price Risk Management related funds
          on deposit......................................  (10,800)         --
        Other current assets..............................   (2,279)       (258)
        Accounts payable and accrued liabilities..........      364     (10,159)
                                                            -------     -------
                 Net operating cash inflows...............   18,292      13,202
CASH FLOWS FROM INVESTING ACTIVITIES:
    Exploration and development expenditures..............  (19,299)    (11,128)
    Purchases of oil and gas properties...................  (40,854)       (420)
    Proceeds from sale of oil and gas properties..........      120           2
    Other property additions..............................     (124)       (159)
    Changes in other assets...............................       61         (66)
                                                            -------      -------
                 Net investing cash outflows..............  (60,096)    (11,771)
CASH FLOWS FROM FINANCING ACTIVITIES:
    Repurchase of bonds...................................   (2,850)         --
    Repurchases of preferred stock........................     (302)       (998)
    Long-term borrowings..................................   83,600       3,500
    Long-term debt repayments.............................  (33,600)         --
    Preferred dividend paid...............................   (1,611)     (1,753)
                                                            -------      -------
                 Net financing cash inflows...............   45,237         749
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS..........    3,433       2,180
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD..........    2,105       2,435
                                                            -------     -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD................   $5,538      $4,615
                                                             ======      ======

    The accompanying notes are an integral part of these condensed financial statements.

                              BELCO OIL & GAS CORP.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - Accounting Policies:

     The financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and reflect all adjustments which are, in the opinion of management, necessary to present a fair statement of the results for the interim periods, on a basis consistent with the annual audited financial statements. All such adjustments are of a normal recurring nature. The results of operations for the interim period are not necessarily indicative of the results to be expected for an entire year. Certain information, accounting policies, and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the Company's Form 10K for the calendar year 1999 which includes financial statements and notes thereto.

Note 2 - Commodity Price Risk Management Activities:

     The Company periodically enters into commodity price risk management transactions such as swaps and options in order to manage its exposure to oil and gas price volatility. Gains and losses related to qualifying hedges of the Company's oil and gas production are deferred and recognized as revenues as the associated production occurs. Reference is made to the December 31, 1999 financial statements of Belco Oil & Gas Corp., included in the Form 10-K for the calendar year 1999, for a more thorough discussion of the Company's commodity price risk management activities.

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

     For the three months ended March 31, 2000, the Company had net commodity price risk management losses of $31.6 million consisting of $9.4 million in cash settlements paid out by the Company ($2.5 million in hedge and $6.9 million in non-hedge) and $22.2 million in non-cash mark- to-market unrealized losses. This compares to $7.0 million in cash settlements received by the Company ($6.3 million in hedge and $0.7 million in non-hedge) and $7.5 million in non-cash mark- to-market unrealized losses reported in the first three months of 1999 related to its price risk management activities.

Note 3 - Capital Stock:

Net Income (Loss) Per Common Share

     A reconciliation of the components of basic and diluted net income (loss) per common share for the three months ended March 31, 2000 and 1999 is presented in the table below (in thousands, except per share amounts):


                                                           Three Months Ended
                                                                March 31,
                                                           ------------------
                                                            2000        1999
                                                            ----        ----

   Basic net loss per share:
     Net loss                                             ($9,098)      ($3,212)
     Less:  Preferred Stock dividends                      (1,611)       (1,753)
                                                         ---------      --------
   Loss attributable to common shareholders              ($10,709)      ($4,965)
   Weighted average shares of common stock outstanding     31,200        31,529
                                                         --------       --------
   Basic net loss per share                                ($0.34)       ($0.16)
                                                         ========       ========
   Diluted net income (loss) per share:
     Weighted average shares of common stock outstanding   31,200        31,529
   Effect of dilutive securities:
     Preferred stock, warrants and stock options (1)           --            --
                                                         --------       -------
   Average shares of common stock outstanding including
     dilutive securities                                   31,200        31,529
                                                         --------       -------
   Diluted net loss per share                              ($0.34)       ($0.16)
                                                         ========       =======

____________
     (1) Amounts are not included in the computation of diluted net loss per share because to do so would have been antidilutive.

                         PART I - FINANCIAL INFORMATION
                                     ITEM 2

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



OVERVIEW

     Belco Oil & Gas Corp. and its subsidiaries (the "Company") is an independent energy company engaged in the exploration for and the acquisition, exploitation, development and production of natural gas and oil in the United States within its four core areas, including the Rocky Mountains, the Permian Basin, the Mid-Continent region and the Gulf Coast. Since its inception in April 1992, the Company has grown its reserve base largely through a balanced program of exploration and development drilling and through acquisitions. The Company concentrates its activities primarily in the four core areas in which it has accumulated detailed geologic knowledge and has developed significant management and technical expertise. Additionally, the Company structures its participation in natural gas and oil exploration and development activities to minimize initial costs and risks, while permitting substantial follow-on investment.

     The Company's operations are currently focused in the Rocky Mountains, primarily in the Green River (which includes the Moxa Arch Trend), Wind River and Big Horn Basins of Wyoming, the Permian Basin in west Texas, the Mid-Continent region in Oklahoma and north Texas, and the Austin Chalk Trend, primarily in Texas. These areas accounted for approximately 99% of the Company's proved reserves at December 31, 1999. The Company's reserve base was 641 Bcfe at December 31, 1999 with a reserve life index of 10.6 years, based on 1999 production.

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

     The Company utilizes commodity swaps and options and other commodity price risk management ("CPRM") transactions related to a portion of its oil and natural gas production to achieve a more predictable cash flow, and to reduce its exposure to price fluctuations. The Company accounts for these transactions as hedging activities or uses mark-to-market accounting for those contracts that do not qualify for hedge accounting. As of March 31, 2000, the Company has various natural gas and oil price risk management contracts in place with respect to substantial portions of its estimated remaining production for calendar year 2000 and with respect to lesser portions of its estimated production for 2001 and 2002. The Company expects from time to time to either add or reduce the amount of price risk management contracts that it has in place in keeping with its price risk management strategy.

     The following table sets forth certain operations data of the Company for the periods presented:

                                                Three Months
                                               Ended March 31,      Variances
                                            --------------------    ---------
                                                 (Unaudited)
                                               2000       1999   AMOUNT       %
                                               ----       ----   ------     ----

Oil and Gas Sales, net of hedging
 activities                                  $46,795   $31,581  $15,214     48%
Weighted Average Sales Prices:
  Oil (per Bbl)
   - Unhedged                                $ 27.85    $11.37   $16.48    145%
   - Hedge Settlements                         (0.99)     6.59    (7.58)   115%)
                                             -------    ------  -------   ------
     Net Realized                            $ 26.86    $17.96   $ 8.90     49%
  Gas (per Mcf)
   - Unhedged                                $  2.15    $ 1.57   $ 0.58     37%
   - Hedge Settlements                         (0.15)     0.08    (0.23)  (288%)
                                             -------    ------  -------   ------
     Net Realized                            $  2.00    $ 1.65   $ 0.35     21%
Net Production Data:
  Oil (MBbl)                                     967       886       81      9%
  Gas (MMcf)                                  10,406     9,494      912     10%
  Gas  equivalent (MMcfe)                     16,208    14,810    1,398      9%
  Daily Production (MMcfe)                       178       165       13      8%
Operations Data per Mcfe:
  Oil and gas sales  revenues (Hedged)         $2.89     $2.13    $0.76     36%
  Non-Hedge CPRM Cash Settlements              (0.43)     0.03    (0.46)(1,533%)
  Oil and gas operating  expenses              (0.65)    (0.65)       -       -
  General and  administrative                  (0.09)    (0.08)   (0.01)   (12%)
  Depreciation, depletion and amortization     (0.85)    (0.90)    0.05      6%
                                             -------    ------   -------  ------
  Pre-tax operating  profit (1)                $0.87     $0.53    $0.34     64%
                                               =====     =====    =====   ======
  Cash flow                                    $1.72     $1.43    $0.29     20%
                                               =====     =====    =====   ======

_____________________________
     (1) Excludes non-cash mark-to-market commodity price risk management activities, interest income and interest expense.

RESULTS OF  OPERATIONS

Three Months Ended March 31, 2000 Compared to March 31, 1999

Revenues

     During the first quarter of 2000, oil and gas sales revenues net of hedging activities increased from $31.6 million to $46.8 million when compared to the prior year comparable period due principally to substantially higher commodity prices realized in the first quarter of 2000. Average hedged price realizations, excluding non-hedge Commodity Price Risk Management activities ("CPRM"), for both oil and natural gas in the first quarter of 2000 compared to last year's first quarter were higher by 49% and 21%, respectively. Oil production volume during the first quarter of 2000 increased by 9% and natural gas production increased by 10% compared to the prior year comparable period. Natural gas production represented approximately 64% of total Company production on an Mcfe basis, unchanged compared to the first quarter of 1999.

     As a result of the substantial increase in both oil and natural gas prices during the first quarter of 2000, CPRM activities reduced reported revenues by $31.6 million including $9.4 million in cash settlements paid out by the Company ($2.5 million in hedge and $6.9 million in non-hedge) and $22.2 million in non-cash mark-to- market losses recorded as required by current accounting rules. In the prior year first quarter when commodity prices were substantially lower, the Company received $7.0 million in cash settlements ($6.3 million in hedge and $0.7 million in non-hedge) and reported a mark-to-market loss of $7.5 million.

Costs and Expenses

     Production and operating expenses increased to $10.5 million for the first quarter of 2000 when compared to the $9.7 million for the comparable period in 1999. The increase is primarily due to additional producing properties. Operating costs on an equivalent unit basis were to $0.65 per Mcfe in the first quarter of 2000, unchanged when compared to $0.65 per Mcfe in the first quarter of 1999.

     Depreciation, depletion and amortization ("DD&A"), for the quarter ended March 31, 2000 was $13.8 million, a $0.5 million increase when compared to the $13.3 million recorded in the prior year comparable period. The year over year increase is related to higher production. The DD&A rate per Mcfe is $0.85, a 6% decline when compared to the prior year first quarter.

     General and administrative expense ("G&A") increased 22% in the first quarter of 2000 to $1.5 million primarily due to personnel related cost increases when compared to the $1.3 million incurred in the first quarter of 1999. The rate per Mcfe for G&A costs increased from $0.08 to $0.09.

Income (Loss) Before Income Taxes

     The Company's reported loss before income tax benefits for the first quarter of 2000 was $14.0 million. This compares to a pre-tax loss of $4.9 million reported in the first quarter of 1999. The increased loss primarily reflects the impact of the cash and non-cash CPRM activities.

Income Taxes

     Income tax benefits were recorded for the 2000 first quarter in the amount of $4.9 million as a result of the reported pre-tax loss. The first quarter 1999 income tax benefit recorded was $1.7 million.

LIQUIDITY AND CAPITAL RESOURCES

General

     In September 1997, the Company entered into a five-year $150 million Credit Agreement dated September 23, 1997 (the "Credit Facility") with The Chase Manhattan Bank, N.A., as administrative agent (the "Agent") and other lending institutions (the "Banks"). The Credit Facility provides for an aggregate principal amount of revolving loans of up to the lesser of $150 million or the Borrowing Base (as defined) in effect from time to time, which includes a sub-facility from the Agent for letters of credit. The Borrowing Base at March 31, 2000 was $150 million with $92.0 million advanced to the Company at that date. The borrowing base is redetermined by the Agent and the Banks semi-annually based upon their usual and customary oil and gas lending criteria as such exist from time to time. In addition, the Company may request two additional redeterminations and the Banks may request one additional redetermination per year.

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

The Company entered into interest rate swap agreements converting two long-term debt fixed rate obligations to floating rate obligations as follows:


     Agreement    Transaction     Fixed    Floating        Floating Rate
       Amount         Date        Rate       Rate         Expiration Date
    ----------    -----------    --------  --------     -----------------

   $100 million       12/97       8.875%    8.875%       September 15, 2000 (a)
   $110 million       12/97       0.500%    10.120%      April 1, 2000 (a)
   $50 million        1/98        8.875%    8.875%       September 15, 2000 (a)


_______________________

     (a) Floating rate is redetermined at each six month period following the expiration through September 15, 2007 currently capped.

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

     Through  March  31,  2000,  the  Company  purchased  405,400  shares of its
Preferred Stock for a total cost of $6.2 million and 704,900 shares of its Common Stock at a total cost of $4.3 million. All such purchases were made pursuant to the Company's Board approved share re-acquisition program.

     In February 2000, the Company closed a $40.5 million acquisition of oil and gas properties expected to add approximately 2,400 BOE per day to the existing production base. The transaction was financed through additional borrowings under the Company's Revolving Credit Facility.

     In January 2000, the Company purchased $3 million face value of its 8-7/8% Bonds at a discount in the open market resulting in a modest gain.

     The Company's Board of Directors authorized the purchase from time to time, in the open market or in privately negotiated transactions, shares of its Common and 6-1/2% Convertible Preferred Stock, in an aggregate amount not to exceed $10 million. The $10 million authorization is in addition to the $10 million that was exhausted in December 1999.

Cash Flow

     Operating cash flow, a measure of performance for exploration and production companies, is generally derived by adjusting net income to eliminate the effects of the non-cash components included in the net income calculation such as depreciation, depletion and amortization expense, provision for deferred income taxes, ceiling test provisions, and the non-cash effects of investing and commodity price risk management activities. Operating cash flow before Balance Sheet items was approximately $22.0 million in the first quarter of 2000, a

38% increase over the prior year first quarter of $15.9 million. The Company had working capital deficit of $14.2 million as of March 31, 2000 compared to the $8.4 million deficit as of December 31, 1999. The deficit is created by the recording of non-cash mark-to-market losses related to derivatives activities and recorded under current obligations in the balance sheet as required by current accounting rules. Excluding the mark-to-market items, working capital would have been positive $9.7 million at March 31, 2000 before recognizing the unused $58 million available under the Company's Revolving Credit Facility.

Capital Expenditures

     Year 2000 capital expenditures are currently estimated at $126.0 million, including approximately $65.8 million in property acquisitions.

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

     With the primary objective of achieving more predictable revenues and cash flows, the Company has entered into commodity price risk management transactions of various kinds with respect to both oil and natural gas. While the use of certain of these price risk management arrangements limits the downside risk of adverse price movements, it may also limit future revenues from favorable price movements. The Company engages in transactions such as selling covered calls or straddles which are marked-to-market at the end of the relevant accounting period. Since the futures market historically has been highly volatile, these fluctuations may cause significant impact on the results of any given accounting period. The Company has entered into price risk management transactions with respect to a substantial portion of its estimated production for 2000 and lesser portions of its estimated production thereafter. The Company continues to evaluate whether to enter into additional price risk management transactions for future years. In addition, the Company may determine from time to time to unwind its then existing price risk management positions as part of its price risk management strategy.

     The Company expects to incur additional hedge and non-hedge related cash settlement costs throughout the remaining nine months of calendar year 2000 assuming commodity prices remain at current levels. This cash settlement amount is currently estimated at approximately $23.0 million using current forward price data available and applied to volumes of oil and gas expected to be produced during the nine month period ending December 31, 2000. This estimated amount can increase or decrease if commodity prices rise or decline from the current levels used in developing this estimate. As cash settlements are made on volumes produced, no additional losses are expected to be recorded, unless actual prices increase above estimated future prices used in the March 31, 2000 mark-to-market calculation. Subsequent to March 31, 2000, both oil and natural gas futures prices have increased and if such conditions persist, the Company will be required to record additional mark-to-market losses.

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company's market risk exposures relate primarily to commodity prices, interest rates and marketable equity securities. The Company enters into various transactions involving commodity price risk management activities involving a variety of derivatives instruments. In addition, the Company entered into interest rate swap agreements to reduce current interest burdens related to its fixed long-term debt. The derivatives instruments are generally put in place to limit the risk of adverse oil and natural gas price movements, however, such instruments can limit future gains resulting from upward favorable oil and natural gas price movements. Recognition of both realized and unrealized gains or losses are reported currently in the Company's financial statements as required by existing generally accepted accounting principles. The cash flow impact of all derivative related transactions is reflected as cash flows from operating activities.

     As of March 31, 2000, the Company had substantial derivative financial instruments outstanding and related to its market risk management program. See
Item 1, Note 2 and Item 2, "Management's Discussion And Analysis of Financial Condition And Results of Operations" for additional information related to the Company's market risk management activities during the first quarter of 2000. There has not been a material change in the Company's exposure to commodity price and interest rate risk since the date of the 1999 Form 10-K filing.

                           PART II - OTHER INFORMATION


ITEM 1 - LEGAL PROCEEDINGS - NONE
ITEM 2 - CHANGES IN SECURITIES - NONE
ITEM 3 - DEFAULTS UPON SENIOR SECURITIES - NONE
ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS - NONE
ITEM 5 - OTHER INFORMATION - NONE
ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

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


                                                         BELCO OIL & GAS CORP.,
                                                         a Nevada corporation
                                                             (REGISTRANT)




Date:  May 15, 2000                           /s/ LAURENCE D. BELFER
                                                 Laurence D. Belfer,
                                     Vice-Chairman and Chief Operating Officer



Date:  May 15, 2000                           /s/ DOMINICK J. GOLIO
                                                Dominick J. Golio,
                                     Senior Vice President - Finance
                                       and Chief Financial Officer
