Form 10-Q
period 2000-06-30
BELCO OIL & GAS CORP
filed 2000-08-14
CIK 889005

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 --------------

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

                                 --------------

                        Commission file number 001-14256

                                 --------------

                              BELCO OIL & GAS CORP.
             (Exact name of registrant as specified in its charter)


                                     Nevada
                          (State or other jurisdiction
                        of incorporation or organization)

                                   13-3869719
                                (I.R.S. employer
                               identification no.)

                          767 Fifth Avenue, 46th Floor
                               New York, New York
                    (Address of principal executive offices)

                                     10153
                                   (Zip code)

                                 (212) 644-2200
              (Registrant's telephone number, including area code)

                                 --------------

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _

     As of June 30, 2000, there were 31,416,700 shares of the Registrant's Common Stock, par value $.01 per share, outstanding.

================================================================================

FINANCIAL STATEMENTS
                              BELCO OIL & GAS CORP.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 (in thousands, except share and per share data)


                                               June 30, 2000      December 31,
                                                (Unaudited)           1999
                                               -------------      ------------
                      ASSETS

CURRENT ASSETS:
  Cash and cash equivalents (including
    restricted cash of $800,000 at
    December 31, 1999)........................    $ 3,131           $  2,105
  Accounts receivable.........................     31,704             24,870
  Income taxes receivable.....................         --              6,661
  Assets from commodity price risk management
    activities................................      5,140              2,879
  Commodity Price Risk Management related
    funds on deposit..........................      6,350                 --
  Other current assets........................      6,623              3,496
                                                   ------             ------
       Total current assets...................     52,948             40,011
                                                   ------             ------
PROPERTY AND EQUIPMENT:
  Oil and gas properties at cost based on
    full cost accounting--
    Proved oil and gas properties.............  1,117,514          1,008,261
    Unproved oil and gas properties...........     76,269             71,075
    Less--Accumulated depreciation, depletion
      and amortization........................   (646,885)          (619,446)
                                                 ---------          ---------
      Net oil and gas properties..............    546,898            459,890
                                                  -------            -------
    Building and other equipment..............      9,405              9,107
    Less--Accumulated depreciation............     (3,361)            (2,634)
                                                   -------            -------
        Net building and other equipment......      6,044              6,473
                                                    -----              -----
OTHER ASSETS..................................      4,728              4,599
                                                    -----              -----
        Total assets..........................   $610,618           $510,973
                                                 ========           ========

              LIABILITIES AND EQUITY

CURRENT LIABILITIES:
  Accounts payable............................   $ 20,258           $ 17,970
  Liabilities from commodity price risk
    management activities.....................     54,593             17,822
  Accrued interest............................      7,044              7,098
  Other accrued liabilities...................     11,111              5,510
                                                   ------             ------
       Total current liabilities..............     93,006             48,400
                                                   ------             ------
LONG-TERM DEBT................................    380,899            306,744

DEFERRED INCOME TAXES.........................     22,497             33,638

LIABILITIES FROM COMMODITY PRICE RISK
  MANAGEMENT ACTIVITIES.......................     24,156              8,219

STOCKHOLDERS' EQUITY:
  6-1/2% Convertible Preferred stock, $.01 par
    value; 10,000,000 shares authorized;
    3,794,600 and 3,985,300 shares issued and
    outstanding at June 30, 2000 and December
    31, 1999, respectively....................         38                 40
  Common stock ($.01 par value, 120,000,000
    shares authorized; 31,807,100 and
    31,797,300 shares issued at June 30, 2000
    and December 31, 1999, respectively)......        318                318
  Additional paid-in capital..................    295,049            297,225
  Retained earnings (deficit).................   (200,985)          (177,111)
  Treasury Stock, 390,400 and 704,900 shares
    at June 30, 2000 and December 31, 1999,
    respectively..............................     (2,391)            (4,317)
  Unearned compensation.......................     (1,216)            (1,430)
  Notes receivable for equity interest........       (753)              (753)
                                                     -----              -----
       Total stockholders' equity.............     90,060            113,972
                                                   ------            -------
       Total liabilities and stockholders'
         equity...............................   $610,618           $510,973
                                                 ========           ========

     The accompanying notes are an integral part of these condensed financial statements.

                              BELCO OIL & GAS CORP.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (Unaudited)

                                        Three Months Ended   Six Months Ended
                                             June 30,             June 30,
                                        ------------------   ----------------
                                          2000      1999      2000      1999
                                          ----      ----      ----      ----

REVENUES:

  Oil and gas sales, net of hedging
    activities..........................$54,950   $34,445    $101,746  $65,986
  Non-Hedge Commodity Price Risk
    Management Activities
      - cash settlements (a)............(10,012)      448     (16,899)     926
      - non-cash mark-to-market.........(27,413)  (15,521)    (49,591) (23,015)
  Interest and other....................    250       200         500      400
                                        -------   -------     -------  -------
      Net revenues...................... 17,775    19,572      35,756   44,297
                                        -------   -------     -------  -------
COSTS AND EXPENSES:

   Oil and gas operating expenses.......  8,272     7,951      15,201   15,479
   Production taxes.....................  3,916     1,929       7,522    4,102
   Depreciation, depletion and
     amortization....................... 14,389    13,680      28,166   27,012
   General and administrative...........  1,607     1,216       3,145    2,474
   Interest expenses....................  7,475     4,975      13,602   10,350
                                        -------   -------     -------  -------
      Total costs and expenses.......... 35,659    29,751      67,636   59,417
                                        -------   -------     -------  -------
INCOME (LOSS) BEFORE INCOME TAXES.......(17,884)  (10,179)    (31,880) (15,120)

PROVISION (BENEFIT) FOR INCOME TAXES.... (6,259)   (3,562)    (11,158)  (5,292)
                                        -------   -------     -------  -------
NET INCOME (LOSS).......................(11,625)   (6,617)    (20,722)  (9,828)

PREFERRED STOCK DIVIDENDS............... (1,541)   (1,726)     (3,152)  (3,479)
                                        -------   -------     -------  -------
NET INCOME (LOSS) APPLICABLE TO COMMON
  STOCK................................$(13,166)  $(8,343)   $(23,874)$(13,307)
                                       =========  ========   ======== =========
NET INCOME (LOSS) PER SHARE OF COMMON
  STOCK, Basic and diluted.............  $(0.42)   $(0.26)     $(0.77)  $(0.42)
                                         =======   =======     =======  =======

AVERAGE NUMBER OF COMMON SHARES USED IN
 COMPUTATION, Basic and diluted........  31,300    31,600      31,200   31,600
                                         ======    ======      ======   ======


--------------------
(a)   Includes cash premiums received.

     The accompanying notes are an integral part of these condensed financial statements.

                     BELCO OIL & GAS CORP. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (in thousands)
                                   (Unaudited)





                                  Preferred Stock     Common Stock    Additional
                                  ---------------   ----------------    Paid-In
                                  Shares   Amount   Shares    Amount    Capital
                                  ------   ------   ------    ------  ----------

BALANCE, December 31, 1999         3,985   $   40   31,797    $  318   $297,225

Coversion of Preferred Stock
  to Common Stock                   (170)      (2)      --        --     (1,926)
Exercise of Stock Options             --       --       --        --          3
Repurchase of Preferred Stock        (20)      --       --        --       (302)
Restricted Stock Issued               --       --       10        --         49
Restricted Stock Forfeited            --       --       --        --         --
Restricted Stock Amortized            --       --       --        --         --
Net Income (Loss)                     --       --       --        --         --
Preferred Dividend Paid               --       --       --        --         --
Treasury Stock Acquisitions           --       --       --        --         --
Payment Received                      --       --       --        --         --
                                   -----   ------   ------    ------   --------
BALANCE, June 30, 2000             3,795   $   38   31,807    $  318   $295,049
                                   =====   ======   ======    ======   ========


                                                                      Notes
                                                      Retained      Receivable
                                        Unearned      Earnings      for Equity
                                      Compensation    (Deficit)      Interest
                                      ------------    ---------     ----------

BALANCE, December 31, 1999               $(1,430)    $(177,111)      $  (753)

Conversion of Preferred Stock to
  Common Stock                                --            --            --
Exercise of Stock Options                     --            --            --
Repurchase of Preferred Stock                 --            --            --
Restricted Stock Issued                      (49)           --            --
Restricted Stock Forfeited                    --            --            --
Restricted Stock Amortized                   263            --            --
Net Income (Loss)                             --       (20,722)           --
Preferred Dividend Paid                       --        (3,152)           --
Treasury Stock Acquisitions                   --            --            --
Payment Received                              --            --            --
                                         --------    ---------       --------
BALANCE, June 30, 2000                   $(1,216)    $(200,985)      $  (753)
                                         ========    =========       ========

                                          Treasury
                                        Common Stock                    Compre-
                                     ------------------                 hensive
                                     Shares      Amount       Total     Income
                                     ------      ------       -----     ------
BALANCE, December 31, 1999             (705)    $(4,317)    $113,972    $   --

Conversion of Preferred Stock to
  Common Stock                          315       1,926           --        --
Exercise of Stock Options                --          --            3        --
Repurchase of Preferred Stock            --          --         (302)       --
Restricted Stock Issued                  --          --           --        --
Restricted Stock Forfeited               --          --           --        --
Restricted Stock Amortized               --          --          263        --
Net Income (Loss)                        --          --      (20,722)  (20,722)
Preferred Dividend Paid                  --          --       (3,152)       --
Treasury Stock Acquisitions              --          --           --        --
Payment Received                         --          --           --        --
                                       -----    --------     -------  --------
BALANCE, June 30, 2000                 (390)    $(2,391)     $90,060
                                       =====    ========     =======
Comprehensive Income                                                  $(20,722)
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

                              BELCO OIL & GAS CORP.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (Unaudited)


                                                             Six Months Ended
                                                                  June 30,
                                                             ----------------
                                                             2000        1999
                                                             ----        ----

CASH FLOWS FROM OPERATING ACTIVITIES:

   Net loss...............................................($20,722)    ($9,828)
   Adjustments to reconcile net income (loss) to net
     operating cash inflows--
     Depreciation, depletion and amortization.............  28,166      27,012
     Deferred tax benefit................................. (11,158)     (5,292)
     Commodity price risk management activities...........  15,081       5,583
     Other................................................     312          57

   Changes in operating assets and liabilities -
     Commodity price risk management......................  34,510      15,666
     Accounts receivable..................................    (233)      2,765
     Commodity price risk management funds on deposit.....  (6,350)         --
     Other current assets.................................  (2,934)         82
     Accounts payable and accrued liabilities.............   7,833      (4,008)
                                                            ------      ------
       Net operating cash inflows.........................  44,505      32,037

CASH FLOWS FROM INVESTING ACTIVITIES:
   Exploration and development expenditures............... (46,765)    (21,352)
   Purchases of oil and gas properties.................... (68,699)       (484)
   Proceeds from sale of oil and gas properties...........   1,017           2
   Other property additions...............................    (298)       (230)
   Changes in other assets................................      69         (87)
                                                          --------     --------
       Net investing cash outflows........................(114,676)    (22,151)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Repurchase of bonds....................................  (2,850)         --
   Repurchases of preferred stock.........................    (302)       (998)
   Long-term borrowings................................... 188,200       7,000
   Long-term debt repayments..............................(110,700)    (10,500)
   Preferred dividend paid................................  (3,152)     (3,479)
   Other..................................................       1          --
                                                            ------      -------
       Net financing cash inflows.........................  71,197      (7,977)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS..........   1,026       1,909

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD..........   2,105       2,435
                                                             -----       -----

CASH AND CASH EQUIVALENTS AT END OF PERIOD................  $3,131      $4,344
                                                            ======      ======


     The accompanying notes are an integral part of these condensed financial statements.

                              BELCO OIL & GAS CORP.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


     Note 1 - Accounting Policies: The financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and reflect all adjustments which are, in the opinion of management, necessary to present a fair statement of the results for the interim periods, on a basis consistent with the annual audited financial statements. All such adjustments are of a normal recurring nature. The results of operations for the interim period are not necessarily indicative of the results to be expected for an entire year. Certain information, accounting policies, and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the Company's Form 10-K for the calendar year 1999 which includes financial statements and notes thereto.

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

     Through June 30, 2000 the Company has reported unrealized CPRM non-cash gains or losses as a component of revenue which, in Management's opinion, can materially distort the physical flow of actual revenues received, due to the volatile nature of commodity prices. In the future, the Company will report unrealized CPRM non-cash gains or losses under costs and expenses. The impact of this change, had it been implemented as of June 30, 2000, would have resulted in restated revenues and expenses as set forth below ($'s in 000's except per share amounts):


                                  Three Months Ended       Three Months Ended
                                 June 30, As Reported   June 30, As Reclassified
                                 --------------------   ------------------------
                                   2000       1999          2000       1999
                                   ----       ----          ----       ----

Net revenues                     $17,775     $19,572      $45,188    $35,093
                                ========     =======      =======    =======
Total costs and expenses         $35,659     $29,751      $63,072    $45,272
                                ========     =======      =======    =======
Net income (loss) applicable to
  common stock                  ($13,166)    ($8,343)    ($13,166)   ($8,343)
                                ========     =======      =======    =======
Net income (loss) per share of
  common stock                    ($0.42)     ($0.26)      ($0.42)    ($0.26)
                                ========     =======      =======    =======


                                   Six Months Ended         Six Months Ended
                                 June 30, As Reported   June 30, As Reclassified
                                 --------------------   ------------------------
                                   2000        1999       2000       1999
                                   ----        ----       ----       ----
Net revenues                     $35,756     $44,297    $85,347    $67,372
                                ========     =======    =======    =======
Total costs and expenses         $67,636     $59,417    $117,227   $82,432
                                ========     =======    =======    =======
Net income (loss) applicable to
  common stock                  ($23,874)   ($13,307)   ($23,874) ($13,307)
                                ========     =======     =======   =======
Net income (loss) per share of
  common stock                    ($0.77)     ($0.42)     ($0.77)   ($0.42)
                                ========     =======     =======    =======

     For the three months ended June 30, 2000, the Company recorded as required by existing accounting rules non-hedge commodity price risk management losses of $37.4 million consisting of $10.0 million in cash settlements and $27.4 million in unrealized non-cash mark-to-market losses. This compares to a $15.1 million net loss consisting of $0.4 million in cash settlements received by the Company and $15.5 million in unrealized non-cash mark-to- market losses reported for the 1999 comparable period. For the first six months of 2000, the Company recorded non-hedge commodity price risk management losses of $66.5 million consisting of $16.9 million in cash settlements and $49.6 million in unrealized non-cash mark-to-market losses due to substantial increases in commodity prices through June 30, 2000. For the first six months of 1999, the Company recorded non-hedge commodity price risk management losses of $22.1 million consisting of $0.9 million in cash settlements received and $23.0 million in unrealized non-cash mark-to-market losses. Letters of credit in the amount of $25 million in favor of counterparties were outstanding at June 30, 2000 and related to unrealized non-cash mark-to-market losses at that date.

Note 3 - Capital Stock:

     In May 2000, the Company converted 170,000 shares of its 6-1/2% Convertible Preferred Stock and issued 314,500 shares of Common Stock.

Net Income (Loss) Per Common Share

     A reconciliation of the components of basic and diluted net income (loss) per common share for the three and six months ended June 30, 2000 and 1999 is presented in the table below (in thousands, except per share amounts):


                                    Three Months Ended      Six Months Ended
                                          June 30,              June 30,
                                    ------------------      ----------------
                                      2000      1999         2000      1999
                                      ----      ----         ----      ----

Basic net income (loss) per share:
  Net loss                         ($11,625)  ($6,617)     ($20,722)  ($9,828)
  Less:  Preferred Stock dividends   (1,541)   (1,726)       (3,152)   (3,479)
                                    --------   -------      --------  --------
Loss attributable to common
  shareholders                     ($13,166)  ($8,343)     ($23,874) ($13,307)
                                    ========   =======     ========= =========
Weighted average shares of common
  stock outstanding                  31,300    31,600        31,200    31,600
                                     ------    ------        -------   -------
Basic net income (loss) per share    ($0.42)   ($0.26)       ($0.77)   ($0.42)
                                     =======   =======       =======   =======
Diluted net income (loss) per share:
  Weighted average shares of common
    stock outstanding                31,300    31,600        31,200    31,600
Effect of dilutive securities:
  Preferred stock, warrants and
    stock options (1)                    --        --            --        --
                                     ------    ------        ------    ------
Average shares of common stock
  outstanding including
  dilutive securities                31,300    31,600        31,200    31,600
                                     ======    ======        ======    ======
Diluted net loss per share           ($0.42)   ($0.26)       ($0.77)   ($0.42)
                                     ======    =======       =======   =======


-------------

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

     The Company's operations are currently focused in the Rocky Mountains, primarily in the Green River (which includes the Moxa Arch Trend), Wind River and Big Horn Basins of Wyoming, the Permian Basin in west Texas, the Mid-Continent region in Oklahoma and north Texas, and the Gulf Coast, primarily in Texas. These areas accounted for approximately 99% of the Company's proved reserves at December 31, 1999. The Company's reserve base was 641 Bcfe at December 31, 1999 with a reserve life index of 10.6 years, based on 1999 production. During the first six months of 2000, the Company acquired approximately 85 Bcfe of proved reserves for $68.7 million.

     The Company's revenue, profitability and future rate of growth are substantially dependent upon prevailing prices for natural gas, oil and condensate. Commodity prices are subject to numerous factors beyond the Company's control, such as economic, political and regulatory developments and competition from other sources of energy. Energy markets have historically been very volatile, and there can be no assurance that oil and natural gas prices will not be subject to wide fluctuations in the future. A substantial or extended decline in oil and natural gas prices could have a material adverse effect on the Company's financial position, results of operations and access to capital, as well as the quantities of natural gas and oil reserves that the Company may economically produce. Natural gas produced is sold under contracts that primarily reflect spot market conditions for their particular area. The Company markets its oil with other working interest owners on spot price contracts and typically receives a small premium to the price posted for such oil. Currently, approximately 63% of the Company's production volumes relate to the sale of natural gas (based on six Mcf of gas being considered equivalent to one barrel of oil).

     The Company utilizes commodity swaps and options and other commodity price risk management ("CPRM") transactions related to a portion of its oil and natural gas production to achieve a more predictable cash flow, and to reduce its exposure to price fluctuations. The Company accounts for these transactions in compliance with current generally accepted accounting principles as hedging activities or uses mark-to-market accounting for those contracts that do not qualify for hedge accounting. As of June 30, 2000, the Company has various natural gas and oil price risk management contracts in place with respect to substantial portions of its estimated remaining production for calendar year 2000 and with respect to lesser portions of its estimated production for 2001 and 2002. The Company expects to reduce the current amount of price risk management contracts that it has in place over the next 12 to 24 months in an effort to limit its future exposure to the mark- to-market accounting rules requiring the immediate recognition of non-cash unrealized gains and losses that cause large unpredictable swings in reported results of operations and related earnings per share.

     The following table sets forth certain operations data of the Company for the periods presented:


                                     Three Months Ended      Six Months Ended
                                          June 30,               June 30,
                                     ------------------      ----------------
                                       2000      1999         2000      1999
                                       ----      ----         ----      ----
Oil and Gas Sales, Net of Hedging
  Activities ($'s in 000's)         $54,950    $34,445      $101,746  $65,986
Weighted Average Sales Prices:
  Oil (per Bbl)
    - Unhedged                       $27.57     $16.01        $27.71   $13.68
    - Hedge settlements               (0.52)      3.27         (0.76)    4.91
                                     -------    ------        -------  ------
      Net realized                   $27.05     $19.28        $26.95   $18.59
  Gas (per Mcf)
    - Unhedged                        $3.13      $1.79         $2.64  $  1.68
    - Hedge settlements               (0.63)     (0.03)        (0.39)    0.03
                                      -----      -----         -----   ------
      Net realized                    $2.50      $1.76         $2.25   $ 1.71
Net Production Data:
  Oil (MBbl)                          1,047        881         2,014    1,767
  Gas (MMcf)                         10,645      9,914        21,051   19,408
  Gas equivalent (MMcfe)             16,927     15,200        33,136   30,013
  Daily production (Mmcfe)              186        167           182      166
Operations Data per Mcfe:
  Oil and gas sales revenues
    (Unhedged)                        $3.67      $2.09         $3.36    $1.89
Hedged and non-hedge cash
  settlements                         (1.02)     $0.20        $(0.80)   $0.34
Oil and gas operating expenses        (0.49)     (0.52)        (0.46)   (0.51)
Production taxes                      (0.23)     (0.13)        (0.23)   (0.14)
General and administrative            (0.09)     (0.08)        (0.09)   (0.08)
Depreciation, depletion and
  amortization                        (0.85)     (0.90)        (0.85)   (0.90)
                                      ------     -----         ------   ------
Pre-tax operating profit (1)          $0.99      $0.66         $0.93    $0.60
                                      =====      =====         =====    =====
Operating Cash flow (1)               $1.84      $1.56         $1.78    $1.50
                                      =====      =====         =====    =====

-----------------------------
(1) Excludes non-cash mark-to-market commodity price risk management activities, interest income and interest expense.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2000 Compared to June 30, 1999

Revenues

     During the second quarter of 2000, oil and gas sales revenues ne of hedging activities increased 60% from $34.4 million to $55.0 million when compared to the prior year comparable period due principally to substantially higher commodity prices realized in the second quarter of 2000. Average hedged price realizations, excluding non-hedge Commodity Price Risk Management activities ("CPRM"), for both oil and natural gas in the second quarter of 2000 compared to last year's second quarter were higher by 40% and 42%, respectively. Oil production volume during the second quarter of 2000 increased by 19% and natural gas production increased by 7% compared to the prior year comparable period. Natural gas production represented approximately 63% of total Company production on an Mcfe basis, compared to the 65% produced in the second quarter of 1999.

     As a result of escalating commodity prices during the second quarter of 2000, CPRM activities, including hedged and non-hedged transactions, reduced reported revenues by $44.7 million, including $17.3 million in cash settlements paid out by the Company ($7.3 million in hedge and $10.0 million in non-hedge) and $27.4 million in non-cash mark-to-market losses recorded as required by current accounting rules. In the prior year second quarter when commodity prices were substantially lower, the Company received $3.1 million in cash settlements ($2.7 million in hedge and $0.4 million in non-hedge) and reported a non-cash mark-to-market loss of $15.5 million.

Costs and Expenses

     Production and operating expenses ("lifting costs") increased to $8.3 million for the second quarter of 2000 when compared to the $8.0 million for the comparable period in 1999. The increase is primarily due to newly acquired producing properties. Lifting costs on an equivalent unit basis were $0.49 per Mcfe in the second quarter of 2000, compared to $0.52 per Mcfe in the second quarter of 1999. Production taxes increased to $3.9 million from $1.9 million or to $0.23 from $0.13 per Mcfe due to higher commodity prices.

     Depreciation, depletion and amortization ("DD&A"), for the quarter ended June 30, 2000 was $14.4 million, a $0.7 million increase when compared to the $13.7 million recorded in the prior year comparable period. This increase is related to higher production. The DD&A rate per Mcfe is $0.85, a 6% decline when compared to the prior year second quarter.

     General and administrative expense ("G&A") increased 33% in the second quarter of 2000 to $1.6 million primarily due to lesser amounts of personnel costs capitalized to the full-cost pool when compared to the $1.2 million incurred in the second quarter of 1999. The second quarter rate per Mcfe for G&A costs increased from $0.08 in 1999 to $0.09 in 2000.

Income (Loss) Before Income Taxes

     The Company's reported loss before income tax benefits for the second quarter of 2000 was $17.9 million. This compares to a pre-tax loss of $10.2 million reported in the second quarter of 1999. The increased loss primarily reflects the impact of the cash and non-cash CPRM activities.

Income Taxes

     Income tax benefits were recorded for the 2000 second quarter in the amount of $6.3 million as a result of the reported pre-tax loss. The second quarter 1999 income tax benefit recorded was $3.6 million.

Six Months Ended June 30, 2000 Compared to June 30, 1999

Revenues

     For the first six months of 2000, oil and gas sales revenues net of hedging activities increased $35.8 million, or 54% to $101.7 million when compared to the prior year comparable period primarily the result of both higher production and higher commodity prices. Natural gas production increased 8% over the prior year first half. Average Mcfe price realizations net of hedging activities increased by 40% in the first half of 2000 compared to last year's first six months. Natural gas production represented approximately 64% of total Company production on an Mcfe basis compared to the 65% reported for the first six months of 1999. Oil production increased by 14% over the prior year comparable period due to new property additions during the first half of the year.

     CPRM activities, including hedged and non-hedged transactions, during the first half of 2000 resulted in reported revenue reductions of $76.2 million compared to reductions of $12.9 million reported in the prior year comparable period. The first half 2000 reductions consisted of $26.6 million in actual cash settlements paid and $49.6 million in non-cash mark-to-market unrealized future losses related to CPRM activities. In the prior year comparable period, $10.1 million in cash settlements were received while the non-cash mark-to-market unrealized loss component was $23.0 million.

Costs and Expenses

     Production and operating expenses ("lifting costs") during the first half of 2000 declined 2% to $15.2 million compared to $15.5 million reported in the prior year comparable period. The decline is related to the addition of new high production volume properties with lifting costs well below the Company's average per Mcfe. On an equivalent unit basis, lifting costs were $0.46 per Mcfe for the first six months of 2000 compared to $0.51 per Mcfe in the first six months of 1999. Production taxes were $0.23 and $0.14 per Mcfe for the first six months of 2000 and 1999, respectively with the increase related to higher commodity prices.

     DD&A for the six months ended June 30, 2000 increased $1.2 million to $28.2 million when compared to the $27.0 million recorded in the prior year comparable period due to higher production volumes. The first half DD&A rate per Mcfe is $0.85, a 6% decline when compared to the prior year comparable period when $0.90 per Mcfe was recorded.

     G&A costs increased by 27% in the first six months of 2000 to $3.1 million when compared to the $2.5 million incurred in the first six months of 1999. The rate per Mcfe for such costs increased from $0.08 to $0.09.

     Interest expense is incurred on $147 million of 8-7/8% Senior Subordinated Notes due 2007 issued in September 1997, $109 million of 10-1/2% Senior Subordinated Notes due 2006, and bank debt incurred to fund various Company activities. Interest expense for the six months ended June 30, 2000 increased by $3.3 million, a 31% increase over the prior year comparable period due to higher interest rates charged and additional borrowings outstanding under the Company's Revolving Credit Agreement.

Income (Loss) Before Income Taxes

     The Company's reported loss before income tax benefits for the first six months of 2000 was $31.9 million. This compares to a pre-tax loss of $15.1 million reported for the first six months of 1999. The 2000 and 1999 first half reported losses are the result of recognizing the required non-cash mark-to-market unrealized CPRM losses as required by current accounting rules. Excluding the effect of the non-cash mark-to-market unrealized CPRM losses income before income taxes was $17.7 million and $7.9 million for the first half of 2000 and 1999, respectively.

Income Taxes

     Income tax benefits were recorded for the first six months of 2000 in the amount of $11.2 million as a result of the reported pre-tax loss. The benefit for income taxes for the comparable six month period of 1999 was $5.3 million.

LIQUIDITY AND CAPITAL RESOURCES

General

     In September 1997, the Company entered into a five-year $150 million Credit Agreement dated September 23, 1997 (the "Credit Facility") with The Chase Manhattan Bank, N.A., as administrative agent (the "Agent") and other lending institutions (the "Banks"). In June 2000, the Credit Facility was amended and restated (the "Amended Credit Facility") and now provides for an aggregate principal amount of revolving loans of up to the lesser of $250 million or the Borrowing Base (as defined) in effect from time to time, includes a sub-facility for letters of credit and expires in January 2004. The Borrowing Base at June 30, 2000 was $200 million with $119.5 million advanced to the Company at that date. The Borrowing Base is redetermined by the Agent and the Banks semi-annually based upon their usual and customary oil and gas lending criteria as such exist from time to time. In addition, the Company may request two additional redeterminations and the Banks may request one additional redetermination per year. Indebtedness of the Company under the Amended Credit Facility is secured by a pledge of the capital stock of each of the Company's material subsidiaries.

     Indebtedness under the Amended Credit Facility bears interest at a floating rate based (at the Company's option) upon (i) the ABR with respect to ABR Loans or (ii) the Eurodollar Rate (as defined) for one, two, three or six months (or nine or twelve months if available to the Banks) Eurodollar Loans (as defined), plus the Applicable Margin. The ABR is the greater of (i) the Prime Rate (as defined), (ii) the Base CD Rate (as defined) plus 1% or (iii) the Federal Funds Effective Rate (as defined) plus 0.50%. The Applicable Margin for Eurodollar Loans varies from 1.125% to 1.625% depending on the Borrowing Base usage.
Borrowing Base usage is determined by a ratio of (i) outstanding Loans (as defined) and letters of credit to (ii) the then effective Borrowing Base. Interest on ABR Loans is payable quarterly in arrears and interest on Eurodollar Loans is payable on the last day of the interest period therefore and, if longer than three months, at three month intervals.

     The Company is required to pay to the Banks a commitment fee based on the committed undrawn amount of the lesser of the aggregate commitments or the then effective Borrowing Base during a quarterly period equal to a percent that varies from 0.25% to 0.50% depending on the Borrowing Base usage.

     The Company entered into interest rate swap agreements convertin two long-term debt fixed rate obligations to floating rate obligations as follows:


               Agreement  Transaction    Fixed      Floating Floating Rate
  Amount         Date        Rate        Rate          Expiration Date
  ------       ---------  -----------    -----      ----------------------

$100 million     12/97       8.875%      8.875%      September 15, 2000 (a)
$85 million      12/97      10.500%      11.25%      October 1, 2000 (a)
$50 million      1/98        8.875%      8.875%      September 15, 2000 (a)

-----------------------
(a)  Floating  rate is  redetermined  at each six  month  period  following  the expiration through September 15, 2007 currently capped.

     The agreements obligate the Company to actually pay the indicate floating rate rather than the original fixed rate. The floating rates are capped at 8-7/8% through September 15, 2001 and at 10% from March 15, 2002 through
September 15, 2007 on the 8-7/8% Notes and capped at 10-1/2%  through October 1,
1999 and 11.625% from April 1, 2000 through April 1, 2003 on the 10-1/2% Notes.

     The Company's Board of Directors authorized the purchase from time to time, in the open market or in privately negotiated transactions, shares of its Common and 6-1/2% Convertible Preferred Stock, in an aggregate amount not to exceed $10 million. The current $10 million authorization is in addition to the $10 million that was exhausted in December 1999. Through June 30, 2000, the Company purchased 20,700 shares of its Preferred Stock for a total cost of $0.3 million pursuant to the existing authorization.

     In May 2000, the Company converted 170,000 shares of its 6-1/2% Convertible
Preferred Stock and issued 314,500 shares of Belco Oil & Gas Corp. Common Stock.
The liquidation preference of the Preferred Stock converted and retired is $4.25 million.

     In April 2000, the Company closed a $24.4 million acquisition of oil and gas properties adding approximately 51 Bcfe of proved reserves to the Company's reserve base. The transaction was financed through additional borrowings under the Credit Facility.

     In February 2000, the Company closed a $40.5 million acquisition of oil and gas properties expected to add approximately 2,400 BOE per day to the existing production base. The transaction was financed through additional borrowings under the Credit Facility.

     In January 2000, the Company  purchased $3 million face value of its 8-7/8%
Senior Subordinated Notes due 2007 at a discount in the open market resulting in a modest gain.

Cash Flow

     Operating  cash  flow,  a  measure  of  performance   for  exploration  and
production companies,  is generally derived by adjusting net income to eliminate the effects of the non-cash  components  included in the net income  calculation such as depreciation, depletion and amortization expense, provision for deferred income taxes, ceiling test provisions, and the non-cash effects of investing and
CPRM   activities.   Operating   cash  flow  before   Balance  Sheet  items  was
approximately  $23.9 million in the second  quarter of 2000, a 26% increase over the prior year second quarter of $19.0 million.  The Company had working capital deficit  of $40.1  million as of June 30,  2000  compared  to the $14.2  million deficit  as of March 31,  2000.  The  deficit is  created  by the  recording  of non-cash  mark-to-market  losses related to derivatives  activities and recorded under current obligations in the balance sheet as required by current accounting rules. Excluding the mark-to-market items, working capital





would have been positive $9.4 million at June 30, 2000 before recognizing the unused $55.5 million available under the Company's Revolving Credit Facility.

Capital Expenditures

     Year 2000 capital expenditures are currently estimated at $130.0 million, including approximately $68.7 million in property acquisitions made through June
30, 2000.

     The Company intends to fund its future capital expenditures, commitments and working capital requirements through cash flows from operations, borrowings under the Amended Credit Facility or other potential financings. If there are changes in oil and natural gas prices, however, that correspondingly affect cash flows and the Borrowing Base under the Amended Credit Facility, the Company has the discretion and ability to adjust its capital budget. The Company believes that it will have sufficient capital resources and liquidity to fund its capital expenditures and meet all of its financial obligations as they come due.

Commodity Price Risk Management Transactions

     Certain  of the  Company's  commodity  price risk  management  arrangements
require  the  Company  to  deliver  cash  collateral  or  other   assurances  of
performance  to the  counterparties  in the  event  that the  Company's  payment obligations with respect to its CPRM transactions exceed certain levels.

     With the primary objective of achieving more predictable  revenues and cash flows,  the Company has entered  into CPRM  transactions  of various  kinds with respect to both oil and  natural  gas.  While the use of certain of these  price
risk  management   arrangements  limits  the  downside  risk  of  adverse  price movements, it may also limit future revenues from favorable price movements. The
Company engages in transactions such as selling covered calls or straddles which are  marked-to-market  at the end of the relevant  accounting period.  Since the futures market  historically  has been highly volatile,  these  fluctuations may cause  significant  impact  on the  reported  financial  results  of  any  given
accounting   period.   The  Company  has  entered  into  price  risk  management
transactions with respect to a substantial  portion of its estimated  production for 2000 and lesser portions of its estimated production thereafter. The Company continues to evaluate  whether to enter into  additional  price risk  management transactions for future years. In addition,  the Company may determine from time to time to unwind its then existing price risk  management  positions as part of its price risk management strategy.

     The Company expects to incur additional hedge and non-hedge related cash settlement costs throughout the second half of calendar year 2000 assuming commodity prices remain at current levels. This cash settlement amount is currently estimated at approximately $42 million utilizing the June 30, 2000 forward price curve applied to volumes of oil and gas expected to be produced during the six month period ending December 31, 2000. This estimated amount can increase or decrease if commodity prices rise or decline from the current levels used in developing this estimate. As cash settlements are made on volumes produced, no additional losses are expected to be recorded, unless actual prices increase above estimated future prices used in the June 30, 2000 mark-to-market calculation. Subsequent to June 30, 2000, both oil and natural gas futures prices have declined slightly and if such conditions persist, the Company may be required to record mark-to-market unrealized gains representing a reversal of previously reported mark-to-market unrealized losses.



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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company's market risk exposures relate primarily to commodity prices, interest rates and marketable equity securities. The Company enters into various transactions involving commodity price risk management activities involving a variety of derivatives instruments. In addition, the Company entered into interest rate swap agreements to reduce current interest burdens related to its fixed long- term debt. The derivatives instruments are generally put in place to limit the risk of adverse oil and natural gas price movements, however, such instruments can limit future gains resulting from upward favorable oil and natural gas price movements. Recognition of both realized and unrealized gains or losses are reported currently in the Company's financial statements as required by existing generally accepted accounting principles. The cash flow impact of all derivative related transactions is reflected as cash flows from operating activities.

     As of June 30, 2000, the Company had substantial derivative financial instruments outstanding and related to its market risk management program. See
Item 1, Note 2 and Item 2,  "Management's  Discussion  And Analysis of Financial
Condition And Results of Operations" for additional information related to the Company's market risk management activities during the first six months of 2000.
There has not been a material change in the Company's exposure to commodity price and interest rate risk since the date of the 1999 Form 10-K filing.





                           PART II - OTHER INFORMATION

ITEM 1 - LEGAL  PROCEEDINGS - NONE

ITEM 2 - CHANGES IN SECURITIES - NONE

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES - NONE

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

     Shareholders  present or  represented by proxy at the Annual Meeting on May
16, 2000 elected the following directors:  Graham T. Allison,  Daniel C. Arnold,
Laurence D. Belfer,  Robert A. Belfer,  Alan D. Berlin,  Grant W.  Henderson and
Jack Saltz.  Of the 26,950,545  shares  represented  at the meeting,  26,027,180
(96.6%)  were  voted for Dr.  Allison,  26,027,180  (96.6%)  were  voted for Mr.
Arnold, 26,024,680 (96.6%) were voted for Mr. L. Belfer, 25,302,268 (93.9%) were voted  for Mr.  R.  Belfer,  26,027,180  (96.6%)  were  voted  for  Mr.  Berlin,
26,025,080  (96.6%) were voted for Mr.  Henderson  and  26,027,280  (96.6%) were voted for Mr. Saltz.

     Two proposals by the Board of Directors were approved by shareholders at the Annual Meeting, with the following vote tabulation:

Approval of the Amendment to the Company's 1996 Stock Incentive Plan
--------------------------------------------------------------------

    Shares For         Shares Withheld/Against        Shares Excepted/Abstained
    ----------         -----------------------        -------------------------
25,808,143 / 95.8%        1,126,632 / 4.2%                  15,770 / 0.1%

Approval of Auditors
--------------------

    Shares For        Shares Withheld/Against         Shares Excepted/Abstained
    ----------        -----------------------         -------------------------
26,859,758 / 99.7%          46,800 / 0.2%                   43,987 / 0.2%

ITEM 5 - OTHER INFORMATION - NONE

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

  (a)   Exhibits.

Exhibit No.
-----------

     10.1* Amended and Restated Credit Agreement dated as of June 30, 2000 by and among Belco Oil & Gas Corp. (the "Borrower"), and The Chase Manhattan Bank, as administrative agent, and certain financial institutions named therein as lenders the "Lenders").

     10.2* First Amendment to Belco Oil & Gas Corp. 1996 Stock Incentive Plan.

     27* Financial Data Schedule

-------------------

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

                                                   BELCO OIL & GAS CORP.,
                                                   a Nevada corporation
                                                  (REGISTRANT)

Date: 8/14/00                                   /s/ LAURENCE D. BELFER
                                        ----------------------------------------
                                        Laurence D. Belfer, Vice-Chairman

Date: 8/14/00                                   /s/ DOMINICK J. GOLIO
                                        ----------------------------------------
                                        Dominick J. Golio, Senior Vice President
                                           -Finance and Chief Financial Officer
