Form 10-Q
period 2000-09-30
BELCO OIL & GAS CORP
filed 2000-11-15
CIK 889005

--------------------------------------------------------------------------------
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 --------------
                                    FORM 10-Q
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

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

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _

         As of September 30, 2000, there were 31,491,665 shares of the Registrant's Common Stock, par value $.01 per share, outstanding.
--------------------------------------------------------------------------------

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                              BELCO OIL & GAS CORP.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 (in thousands, except share and per share data)


                                       September 30, 2000      December 31, 1999
                                           (Unaudited)
                                       ------------------      -----------------

                   ASSETS
                   ------
CURRENT ASSETS:
  Cash and cash equivalents (including
    restricted cash of $800,000 at
    December 31, 1999).................     $ 1,276               $  2,105
  Accounts receivable..................      34,720                 24,870
  Income taxes receivable..............          --                  6,661
  Assets from commodity price risk
    management activities..............       8,893                  2,879
  Commodity Price Risk Management related
    funds on deposit...................       1,000                     --
  Other current assets.................       6,247                  3,496
                                            -------                 ------
           Total current assets .......      52,136                 40,011
                                             ------                 ------
PROPERTY AND EQUIPMENT:
  Oil and gas properties at cost based on
    full cost accounting--
       Proved oil and gas properties...   1,136,430              1,008,261
       Unproved oil and gas properties.      78,937                 71,075
       Less-- Accumulated depreciation,
         depletion and amortization....    (660,031)              (619,446)
                                          ---------              ---------
           Net oil and gas properties..     555,336                459,890
                                           --------              ---------
       Building and other equipment....       9,054                  9,107
       Less-- Accumulated depreciation.      (3,563)                (2,634)
                                           --------              ----------
           Net building and other
             equipment.................       5,491                  6,473
                                           --------              ---------
OTHER ASSETS...........................       5,651                  4,599
                                           --------              ---------
           Total assets................    $618,614               $510,973
                                           ========               ========
                 LIABILITIES AND EQUITY
CURRENT LIABILITIES:
         Accounts payable..............    $ 23,235               $ 17,970
         Liabilities from commodity price
           risk management activities..      72,831                 17,822
         Accrued interest..............       7,481                  7,098
         Other accrued liabilities.....      11,246                  5,510
                                             ------                -------
           Total current liabilities...     114,793                 48,400
                                            -------                 ------
LONG-TERM DEBT.........................     374,819                306,744
DEFERRED INCOME TAXES..................      17,870                 33,638
LIABILITIES FROM COMMODITY PRICE RISK
  MANAGEMENT ACTIVITIES................      31,064                  8,219
STOCKHOLDERS' EQUITY:
    6-1/2% Convertible  Preferred stock,
      $.01 par value;  10,000,000 shares
      authorized; 3,750,700 and 3,985,300
      shares issued and outstanding at
      September 30, 2000 and December 31,
      1999, respectively................         38                     40
   Common stock ($.01 par value,
      120,000,000 shares authorized;
      31,805,240 and 31,797,300 shares
      issued at September 30, 2000 and
      December 31, 1999, respectively)..        318                    318
  Additional paid-in capital............    294,555                297,225
  Retained earnings (deficit)...........   (211,116)              (177,111)
  Treasury Stock, 313,575 and 704,900
    shares at September 30, 2000 and
    December 31, 1999, respectively.....     (1,921)                (4,317)
  Unearned compensation.................     (1,053)                (1,430)
  Notes receivable for equity interest..       (753)                  (753)
                                          ---------             -----------
           Total stockholders' equity...     80,068                113,972
                                          ---------              ---------
           Total liabilities and stock-
             holders' equity............   $618,614               $510,973
                                           ========               ========

     The accompanying notes are an integral part of these condensed financial statements.

                              BELCO OIL & GAS CORP.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                      (in thousands, except per share data)
                                   (Unaudited)



                                    Three Months Ended       Nine Months Ended
                                       September 30,           September 30,
                                    ------------------       -----------------
                                    2000          1999       2000         1999
REVENUES:
   Oil and gas sales, net of
     cash hedging activities      $50,999        $38,228   $148,841    $104,215
   Non-Hedge Commodity Price
     Risk Management Activities
       - cash settlements (a)      (9,743)        (1,047)   (22,738)       (121)
   Interest and other                 214            275        714         675
                                    ------       --------  ---------   ---------
      Net revenues                 41,470         37,456    126,817     104,769
                                   ------         ------    -------     -------
COSTS AND EXPENSES:
   Oil and gas operating expenses  10,226          6,683     25,427      22,162
   Production taxes                 3,402          2,884     10,924       6,986
   Depreciation, depletion and
     amortization                  13,500         13,247     41,666      40,259
   General and administrative       1,506          1,178      4,651       3,651
   Interest expenses                5,030          5,838     18,632      16,188
   Non-cash change in fair value
     of derivatives                21,023         22,210     70,614      45,225
                                   ------         ------     ------       ------
      Total costs and expenses     54,687         52,040    171,914     134,471
                                   ------         ------    -------     -------
INCOME (LOSS) BEFORE INCOME TAXES (13,217)       (14,584)   (45,097)    (29,702)
PROVISION (BENEFIT) FOR INCOME
   TAXES                           (4,626)        (5,104)   (15,784)    (10,396)
                                   -------        -------   --------    --------
NET INCOME (LOSS)                  (8,591)        (9,480)   (29,313)    (19,306)
PREFERRED STOCK DIVIDENDS          (1,540)        (1,727)    (4,692)     (5,205)
                                   -------      ---------  ---------  ----------
NET INCOME (LOSS) APPLICABLE TO
  COMMON STOCK                    $(10,131)      $(11,207)  (34,005)   $(24,511)
                                  =========      =========  ========   =========
NET INCOME (LOSS) PER SHARE OF
  COMMON STOCK,
  Basic and fully diluted           $(0.32)        $(0.35)   $(1.09)     $(0.78)
                                    =======        =======   =======     =======
AVERAGE NUMBER OF COMMON SHARES
  USED IN COMPUTATION,
  Basic and fully diluted           31,427         31,600    31,259      31,600
                                    ======         ======    ======      ======

-----------------------------
(a)   Includes cash premiums received.


     The accompanying notes are an integral part of these condensed financial statements.

                     BELCO OIL & GAS CORP. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (in thousands)
                                   (Unaudited)



                             Preferred Stock      Common Stock      Additional
                             ----------------   ----------------     Paid-In
                             Shares    Amount   Shares    Amount     Capital
                             ------    ------   ------    ------    ----------

BALANCE, December 31, 1999.... 3,985  $    40   31,797   $   318     $297,225

Exchanges of Preferred Stock to
  Common Stock................  (215)      (2)      --        --      (2,394)
Exercise of Stock Options.....    --       --        1        --           9
Repurchase of Preferred Stock.   (21)      --       --        --        (303)
Restricted Stock Issued.......    --       --       10        --          49
Restricted Stock Forfeited....    --       --       (3)       --         (31)
Restricted Stock Amortized....    --       --       --        --          --
Net Income (Loss).............    --       --       --        --          --
Preferred Dividend Paid.......    --       --       --        --          --
Treasury Stock Acquisitions...    --       --       --        --          --
Payment Received..............    --       --       --        --          --
                              ------- -------   -------    ------   --------

BALANCE, September 30, 2000    3,751  $    38   31,805   $   318    $294,555
                               =====  =======   ======   =======    ========



                                                                    Notes
                                                    Retained      Receivable
                                   Unearned         Earnings      for Equity
                                 Compensation       (Deficit)      Interest
                                 ------------       ---------     ----------
BALANCE, December 31, 1999....      $(1,430)       $(177,111)   $    (753)

Exchanges of Preferred Stock t
  Common Stock................)          --               --           --
Exercise of Stock Options.....           --               --           --
Repurchase of Preferred Stock.)          --               --           --
Restricted Stock Issued.......          (49)              --           --
Restricted Stock Forfeited....)          31               --           --
Restricted Stock Amortized....          395               --           --
Net Income (Loss).............           --          (29,313)          --
Preferred Dividend Paid.......           --           (4,692)          --
Treasury Stock Acquisitions...           --              --            --
Payment Received..............           --              --            --
                                   --------         ---------    --------

BALANCE, September 30, 2000         $(1,053)       $(211,116)    $  (753)
                                   ========        ==========    ========



                                Treasury Common Stock
                                ---------------------              Comprehensive
                                 Shares      Amount      Total         Income
                                 ------      ------      -----      ------------

BALANCE, December 31, 1999....    (705)     $(4,317)   $113,972     $      --

Exchanges of Preferred Stock to
  Common Stock................     391        2,396          --            --
Exercise of Stock Options.....      --           --           9
Repurchase of Preferred Stock.      --           --        (303)           --
Restricted Stock Issued.......      --           --          --
Restricted Stock Forfeited....      --           --          --            --
Restricted Stock Amortized....      --           --         395            --
Net Income (Loss).............      --           --     (29,313)      (29,313)
Preferred Dividend Paid.......      --           --      (4,692)           --
Treasury Stock Acquisitions...      --           --          --            --
Payment Received..............      --           --          --            --
                                ------      -------     -------      --------

BALANCE, September 30, 2000       (314)     $(1,921)      $80,068
                                  =====     ========      =======
Comprehensive Income..........                                        $(29,313)
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

                              BELCO OIL & GAS CORP.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (Unaudited)

                                                          Nine Months Ended
                                                             September 30,
                                                          -----------------
                                                          2000        1999
                                                          ----        ----

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss............................................    ($29,313)   ($19,306)
Adjustments to reconcile net income (loss) to
   net operating cash inflows--
 Depreciation, depletion and amortization...........      41,666      40,259
 Deferred tax benefit...............................     (15,784)    (10,396)
 Commodity price risk management activities.........      21,619      10,904
 Other..............................................         275         150

 Changes in operating assets and liabilities -
   Commodity price risk management..................      48,995      14,427
   Accounts receivable, oil and gas.................      (3,279)      6,300
   Commodity price risk management funds on deposit.      (1,000)     19,895
   Other current assets.............................      (2,558)     (5,242)
   Accounts payable and accrued liabilities.........      11,384      (2,727)
                                                          ------     --------
          Net operating cash inflows................      72,005      54,264

CASH FLOWS FROM INVESTING ACTIVITIES:

 Exploration and development expenditures...........     (76,729)    (34,688)
 Purchases of oil and gas properties................     (69,959)    (17,141)
 Proceeds from sale of oil and gas properties.......      10,658           2
 Other property additions...........................        (417)       (308)
 Sale of gas plant..................................         317          --
 Changes in other assets............................         143        (149)
                                                      ----------     --------
          Net investing cash outflows...............    (135,987)    (52,284)

CASH FLOWS FROM FINANCING ACTIVITIES:

 Repurchase of bonds................................     (2,850)           -
 Repurchases of common stock........................         --         (649)
 Repurchases of preferred stock.....................       (303)      (1,090)
 Long-term borrowings...............................    255,700       25,500
 Long-term debt repayments..........................   (184,100)     (18,000)
 Preferred dividend paid............................     (4,692)      (5,205)
 Credit agreement fees..............................       (611)          --
 Other..............................................          9           --
                                                      ---------   ----------
          Net financing cash inflows................     63,153          556

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS....       (829)       2,536

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD....      2,105        2,435
                                                        -------        -----

CASH AND CASH EQUIVALENTS AT END OF PERIOD..........     $1,276       $4,971
                                                         ======       ======


     The accompanying notes are an integral part of these condensed financial statements.

                              BELCO OIL & GAS CORP.

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 -   Accounting Policies:
           -------------------

         We have prepared the financial statements included herein, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements reflect all adjustments which are, in the opinion of management, necessary to present a fair statement of the results for the interim periods, on a basis consistent with the annual audited financial statements. All such adjustments are of a normal recurring nature. The results of operations for the interim period are not necessarily indicative of the results to be expected for an entire year. Certain information, accounting policies, and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations, although we believe that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with our Form 10-K for the calendar year 1999, which includes financial statements and notes thereto.

Note 2 - Use of Estimates:
         ----------------

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

Note 3 -   Commodity Price Risk Management Activities (or CPRM):
           ----------------------------------------------------

         We periodically enter into commodity price risk management transactions such as swaps and options in order to manage our exposure to oil and gas price volatility. Gains and losses related to hedges of our oil and gas production that qualify for hedge accounting treatment are deferred and recognized as revenues as the associated production occurs.

         We use the mark-to-market method of accounting for instruments that do not qualify for hedge accounting treatment. Under mark-to-market accounting, those contracts that do not qualify for hedge accounting treatment are reflected at market value at the end of the period with resulting unrealized gains and losses recorded as assets and liabilities in the consolidated balance sheet. Under such method, changes in the market value of outstanding financial instruments are recognized as unrealized gain or loss in the period of change.

     The tables and related notes set forth in this footnote and summarized below provide details about the volumes and prices of all open Belco CPRM commitments, hedge and non-hedge, as of September 30, 2000. Since most of the contracts covering a substantial portion of the committed volumes were entered into in 1997 and early 1998 when commodity prices were substantially below current commodity price levels, it is not possible to estimate future average prices to be realized given the broad ranges covering both volumes and prices committed at different points in time. A summary of committed volumes and prices by year, assuming the NYMEX forward curve reference prices for oil and gas as of September 30, 2000 is as follows:

                                                                Average
                                              Volume           Realized
                               Year           Per Day            Price
  Oil - Barrels per day        2000            9,848            $19.00
                               2001            6,780            $19.60
                               2002            4,930            $21.00
                               2003            1,479            $19.10


                                                                 Average
                                               Volume           Realized
                               Year            Per Day            Price
  Gas - MMBtu per day          2000            70,815             $2.40
                               2001            85,000             $2.45
                               2002            35,000             $2.75
                               2003            10,000             $3.35

         Through June 30, 2000, we reported unrealized CPRM non-cash gains or losses as a component of revenue which, in management's opinion, can materially distort the amount of actual revenues received due to the volatile nature of commodity prices. For the quarter ending September 30, 2000 and year to date, we reported unrealized CPRM non- cash gains or losses as a component of costs and expenses.

         For the three months ended September 30, 2000, we recorded as required by existing accounting rules non- hedge commodity price risk management losses of $30.7 million, consisting of $9.7 million in cash settlements and $21.0 million in unrealized non-cash mark-to-market losses. This compares to a $23.3 million net loss consisting of $1.0 million in cash settlements paid and $22.2 million in unrealized non-cash mark-to-market losses reported for the 1999 comparable period. For the first nine months of 2000, we recorded non-hedge commodity price risk management losses of $93.4 million, consisting of $22.7 million in cash settlements and $70.6 million in unrealized non-cash mark-to-market losses due to substantial increases in commodity prices through September 30, 2000. For the first nine months of 1999, we recorded non-hedge commodity price risk management losses of $45.3 million consisting of $0.1 million in cash settlements paid and $45.2 million in unrealized non-cash mark-to-market losses. Letters of credit and cash deposits in the amount of $27.5 million in favor of counterparties were outstanding at September 30, 2000 and related to unrealized non-cash mark-to-market and potential hedge losses at that date.

         The following table and notes thereto cover our pricing and notional volumes on open natural gas and oil commodity hedges as of September 30, 2000:


                                                  Production Periods
                                        ----------------------------------------
                                          2000      2001       2002      2003
                                          ----      ----       ----      ----
GAS (1) --

  Price swaps sold -- receive
   fixed price (thousand MMBtu)(2).....   1,535      905          -        913
     Average price, per MMBtu..........   $2.34    $2.30          -      $3.35

  Price swaps bought-- pay
   fixed price (thousand MMBtu)(3).....    (388)  (1,825)         -         --
     Average price, per MMBtu..........   $3.75    $3.80          -          -


        Sub-total - net swap
         volume (thousand MMBtu).......   1,147     (920)        --         --
                                          -----     -----    ------      ------

  Collars (thousand MMBtu)(4)..........   3,528    9,125      5,475      2,738
                                          -----    -----      -----      -----
     Average floor price, per MMBtu....   $1.39    $1.91      $2.50      $2.85
     Average ceiling price,
       per MMBtu.......................   $2.68    $2.85      $3.49      $4.58
                                          -----    -----      -----      -----

  Purchased options (thousand MMBtu)...  (1,150)      --         --         --
                                          ------   -----      -----      ------
       Average ceiling (call) price....   $3.29       --         --         --


  TOTAL NET HEDGE RELATED GAS VOLUMES
    (thousand MMBtu)...................   3,525    8,205      5,475      3,651
                                          =====    =====      =====      =====


                                                 Production Periods
                                       -----------------------------------------
                                         2000      2001       2002       2003
                                         ----      ----       ----       ----
                                                    (Continued)
OIL --

  Price swaps sold-- receive fixed
    price (MBbls)(2)(3)                  420       1,170        660         240
     Average price, per Bbl           $19.02      $19.54     $19.51      $19.60
  Price swaps bought - pay fixed
    price (MBbls)(2)(3)                 (336)        (75)        --          --
     Average price, per Bbl           $25.25      $28.87         --          --

        Sub-total - net swap volumes      64       1,095        660         240
                                        -----      -----        ---         ---

  Purchased collars - (Mbbls)(4)         (45)         --         --          --
    Average floor price, per Bbl      $18.45          --         --          --
    Average ceiling price, per Bbl    $21.80          --         --          --
                                      ------     -------   --------     -------
  Collars sold (MBbls)(4)                360         300        120          --
                                      ------     -------    -------     -------
     Average floor price, per Bbl     $17.88      $18.30     $19.00          --
     Average ceiling price, per Bbl   $21.23      $22.12     $22.63          --

  TOTAL NET HEDGE RELATED OIL VOLUMES
    (MBbls)                              379       1,395        780         240
                                         ===       =====        ===         ===

----------

     (1) Belco sells the majority of its Wyoming gas at prices based on the Northwest Pipeline Rocky Mountain Index and has entered into basis swaps that require the Counterparty to make a payment to Belco in the event that the NYMEX Reference Price per MMBtu for a reference period exceeds the Northwest Pipeline Rocky Mountain Index Price by more than a stated differential and requires Belco to make a payment to the Counterparty in the event that the NYMEX Reference Price exceeds the Northwest Pipeline Rocky Mountain Index Price by less than a stated differential (or in the event that the Northwest Pipeline Rocky Mountain Index Price is greater than the NYMEX Reference Price). Natural gas volumes covered by basis transactions include 1,380 MMBtu at $0.50 and 3,650 MMBtu at $0.27 for the balance of 2000 and year 2001, respectively.

     (2) For any particular swap transaction, the Counterparty is required to make a payment to Belco in the event that the NYMEX Reference Price for any settlement period is less than the swap price for such hedge, and Belco is required to make a payment to the Counterparty in the event that the NYMEX Reference Price for any settlement period is greater than the swap price for such hedge.

     (3) In order to close certain commodity price hedge positions, Belco entered into various swap positions where Belco is the fixed- price payer on the swap. In these transactions, the Counterparty is required to make a payment to Belco in the event that the NYMEX Reference Price for any settlement period is greater than the swap price, and Belco is required to make a payment to the Counterparty in the event that the NYMEX Reference Price for any settlement period is less than the swap price.

     (4) For any particular collar transaction, the Counterparty is required to make a payment to Belco if the average NYMEX Reference Price for the reference period is below the floor price for such transaction, and Belco is required to make payment to the Counterparty if the average NYMEX Reference Price is above the ceiling price for such transaction.

     All of the above transactions were carried out in the over-the-counter market, and not on the NYMEX. These financial counterparties all have at least an investment grade credit rating. All of these transactions provide solely for financial settlements related to closing prices on the NYMEX.

Non-Hedging Transactions

         We use the mark-to-market method of accounting for instruments that do not qualify for hedge accounting treatment. The first nine months of 2000 results of operations included an aggregate non-cash pre-tax loss of $70.6 million related to these activities resulting from net change in the value of
Belco's market-to-market portfolio of price risk management activities. At September 30, 2000, Belco's consolidated balance sheet reflects $10.2 million and $103.9 million of price risk management assets and liabilities, respectively.

         The following table and notes thereto cover Belco's pricing and notional volumes on open natural gas and oil financial instruments at September 30, 2000, that do not qualify for hedge accounting:

                                                    Production Periods
                                           -------------------------------------
                                             2000      2001      2002     2003
                                           --------  --------  -------- --------

GAS  --

  Calls bought (thousand MMBtu)(1)......... (1,380)        -         -        -
     Average price, per MMBtu..............  $2.97         -         -        -
  Calls sold (thousand MMBtu)(1)...........  2,760     3,650     3,650        -
     Average price, per MMBtu..............  $2.82     $3.23     $2.91        -
        Sub-total net call volume
          (thousand MMBtu).................  1,380     3,650     3,650        -
                                             -----     -----     -----   ------

  Price Swaps Sold-- receive fixed price
    (thousand MMBtu)(2)....................  1,840     3,650         -        -
     Average price, per MMBtu..............  $2.30     $2.51         -        -
  Price Swaps Bought - pay fixed price
    (thousand MMBtu)(2)....................      -    (1,365)        -        -
    Average price, per MMBtu...............      -     $3.29         -        -
       Sub-total net swap volume...........  1,840     2,285         -        -
                                             -----     -----   -------   ------

  Puts Sold (thousand MMBtu)(1)............   (230)   (1,369)        -        -
                                              -----   -------  -------   ------
     Average price, per MMBtu..............  $3.79     $3.21         -        -
  Extension Swaps Sold - receive fixed
     price (thousand MMBtu)................      -    18,250     3,650        -
                                             -----    ------     -----   ------
    Average price, per MMBtu...............      -     $2.56     $2.65        -

  TOTAL NON-HEDGE GAS VOLUMES
    (thousand MMBtu).......................  2,990    22,820     7,300        -
                                             =====    ======     =====    =====

OIL --

  Price Swaps Bought-- pay fixed price
    (MBbl).................................    (90)        -         -        -
     Average price, per Bbl................ $22.10         -         -        -
  Price Swaps Sold-- receive fixed price
    (MBbls) (2)............................    105       120         -        -
     Average price, per Bbl................ $18.87    $17.25         -        -
        Sub-total net swap volume..........     15       120         -        -
                                                --       ---    ------   ------

  Calls Bought (MBbls)(1)..................      -         -         -        -
     Average price, per Bbl................      -         -         -        -
  Calls Sold (MBbls)(1)....................    630       840       720        -
     Average price, per Bbl................ $20.12    $20.21    $22.00        -
        Sub-total net call volume..........    630       840       720        -
                                               ---       ---       ---   ------

  Puts Sold (MBbls)(1).....................   (228)     (255)        -        -
     Average price, per Bbl................ $21.22    $19.78         -        -
  Puts Bought (MBbls)(1)...................     90         -         -        -
     Average price, per Bbl................ $17.17         -         -        -
        Sub-total net puts volume..........   (138)     (255)        -        -
                                             -----     -----    ------    -----

  Extension Swaps Sold, receive fixed
     price (MBbls).........................      -         -       300      300
                                             -----    ------       ---      ---
     Average price, per Bbl.................     -         -    $18.86   $18.86
  Extension Collars Sold....................     -       120         -        -
                                            ------       ---    ------   ------
    Average ceiling price...................     -    $20.35         -        -
    Averge floor price......................     -    $17.50         -        -

  TOTAL NON-HEDGE OIL VOLUMES (MBbls).......   507       825     1,020      300
                                               ===       ===     =====      ===

----------

     (1) Calls sold or puts sold under written option contracts, in return for a premium received by Belco upon initiation of the contract. Belco is required to make a payment to the Counterparty in the event that the NYMEX Reference Price for any settlement period is greater than the price of the call sold, or less than the price of the put sold. Conversely, calls or puts bought in return for Belco's payment of a premium require the Counterparty to make a payment to Belco in the event that the NYMEX Reference Price on any settlement period is greater than the call price or less than the put price.

     (2) For any particular swap transaction, the Counterparty is required to make a payment to Belco in the event that the NYMEX Reference Price for any settlement period is less than the swap price for such instrument and Belco is required to make a payment to the Counterparty in the event that the NYMEX Reference Price for any settlement period is greater than the swap price for such instrument.

Note 4 - Capital Stock:

       Through September 2000, we exchanged 213,900 shares of our 6-1/2% convertible preferred stock for 391,325 shares of our common stock. The preferred shares that were exchanged had a liquidation preference of $5.35 million.

       Belco's credit facility and the indentures governing its subordinated debt restrict the payment of dividends. As a result of recording substantial unrealized non-cash mark-to-market losses required by existing accounting rules, dividends on Belco's preferred stock may be limited or prohibited by the restriction contained in Belco's 10-1/2% bond indenture. Payment of the December 2000 dividend and the March 2001 dividend on Belco's preferred stock will be permitted. Subsequent dividends will be contingent upon the sale of equity interests or sufficient net income to restore dividend payment capacity under the indenture.

Net Income (Loss) Per Common Share

       A reconciliation of the components of basic and diluted net income (loss) per common share for the three and nine months ended September 30, 2000 and 1999 is presented in the table below (in thousands, except per share amounts):


                                         Three Months Ended    Nine Months Ended
                                            September 30,        September 30,
                                         ------------------    -----------------
                                         2000         1999     2000        1999
                                         ----         ----     ----        ----
Basic net income (loss) per share:

  Net loss                            ($8,591)     ($9,480) ($29,313)  ($19,306)

  Less:  Preferred Stock dividends     (1,540)      (1,727)   (4,692)    (5,205)
                                     ---------   ---------- ---------  ---------

Loss attributable to common
  shareholders                       ($10,131)    ($11,207) ($34,005)  ($24,511)
                                     =========    ========= =========  =========

Weighted average shares of common
  stock outstanding                    31,427        31,600   31,259     31,600
                                       ------        ------   ------     ------

Basic net income (loss) per share      ($0.32)      ($0.35)   ($1.09)    ($0.78)
                                       =======      =======   =======    =======
Diluted net income (loss) per share:
  Weighted average shares of common
    stock outstanding                  31,427       31,600    31,259     31,600
Effect of dilutive securities:
  Preferred stock, warrants and
    stock options (1)                      --            -         -         --
                                       ------    ---------  --------   --------
Average shares of common stock
  outstanding including dilutive
  securities                           31,427       31,600    31,259     31,600
                                       ======       ======    ======     ======

Diluted net loss per share             ($0.32)      ($0.35)   ($1.09)    ($0.78)
                                       =======      =======   =======    =======

-------------

     (1) Amounts are not included in the computation of diluted net loss per share because to do so would have been antidilutive.

Note 5 -   Long Term Debt:
           --------------

       Long term debt consists of the following at September 30, 2000 and 1999 (in thousands):

                                                               September 30,
                                                           2000           1999
                                                           ----           ----

Revolving credit facility due 2004....................   $113,600       $42,000
8-7/8% Senior Subordinated Notes due 2007 ............    147,000       150,000
10-1/2% Senior Subordinated Notes due 2006,
   including premium totaling approximately
   $5.7 and $6.5 million for 2000 and 1999,
   respectively..............................             114,219       114,744
                                                          -------       -------
          Total Debt .................................    374,819       306,744
Less: Current maturities..............................          -             -
                                                       ----------     ---------
Long term debt........................................  $374,819       $306,744
                                                        ========       ========

           As of September 30, 2000, Belco's effective interest rate on the outstanding balance of $113.6 million on its line of credit was approximately 8.25% per annum.

           Belco's outstanding letters of credit totaled $26.5 million at September 30, 2000.

           Total interest cash expense paid for the nine months ended September 30, 2000 was approximately $23.3 million of which $5.2 million was capitalized.

                         PART I - FINANCIAL INFORMATION

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Belco Oil & Gas Corp. is an independent energy company engaged i the exploration for and the acquisition, exploitation, development and production of natural gas and oil in the United States within its four geographic core areas: the Rocky Mountains, the Permian Basin, the Mid-Continent region and the Gulf Coast. Since its inception in April 1992, Belco has grown its reserve base largely through a balanced program of exploration and development drilling and through acquisitions. We concentrate our activities primarily in the four geographic core areas in which we have accumulated detailed geologic knowledge and have developed significant management and technical expertise. Additionally, Belco structures its participation in natural gas and oil exploration and development activities to minimize initial costs and risks, while permitting substantial follow-on investment.

     Belco's operations are currently focused in the Rocky Mountains, primarily in the Green River (which includes the Moxa Arch Trend), Wind River and Big Horn Basins of Wyoming, the Permian Basin in west Texas, the Mid- Continent region in Oklahoma and north Texas, and the Gulf Coast, primarily in Texas. These areas accounted for approximately 99% of Belco's proved reserves at December 31, 1999. Belco's reserve base was 641 Bcfe at December 31, 1999 with a reserve life index of 10.6 years, based on 1999 production. During the first nine months of 2000, Belco acquired approximately 86 Bcfe of proved reserves for approximately $70.0 million.

     Our revenue, profitability and future rate of growth are substantially dependent upon prevailing prices for natural gas, oil and condensate. Commodity prices are subject to numerous factors beyond our control, such as economic, political and regulatory developments and competition from other sources of energy. Energy markets have historically been very volatile, and we can offer no assurance that oil and natural gas prices will not be subject to wide fluctuations in the future. A substantial or extended decline in oil and natural gas prices could have a material adverse effect on our financial position, results of operations and access to capital, as well as the quantities of natural gas and oil reserves that we may economically produce. Natural gas produced is sold under contracts that primarily reflect spot market conditions for their particular area. We market our oil with other working interest owners on spot price contracts and typically receive a small premium to the price posted for such oil. Currently, approximately 63% of our production volumes relate to the sale of natural gas (based on six Mcf of gas being considered equivalent to one barrel of oil).

     We utilize commodity swaps and options and other commodity price risk management transactions related to a portion of our oil and natural gas production to achieve a more predictable cash flow, and to reduce our exposure to price fluctuations. We account for these transactions in compliance with current generally accepted accounting principles as hedging activities or uses mark-to-market accounting for those contracts that do not qualify for hedge accounting. As of September 30, 2000, we had various natural gas and oil price risk management contracts in place with respect to substantial portions of our estimated remaining production for calendar year 2000 and with respect to lesser portions of our estimated production for years 2001, 2002 and 2003. We expect to reduce the current amount of price risk management contracts that we have in place over the next 12 to 24 months in an effort to limit our future exposure to the mark-to-market accounting rules requiring the immediate recognition of non-cash unrealized gains and losses that cause large unpredictable swings in reported results of operations and related earnings per share.

     The following table sets forth certain operations data for the periods presented:


                                      Three Months Ended     Nine Months Ended
                                         September 30,         September 30,
                                      ------------------     ------------------
                                      2000         1999      2000         1999
                                      ----         ----      ----         ----
Oil and Gas Sales,  Net of
 Hedging  Activities (in 000's)     $50,999      $38,228   $148,841   $104,215
Weighted Average Sales Prices:
  Oil (per Bbl)
   - Unhedged                        $31.00       $20.16     $28.78     $15.75
   - Hedge settlements                (5.73)        0.25      (3.69)      3.42
                                    --------     -------    --------   -------
  Net realized                       $25.27       $20.41     $25.09     $19.17
  Gas (per  Mcf)
   - Unhedged                         $3.87        $2.34      $3.04      $1.90
   - Hedge settlements                (1.25)       (0.15)     (0.67)     (0.03)
                                     -------      -------    -------    ------
  Net  realized                       $2.62        $2.19      $2.37      $1.87
  Net Production  Data:
    Oil (MBbl)                          981          829      2,995      2,596
    Gas (MMcf)                        9,998        9,745     31,049     29,153
    Gas  equivalent  (MMcfe)         15,883       14,719     49,019     44,732
    Daily  production (Mmcfe)           173          160        179        164
  Operations  Data per Mcfe:
   Oil and gas sales  revenues
    (Unhedged)                        $4.35        $2.68      $3.68      $2.15
   Hedged and non-hedge cash
     settlements                      (1.75)       (0.16)     (1.11)      0.17
   Oil and gas operating  expenses    (0.64)       (0.45)     (0.52)     (0.50)
Production taxes                      (0.21)       (0.20)     (0.22)     (0.15)
General and  administrative           (0.09)       (0.08)     (0.09)     (0.08)
Depreciation,  depletion  and
  amortization                        (0.85)       (0.90)     (0.85)     (0.90)
                                     ------        ------     ------     ------
Pre-tax  operating  profit (1)        $0.81         $0.89     $0.89      $0.69
                                      =====         =====     =====      =====
Operating  cash flow (1)              $1.66         $1.79     $1.74      $1.59
                                      =====         =====     =====      =====

------------------------

     (1) Excludes non-cash mark-to-market commodity price risk management activities, interest income and interest expense.

RESULTS OF OPERATIONS

Three  Months  Ended  September  30, 2000  Compared to  September  30, 1999

Revenues

     During the third quarter of 2000, oil and gas sales revenues net of hedging activities increased 34% from $38.2 million to $51.0 million when compared to the prior year comparable period due principally to substantially higher commodity prices realized in the third quarter of 2000 and increased production. Average hedged price realizations, excluding non-hedge Commodity Price Risk Management activities (or CPRM), for both oil and natural gas in the third quarter of 2000 compared to last year's third quarter were higher by 24% and 20%, respectively. Oil production volume during the third quarter of 2000 increased by 18% and natural gas production increased by 3% compared to the prior year comparable period. Natural gas production represented approximately 63% of total production on an Mcfe basis, compared to the 66% produced in the third quarter of 1999.

     As a result of escalating commodity prices during the third quarter of 2000, CPRM activities, including hedged and non-hedged transactions, reduced reported revenues by $27.8 million representing cash settlements paid out ($18.1 million in hedge and $9.7 million in non-hedge). In addition, $21.0 million in non-cash mark-to-market losses were recorded as required by current accounting rules. In the prior year third quarter when commodity prices were substantially lower, we paid $2.3 million in cash settlements ($1.3 million in hedge and $1.0 million in non-hedge) and reported a non-cash mark-to-market loss of $22.2 million.

Costs and Expenses

     Production and operating expenses (or lifting costs) increased t $10.2 million for the third quarter of 2000 as compared to the $6.7 million for the comparable period in 1999. The increase is primarily due to newly acquired producing properties and the addition of over 100 new wells. Lifting costs on an equivalent unit basis were $0.64 per Mcfe in the third quarter of 2000, compared to $0.45 per Mcfe in the third quarter of 1999. Production taxes increased to $3.4 million from $2.9 million or to $0.21 from $0.20 per Mcfe due to higher commodity prices.

     Depreciation, depletion and amortization (or DD&A), for the quarter ended September 30, 2000 was $13.5 million, a $0.3 million increase when compared to the $13.2 million recorded in the prior year comparable period. This increase is related to higher production. The DD&A rate per Mcfe was $0.85, a 6% decline as compared to the prior year third quarter.

     General and administrative expense (or G&A) increased 28% in the third quarter of 2000 to $1.5 million primarily due to lesser amounts of personnel costs capitalized to the full-cost pool when compared to the $1.2 million incurred in the third quarter of 1999. The third quarter rate per Mcfe for G&A costs increased from $0.08 in 1999 to $0.09 in 2000.

     Interest expense for the third quarter of 2000 declined to $5.0 million from $5.8 million reported in the prior year third quarter. The decline is due to additional amounts capitalized in the current year and related to undeveloped property acquisitions. The component of interest costs that is capitalized will decline over time as properties are developed and transferred to the producing category of assets.

Income (Loss) Before Income Taxes

     Our reported loss before income tax benefits for the third quarter of 2000 was $13.2 million. This compares to a pre-tax loss of $14.6 million reported in the third quarter of 1999. The reduced loss primarily reflects the impact of higher commodity prices offset by the cash and non-cash CPRM activities.

Income Taxes

     Income tax benefits were recorded for the 2000 third quarter in the amount of $4.6 million as a result of the reported pre-tax loss. The third quarter 1999 income tax benefit recorded was $5.1 million.

Nine months Ended September 30, 2000 Compared to September 30, 1999

Revenues

     For the first nine months of 2000, oil and gas sales revenues ne of hedging activities increased $44.6 million, or 43% to $148.8 million when compared to the prior year comparable period primarily the result of both higher production and higher commodity prices. Natural gas production increased 7% over the prior year first nine months. Average Mcfe price realizations net of hedging activities increased by 29% in the first nine months of 2000 compared to last year's first nine months. Natural gas production represented approximately 63% of total production on an Mcfe basis compared to the 65% reported for the first nine months of 1999. Oil production increased by 15% over the prior year comparable period due to property acquisitions and newly drilled well additions during the first nine months of the year.

     CPRM activities, including hedged and non-hedged transactions, during the first nine months of 2000 resulted in reported revenue reductions of $54.5 million compared to incremental revenues of $7.8 million reported in the prior year comparable period. The first nine months of 2000 reductions consisted of $54.5 million in actual cash settlements paid. In addition, $70.6 million in non-cash mark-to-market unrealized future losses related to CPRM activities were recorded in compliance with current accounting rules. In the prior year comparable period, $7.8 million in cash settlements were received while the non-cash mark-to-market unrealized loss component recorded was $45.2 million.

     Costs and Expenses Production and operating expenses during the first nine months o 2000 increased by 15% to $25.4 million compared to $22.2 million reported in the prior year comparable period. The increase was related to the addition of wells, both acquired and drilled in the current year. On an equivalent unit basis, lifting costs were $0.52 per Mcfe for the first nine months of 2000 compared to $0.50 per Mcfe in the first nine months of 1999. Production taxes were $0.22 and $0.16 per Mcfe for the first nine months of 2000 and 1999, respectively with the increase related to higher commodity prices.

     DD&A for the nine months ended September 30, 2000 increased $1.4 million to $41.7 million when compared to the $40.3 million recorded in the prior year comparable period due to higher production volumes. The first nine months DD&A rate per Mcfe was $0.85, a 6% decline as compared to the prior year comparable period when $0.90 per Mcfe was recorded.

     G&A costs increased by 28% in the first nine months of 2000 to $4.7 million when compared to the $3.7 million incurred in the first nine months of 1999 principally due to reduced amounts of such costs charged to the full cost pool. The rate per Mcfe for such costs increased from $0.08 to $0.09.

     Interest expense is incurred on $147 million of 8-7/8% Senior Subordinated Notes due 2007 issued in September 1997, $109 million of 10-1/2% Senior Subordinated Notes due 2006, and bank debt incurred to fund various activities. Interest expense for the nine months ended September 30, 2000 increased by $2.4 million to $18.6 million, a 15% increase over the $16.2 million incurred in the prior year comparable period due to higher interest rates charged and additional borrowings outstanding under Belco's credit facility partially offset by additional amounts capitalized during the current year.

Income (Loss) Before Income Taxes

     Our reported loss before income tax benefits for the first nine months of 2000 was $45.1 million. This compares to a pre-tax loss of $29.7 million reported for the first nine months of 1999. The 2000 and 1999 first nine months reported losses are the result of recognizing the required non-cash mark-to-market unrealized CPRM losses as required by current accounting rules. Excluding the effect of the non-cash mark-to-market unrealized CPRM losses income before income taxes was $25.6 million and $15.5 million for the first nine months of 2000 and 1999, respectively.

Income Taxes

     Income tax benefits were recorded for the first nine months of 2000 in the amount of $15.8 million as a result of the reported pre-tax loss. The benefit for income taxes for the comparable nine month period of 1999 was $10.4 million.

LIQUIDITY AND CAPITAL RESOURCES

General

     In September 1997, we entered into a five-year $150 million Credit Agreement dated September 23, 1997 with The Chase Manhattan Bank, N.A., as administrative agent and other lending institutions. In June 2000, the credit facility was amended and restated and now provides for an aggregate principal amount of revolving loans of up to the lesser of $250 million or a defined borrowing base in effect from time to time, includes a sub-facility for letters of credit and expires in January 2004. The borrowing base at September 30, 2000 was $200 million with $113.6 million advanced at that date. Additionally, there were letters of credit outstanding in the amount of $26.5 million in connection with CPRM activities. The borrowing base is redetermined by the agent and the banks semi-annually based upon their usual and customary oil and gas lending criteria as such exist from time to time. In addition, we may request two additional redeterminations and the banks may request one additional redetermination per year. Our indebtedness under the credit facility is secured by a pledge of the capital stock of each of our material subsidiaries.

     Indebtedness under the credit facility bears interest at a floating rate based (at our option) upon (i) the ABR with respect to ABR Loans or (ii) the Eurodollar Rate (as defined) for one, two, three or nine months (or nine or twelve months if available to the banks) Eurodollar Loans (as defined), plus the Applicable Margin. The ABR is the greater of (i) the Prime Rate (as defined),
(ii) the Base CD Rate (as defined) plus 1% or (iii) the Federal Funds Effective Rate (as defined) plus 0.50%. The Applicable Margin for Eurodollar Loans varies from 1.125% to 1.625% depending on the borrowing base usage. Borrowing base usage is determined by a ratio of (i) outstanding Loans (as defined) and letters of credit to (ii) the then effective borrowing base. Interest on ABR Loans is payable quarterly in arrears and interest on Eurodollar Loans is payable on the last day of the interest period therefore and, if longer than three months, at three month intervals.

     We are required to pay to the banks a commitment fee based on th committed undrawn amount of the lesser of the aggregate commitments or the then effective borrowing base during a quarterly period equal to a percent that varies from 0.25% to 0.50% depending on the borrowing base usage.

     We entered into interest rate swap agreements converting two lon term debt fixed rate obligations to floating rate obligations as follows:

Agreement        Transaction      Fixed      Floating       Floating Rate
 Amount             Date           Rate        Rate        Expiration Date
--------------------------------------------------------------------------

$100 million        12/97          8.875%       8.875%    March 15, 2001 (a)
$85 million         12/97          10.500%      11.25%    October  1,  2000  (a)
$50  million        1/98           8.875%       8.875%    March  15,  2001  (a)

-----------------------

     (a) Floating rate is redetermined at each six month period following the expiration through September 15, 2007 currently capped at rates indicated.

     The agreements obligate Belco to actually pay the indicated floating rate rather than the original fixed rate. The floating rates are capped at 8-7/8% through September 15, 2001 and at 10% from March 15, 2002 through September 15, 2007 on the 8-7/8% Notes and capped at 10-1/2% through October 1, 1999 and 11.625% from April 1, 2000 through April 1, 2003 on the 10-1/2% Notes.

     Belco's board of directors has authorized the purchase from time to time, in the open market or in privately negotiated transactions, shares of its common stock and 6-1/2% convertible preferred stock, in an aggregate amount not to exceed $10 million. The current $10 million authorization is in addition to the $10 million that was exhausted in December 1999. During the nine months ending September 30, 2000, Belco purchased 20,700 shares of its preferred stock for a total cost of $0.3 million pursuant to the existing authorization.

     Additionally, during the nine months ending September 30, 2000, Belco exchanged 213,900 shares of its 6-1/2% convertible preferred stock for 391,325 shares of its common stock. The liquidation preference of the preferred stock that was exchanged was $5.35 million.

     In August 2000, Belco sold its interest in certain North Texas oil properties, including 436 producing wells for $10.1 million in cash and retained a volumetric production payment which Belco values at approximately $5.0 million.

     In April 2000, Belco closed a $24.4 million acquisition of oil and gas properties adding approximately 51 Bcfe of proved reserves to Belco's reserve base. The transaction was financed through additional borrowings under the credit facility.

     In February 2000, Belco closed a $40.5 million acquisition of oi and gas properties expected to add approximately 2,400 BOE per day to the existing production base. The transaction was financed through additional borrowings under the credit facility.

     In January 2000, Belco purchased $3 million face value of its 8- 7/8% Senior Subordinated Notes due 2007 at a discount in the open market resulting in a modest gain.

Cash Flow

     Our principal sources of cash are operating cas flow and bank borrowings. Cash flow from operating activities for the nine months ending September 30, 2000 was $72.0 million, a 33% increase over the prior comparable period when $54.3 million was realized. The increase is the result of higher production volumes and higher commodity prices.

     Net cash used in investing activities for the nine months ended September 30, 2000 and 1999 was $136.0 and $52.3 million, respectively. Investing activities for these periods include oil and gas property acquisitions in the amount of $70.0 million and $17.0 million for 2000 and 1999, respectively. In addition, investing activities generally include exploration and development activities and proceeds from the sale of properties or other assets.

     Net cash provided by financing activities for the nine months ending September 30, 2000 and 1999 was $63.1 million and $0.6 million, respectively. Net debt increased by $68.1 million related to property acquisitions. Cash flow from operations and the disposition of assets funded drilling and other operating activities during the current year, including preferred dividends paid. Belco's credit facility and the indentures governing its subordinated debt restrict the payment of dividends. As a result of reporting substantial unrealized non-cash mark-to-market losses required by existing accounting rules, dividends on Belco's preferred stock may be limited or prohibited by the restrictions contained in Belco's 10-1/2% bond indenture. Payment of the December 2000 dividend and the March 2001 dividend on Belco's preferred stock will be permitted. Subsequent dividends will be contingent upon the sale of equity interests or sufficient net income to restore dividend payment capacity under the indenture.

Capital Expenditures

     Through September 30, 2000, net capital expende by Belco totaled $136.0 million, including $70.0 million identified with the acquisition of properties and property dispositions of $10.7 million. Capital expenditures for the full year 2000 are expected to total approximately $160.0 million net.

     We intend to fund our future capital expenditures, commitments and working capital requirements through cash flows from operations, borrowings under the credit facility or other potential financings, including the sale of equity or debt securities. If there are changes in oil and natural gas prices, however, that correspondingly affect cash flows and the borrowing base under the credit facility, we have the discretion and ability to adjust our capital budget. We believe that we will have sufficient capital resources and liquidity to fund our capital expenditures and meet all of our financial obligations through the end of 2001.

Commodity Price Risk Management Transactions

     Certain of Belco's commodity price risk management arrangements require Belco to deliver cash collateral or other assurances of performance to the counterparties in the event that Belco's payment obligations with respect to its CPRM transactions exceed certain levels. Two of the inherent risks of a price risk management program are margin requirements and collateralization. Certain transactions may be subject to margin calls under certain conditions including change of ownership control, rating agency activity or default. Belco's current collateral requirement is $27.5 million consisting of $26.5 million in letters of credit and $1.0 million in cash deposits. Belco's borrowing capacity under its credit facility will allow Belco to be responsive to any additional collateral calls.

     With the primary objective of achieving more predictable revenues and cash flows, Belco has entered into CPRM transactions of various kinds with respect to both oil and natural gas. While the use of certain of these price risk management arrangements limits the downside risk of adverse price movements, it may also limit future revenues from favorable price movements. Belco engages in transactions such as selling options which are marked-to-market at the end of the relevant accounting period. Since the futures market historically has been highly volatile, these fluctuations may cause significant impact on the reported financial results of any given accounting period. Belco has entered into price risk management transactions with respect to a substantial portion of its estimated production for years 2000 and 2001 and lesser portions of its estimated production thereafter. Belco continues to evaluate whether to enter into additional price risk management transactions for future years. We expect to reduce the current amount of price risk management contracts that we have in place over the next 12 to 24 months in an effort to limit our future exposure to the mark-to-market accounting rules requiring the immediate recognition of non-cash unrealized gains and losses that cause large unpredictable swings in reported results of operations, related earnings per share and shareholder equity. In addition, Belco may determine from time to time to unwind its then existing price risk management positions as part of its price risk management strategy.

     We expect to incur additional hedge and non-hedge related cash settlement costs through the remainder of calendar year 2000 assuming commodity prices remain at current levels. This cash settlement amount is currently estimated at approximately $26 million utilizing the September 30, 2000 forward price curve applied to volumes of oil and gas expected to be produced during the three month period ending December 31, 2000. This estimated amount can increase or decrease if commodity prices rise or decline from the current levels used in developing this estimate. As cash settlements are made on volumes produced, no additional losses are expected to be recorded, unless actual prices increase above estimated future prices used in the September 30, 2000 mark-to-market calculation. Subsequent to September 30, 2000, both oil and natural gas futures prices have declined slightly and if such conditions persist, Belco may be required to record mark-to-market unrealized gains representing a reversal of previously reported mark- to-market unrealized losses. For the year 2001, Belco has approximately 6,780 BOPD and 85,000 MMBtu committed at average prices of $19.60 per bbl of oil and $2.45 per MMBtu of gas. The committed volumes assume the NYMEX forward curve reference prices as of September 30, 2000. No estimate of settlements or mark-to- market gains or losses are determinable as such amounts are contingent upon commodity prices at the time of production.

     In June 1998, the Financial Accounting Standard Board issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities" which was amended by Financial Accounting Standard No. 138 ("SFAS 138") in June 1999. SFAS 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. It also requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows derivatives gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. We will fully adopt SFAS 133 on
January 1, 2001, the effective date as amended by SFAS 138. We have not completely quantified the impact of adopting SFAS 133 on our financial statements and have not determined the final method of adoption of SFAS 133. However, SFAS 133 is expected to increase volatility of stockholder's equity, reported earnings (losses) and other comprehensive income. The current preliminary impact of full compliance with SFAS 133 on financial statements as if the implementation were to have occurred September 30, 2000, Belco would record an additional $11.5 million in current assets, $1.6 million in non-current assets, $51.7 million in current liabilities and $19.8 million in non-current liabilities related to Belco's existing oil and gas hedges based on the forward price curve in effect at September 30, 2000. These contracts should also qualify for hedge accounting treatment under SFAS 133. The total potential net liability of $58.4 million related to qualifying hedge instruments would be charged to Other Comprehensive Income and appear in the equity section of the balance sheet. This amount combined with amounts previously recorded on the balance sheet representing non-cash mark-to- market unrealized losses in the net amount of $93.7 million represent the full potential exposure of Belco's CPRM related activities that may or may not be realized as they are dependent on future commodity prices. After adoption, Belco will be required to recognize any hedge ineffectiveness in the income statement each period. In addition, Belco has three interest rate swaps that will be effected by SFAS 133. We currently believe these swaps will qualify for hedge accounting and as a result, Belco will be required to record an additional $2.4 million in current liabilities and $8.3 million in non-current liabilities with the offsetting charge to long-term debt. We would also record $160,000 to the income statement for the ineffective portion related to these swaps.

Other

Environmental Matters

     Our operations are subject to various federal, state and local laws and regulations relating to the protection of the environment, which have become increasingly stringent. We believe that our current operations are compliant all material respects with current environmental laws and regulations. There are no material environmental claims pending or, to our knowledge, threatened against Belco. We can give no assurance, however, that current regulatory requirements will not change, currently unforeseen environmental incidents will not occur or past noncompliance with environmental laws will not be discovered on our properties.

Information Regarding Forward Looking Statements

     The information contained in this Form 10-Q includes certain forward-looking statements. When used in this document, such words as "expect", "believes", "potential", "will", "may" and similar expressions are intended to identify forward-looking statements. Although we believe that our expectations are based on reasonable assumptions, it is important to note that actual results could differ materially from those projected by such forward-looking statements. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, the timing and extent of changes in commodity prices for oil and gas, the need to develop and replace reserves, environmental risk, the substantial capital expenditures required to fund its operations, drilling and operating risks, risks related to exploration and development, uncertainties about the estimates of reserves, competition, government regulation and our ability to implement our business strategy. You should refer to the description of these risks and other risks contained in our Annual Report on Form 10-K as filed with the SEC.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Belco's market risk exposures relate primarily to commodity prices, interest rates and marketable equity securities. Belco enters into various transactions involving commodity price risk management activities involving a variety of derivatives instruments. In addition, Belco entered into interest rate swap agreements to reduce current interest burdens related to its fixed long-term debt. The derivatives instruments are generally put in place to limit the risk of adverse oil and natural gas price movements, however, such instruments can limit future gains resulting from upward favorable oil and natural gas price movements. Recognition of both realized and unrealized gains or losses are reported currently in Belco's financial statements as required by existing generally accepted accounting principles. The cash flow impact of all derivative related transactions is reflected as cash flows from operating activities.

     As of September 30, 2000, Belco had substantial derivative financial instruments outstanding and related to its market risk management program. See
Item 1, Notes 2 and 3 and Item 2, "Management's Discussion And Analysis of Financial Condition And Results of Operations" for additional information related to Belco's market risk management activities during the first nine months of 2000. There has not been a material change in Belco's exposure to commodity price and interest rate risk since the date of the 1999 Form 10-K filing.

                           PART II - OTHER INFORMATION

ITEM 1 - LEGAL  PROCEEDINGS - NONE
ITEM 2 - CHANGES IN SECURITIES - NONE
ITEM 3 - DEFAULTS UPON SENIOR SECURITIES - NONE
ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS - NONE
ITEM 5 - OTHER INFORMATION - NONE

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits.

Exhibit No.
----------

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


                                                     BELCO OIL & GAS CORP.,
                                                      a Nevada corporation
                                                         (REGISTRANT)



Date             11/14/00                            /s/ LAURENCE D. BELFER
         ------------------------                    -----------------------
                                                       Laurence D. Belfer,
                                                        Vice-Chairman



Date            11/14/00                            /s/ DOMINICK J. GOLIO
        ------------------------                    ---------------------
                                                        Dominick J. Golio,
                                                    Senior Vice President
                                                      - Finance
                                                    and Chief Financial Officer
