Form 10-Q/A
period 2000-06-30
BELCO OIL & GAS CORP
filed 2001-03-08
CIK 889005

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 --------------

                                  FORM 10-Q/A

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

                                TABLE OF CONTENTS



                                     PART I
                              FINANCIAL INFORMATION

                                                                            Page

Introductory Statement.........................................................1

     Item 1. Financial Statements:

     Condensed Consolidated Balance Sheets at June 30, 2000 and
        December 31, 1999......................................................2

     Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2000 and 1999............................3

     Condensed Consolidated Changes in Stockholders' Equity for the
        six months ended June 30, 2000.........................................4

     Condensed Consolidated Statements of Cash Flows for the six
        months ended June 30, 2000 and 1999....................................5

     Notes to Condensed Consolidated Financial Statements......................6

Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations................................8

Signatures....................................................................14

                             INTRODUCTORY STATEMENT


     Belco is filing this Form 10-Q/A for the quarterly period ended June 30, 2000 to restate the financial information pertaining to recognition of mark-to-market losses on certain commodity price risk management ("CPRM") transactions as more fully explained in the following paragraphs.

     The Company maintains a diverse CPRM portfolio which includes both hedge and non-hedge derivative instruments. As required under current accounting rules, the Company has marked its portfolios of non-hedge instruments to market each calendar quarter-end over the last five years and recorded the effect in its financial statements. Hedge instruments were not subject to the "mark-to-market" criteria. In connection with the audit of our year-end financial statements, we determined that the accounting for a limited number of CPRM contracts should be revised. These contracts, which were extendable swaps, were included in our non-hedge portfolio until the expiration or exercise of the extension option and were subsequently redesignated as hedge contracts. However, the accrued mark-to-market losses on these contracts through the date of the redesignation were excluded from the quarter-end mark-to-market calculation subsequent to their redesignation as hedge contracts. The effect of this was to understate the net loss at June 30, 2000 by $10.6 million and to decrease the net loss at September 30, 2000 by $2.4 million as the previously accrued losses settled in the related production month. The net loss for the quarter end June 30, 2000 includes approximately $1.2 million relating to prior quarters where the impact was not material.

     The effect of this revision is to accrue certain non-cash mark-to-market losses at the time the CPRM contracts were redesignated as hedge contracts. The change has no impact on cash flow or on the previously reported total mark-to-market liability associated with our combined hedge and non-hedge CPRM portfolio.

                         PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
                              BELCO OIL & GAS CORP.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 (in thousands, except share and per share data)

                                                                                        June 30, 2000     December 31, 1999
                                                                                         (Unaudited)

                                        ASSETS
                                        ------
CURRENT ASSETS:
         Cash and cash equivalents (including restricted cash of $800,000 at
           December 31, 1999).........................................................     $ 3,131             $  2,105
         Accounts receivable..........................................................      31,704               24,870
         Income taxes receivable......................................................          --                6,661
         Assets from commodity price risk management activities.......................       5,140                2,879
         Commodity Price Risk Management related funds on deposit.....................       6,350                   --
         Other current assets.........................................................       6,623                3,496
                                                                                          --------               ------
                  Total current assets ...............................................      52,948               40,011
                                                                                           -------               ------
PROPERTY AND EQUIPMENT:
  Oil and gas properties at cost based on full cost accounting--
         Proved oil and gas properties................................................   1,117,514            1,008,261
         Unproved oil and gas properties..............................................      76,269               71,075
         Less-- Accumulated depreciation, depletion and amortization..................    (646,885)            (619,446)
                                                                                         ----------            ---------
                  Net oil and gas properties..........................................     546,898              459,890
                                                                                         ---------              -------
         Building and other equipment.................................................       9,405                9,107
         Less-- Accumulated depreciation..............................................      (3,361)              (2,634)
                                                                                        -----------         ------------
                  Net building and other equipment....................................       6,044                6,473
                                                                                        ----------          -----------
OTHER ASSETS..........................................................................       4,728                4,599
                                                                                        ----------          -----------
                  Total assets........................................................    $610,618             $510,973
                                                                                          ========             ========
                                LIABILITIES AND EQUITY
CURRENT LIABILITIES:
         Accounts payable............................................................      $ 20,258            $ 17,970
         Liabilities from commodity price risk management activities.................       70,965               17,822
         Accrued interest............................................................        7,044                7,098
         Other accrued liabilities...................................................       11,111                5,510
                                                                                            ------              -------
                  Total current liabilities..........................................      109,378               48,400
                                                                                           -------               ------
LONG-TERM DEBT.......................................................................      380,899              306,744
DEFERRED INCOME TAXES................................................................       16,767               33,638
LIABILITIES FROM COMMODITY PRICE RISK MANAGEMENT ACTIVITIES..........................       24,156                8,219
STOCKHOLDERS' EQUITY:
         6-1/2% Convertible Preferred stock, $.01 par value; 10,000,000 shares authorized; 3,794,600 and 3,985,300 shares issued and
           outstanding at June 30, 2000 and December 31, 1999, respectively..........           38                   40
         Common stock ($.01 par value, 120,000,000 shares authorized;
           31,807,100 and 31,797,300 shares issued at June 30, 2000 and
           December 31, 1999, respectively)..........................................          318                  318
         Additional paid-in capital..................................................       295,049             297,225
         Retained earnings (deficit).................................................      (211,627)           (177,111)
         Treasury Stock, 390,400 and 704,900 shares at June 30, 2000 and
           December 31, 1999, respectively...........................................       (2,391)              (4,317)
         Unearned compensation.......................................................       (1,216)              (1,430)
         Notes receivable for equity interest........................................         (753)                (753)
                                                                                      -------------        -------------
                  Total stockholders' equity.........................................       79,418              113,972
                                                                                        ----------            ---------
                  Total liabilities and stockholders' equity.........................     $610,618             $510,973
                                                                                          ========             ========

     The accompanying notes are an integral part of these condensed financial statements.

                              BELCO OIL & GAS CORP.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (Unaudited)


                                                             Three Months Ended              Six Months Ended
                                                                  June 30,                      June 30,

                                                             2000          1999             2000         1999
                                                             ----          ----             ----         ----

REVENUES:
   Oil and gas sales, net of hedging activities             $52,468        $34,445         $97,842      $65,986
   Non-Hedge Commodity Price Risk Management Activities
       - cash settlements (a)                                (7,530)           448         (12,995)         926
       - non-cash mark-to-market                            (43,785)       (15,521)        (65,963)     (23,015)
   Interest and other                                           250            200             500          400
                                                             ------       --------       ---------    ---------
      Net revenues                                            1,403         19,572          19,384       44,297
                                                              -----         ------          ------      -------
COSTS AND EXPENSES:
   Oil and gas operating expenses                             8,272          7,951          15,201       15,479
   Production taxes                                           3,916          1,929           7,522        4,102
   Depreciation, depletion and amortization                  14,389         13,680          28,166       27,012
   General and administrative                                 1,607          1,216           3,145        2,474
   Interest expenses                                          7,475          4,975          13,602       10,350
                                                            -------       --------       ---------    ---------
      Total costs and expenses                               35,659         29,751          67,636       59,417
                                                             ------        -------       ---------    ---------
INCOME (LOSS) BEFORE INCOME TAXES                           (34,256)       (10,179)        (48,252)     (15,120)
PROVISION (BENEFIT) FOR INCOME TAXES                        (11,989)        (3,562)        (16,888)      (5,292)
                                                            --------      ---------      ----------  -----------
NET INCOME (LOSS)                                           (22,267)        (6,617)        (31,364)      (9,828)
PREFERRED STOCK DIVIDENDS                                    (1,541)        (1,726)         (3,152)      (3,479)
                                                          ----------      ---------     -----------  -----------
NET INCOME (LOSS) APPLICABLE TO COMMON STOCK               $(23,808)       $(8,343)       $(34,516)    $(13,307)
                                                           =========       ========       =========    =========
NET INCOME (LOSS) PER SHARE OF COMMON STOCK,
  Basic and diluted                                          $(0.76)        $(0.26)         $(1.11)      $(0.42)
                                                             =======        =======         =======      =======
AVERAGE NUMBER OF COMMON SHARES USED IN
 COMPUTATION, Basic and diluted                              31,300         31,600          31,200       31,600
                                                             ======         ======          ======       ======

--------------------
(a)   Includes cash premiums received.




     The accompanying notes are an integral part of these condensed financial statements.

                     BELCO OIL & GAS CORP. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (in thousands)
                                   (Unaudited)





                               Preferred Stock      Common Stock     Additional
                               ----------------   ----------------     Paid-In
                               Shares    Amount   Shares    Amount     Capital
                               ------    ------   ------    ------  ------------


BALANCE, December 31, 1999.... 3,985  $    40   31,797   $   318    $297,225

Conversion of Preferred Stock
  to Common Stock.............  (170)      (2)      --        --      (1,926)
Exercise of Stock Options.....    --       --       --        --           3
Repurchase of Preferred Stock.   (20)      --       --        --        (302)
Restricted Stock Issued.......    --       --       10        --          49
Restricted Stock Forfeited....    --       --       --        --          --
Restricted Stock Amortized....    --       --       --        --          --
Net Income (Loss).............    --       --       --        --          --
Preferred Dividend Paid.......    --       --       --        --          --
Treasury Stock Acquisitions...    --       --       --        --          --
Payment Received..............    --       --       --        --          --
                              ------- ---------------- ---------------------

BALANCE, June 30, 2000........ 3,795  $    38   31,807   $   318    $295,049
                               =====  =======  =======   =======    ========



                                                                        Notes
                                                    Retained         Receivable
                                 Unearned           Earnings         for Equity
                               Compensation         (Deficit)         Interest
                              -------------         ---------       ------------

BALANCE, December 31, 1999....   $(1,430)           $(177,111)       $    (753)

Conversion of Preferred Stock
  to Common Stock.............        --                   --               --
Exercise of Stock Options.....        --                   --               --
Repurchase of Preferred Stock.        --                   --               --
Restricted Stock Issued.......       (49)                  --               --
Restricted Stock Forfeited....        --                   --               --
Restricted Stock Amortized....       263                   --               --
Net Income (Loss).............        --              (31,364)              --
Preferred Dividend Paid.......        --               (3,152)              --
Treasury Stock Acquisitions...        --                   --               --
Payment Received..............        --                   --               --
                                 --------           ----------       ----------

BALANCE, June 30, 2000........   $(1,216)           $(211,627)       $    (753)
                                 ========           ==========       ==========





                                  Treasury Common Stock
                                  ---------------------            Comprehensive
                                     Shares    Amount     Total       Income
                                     ------    ------    -------   -------------


BALANCE, December 31, 1999....       (705)   $(4,317)   $113,972 $          --

Conversion of Preferred Stock
  to Common Stock.............        315      1,926          (2)           --
Exercise of Stock Options.....         --         --           3
Repurchase of Preferred Stock.         --         --        (302)           --
Restricted Stock Issued.......         --         --          --
Restricted Stock Forfeited....         --         --          --            --
Restricted Stock Amortized....         --         --         263            --
Net Income (Loss).............         --         --     (31,364)      (31,364)
Preferred Dividend Paid.......         --         --      (3,152)           --
Treasury Stock Acquisitions...         --         --          --            --
Payment Received..............         --         --          --            --
                                     -----   --------    -------   -----------

BALANCE, June 30, 2000........       (390)   $(2,391)    $79,418
                                     =====   ========    =======
Comprehensive Income..........                                      $(31,364)
                                                                    =========


     The accompanying notes to consolidated financial statements are an integral part of these statements.

                              BELCO OIL & GAS CORP.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (Unaudited)


                                                                                                     Six Months Ended
                                                                                                          June 30,
                                                                                                      2000        1999

CASH FLOWS FROM OPERATING ACTIVITIES:

         Net loss..............................................................................    ($31,364)      ($9,828)
         Adjustments to reconcile net income (loss) to net operating cash inflows--
                  Depreciation, depletion and amortization.....................................      28,166        27,012
                  Deferred tax benefit.........................................................     (16,888)       (5,292)
                  Commodity price risk management activities...................................      15,081         5,583
                  Other........................................................................         312            57

                  Changes in operating assets and liabilities -
                    Commodity price risk management............................................      50,882        15,666
                    Accounts receivable........................................................        (233)        2,765
                    Commodity price risk management funds on deposit...........................      (6,350)           --
                    Other current assets.......................................................      (2,934)           82
                    Accounts payable and accrued liabilities...................................       7,833        (4,008)
                                                                                                    -------       --------
                           Net operating cash inflows..........................................      44,505        32,037

CASH FLOWS FROM INVESTING ACTIVITIES:

         Exploration and development expenditures..............................................     (46,765)      (21,352)
         Purchases of oil and gas properties...................................................     (68,699)         (484)
         Proceeds from sale of oil and gas properties..........................................       1,017             2
         Other property additions..............................................................        (298)         (230)
         Changes in other assets...............................................................          69           (87)
                                                                                               ------------    -----------
                           Net investing cash outflows.........................................    (114,676)      (22,151)

CASH FLOWS FROM FINANCING ACTIVITIES:

         Repurchase of bonds...................................................................      (2,850)           --
         Repurchases of preferred stock........................................................        (302)         (998)
         Long-term borrowings..................................................................     188,200         7,000
         Long-term debt repayments.............................................................    (110,700)      (10,500)
         Preferred dividend paid...............................................................      (3,152)       (3,479)
         Other.................................................................................           1            --
                                                                                                 ----------    ----------
                           Net financing cash inflows..........................................      71,197        (7,977)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS...............................................       1,026         1,909

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD...............................................       2,105         2,435
                                                                                                    -------         -----

CASH AND CASH EQUIVALENTS AT END OF PERIOD.....................................................      $3,131        $4,344
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


                                                                        Three Months Ended         Three Months Ended
                                                                       June 30, As Reported     June 30, As Reclassified
                                                                       --------------------     ------------------------
                                                                        2000          1999         2000           1999
                                                                        ----          ----         ----           ----

Net revenues                                                           $1,403         $19,572      $45,188       $35,093
                                                                       ======         =======      =======       =======
Total costs and expenses                                              $35,659         $29,751      $79,444       $45,272
                                                                      =======         =======      =======       =======
   Net income (loss) applicable to common stock                      ($23,808)        ($8,343)    ($23,808)      ($8,343)
                                                                     =========        ========    =========      ========
   Net income (loss) per share of common stock                         ($0.76)         ($0.26)      ($0.76)       ($0.26)
                                                                       =======         =======      =======       =======

                                                                         Six Months Ended           Six Months Ended
                                                                       June 30, As Reported     June 30, As Reclassified
                                                                       --------------------     ------------------------
                                                                        2000          1999         2000          1999
                                                                        ----          ----         ----          ----
Net revenues                                                           $19,384        $44,297      $85,347      $67,372
                                                                       =======        =======      =======      =======
Total costs and expenses                                               $67,636        $59,417     $133,599      $82,432
                                                                       =======        =======     ========      =======
   Net income (loss) applicable to common stock                       ($34,516)      ($13,307)    ($34,516)    ($13,307)
                                                                      =========      =========    =========    =========
   Net income (loss) per share of common stock                          ($1.11)        ($0.42)      ($1.11)      ($0.42)
                                                                        =======        =======      =======      =======

     For the three months ended June 30, 2000, the Company recorded as required by existing accounting rules non-hedge commodity price risk management losses of $51.3 million consisting of $7.5 million in cash settlements and $43.8 million in unrealized non-cash mark-to-market losses. This compares to a $15.1 million net loss consisting of $0.4 million in cash settlements received by the Company and $15.5 million in unrealized non-cash mark-to-market losses reported for the 1999 comparable period. For the first six months of 2000, the Company recorded non-hedge commodity price risk management losses of $79.0 million consisting of $13.0 million in cash settlements and $66.0 million in unrealized non-cash mark-to-market losses due to substantial increases in commodity prices through June 30, 2000. For the first six months of 1999, the Company recorded non-hedge commodity price risk management losses of $22.1 million consisting of $0.9 million in cash settlements received and $23.0 million in unrealized non-cash mark-to-market losses. Letters of credit in the amount of $25 million in favor of counterparties were outstanding at June 30, 2000 and related to unrealized non-cash mark-to-market losses at that date.

Note 3 -       Capital Stock:

     In May 2000, the Company converted 170,000 shares of its 6-1/2% Convertible Preferred Stock and issued 314,500 shares of Common Stock.

Net Income (Loss) Per Common Share

     A reconciliation of the components of basic and diluted net income (loss) per common share for the three and six months ended June 30, 2000 and 1999 is presented in the table below (in thousands, except per share amounts):


                                                                          Three Months Ended           Six Months Ended
                                                                                June 30,                     June 30,
                                                                    ----------------------------------------------------------
                                                                          2000         1999            2000         1999
                                                                          ----         ----            ----         ----

Basic net income (loss) per share:
  Net loss                                                             ($22,267)      ($6,617)      ($31,364)     ($9,828)
  Less:  Preferred Stock dividends                                       (1,541)       (1,726)        (3,152)      (3,479)
                                                                        --------  ------------    -----------   ----------
Loss attributable to common shareholders                               ($23,808)      ($8,343)      ($34,516)    ($13,307)
                                                                       =========      ========      =========    =========
Weighted average shares of common stock outstanding                      31,300        31,600         31,200       31,600
                                                                         ------        ------         ------       ------
Basic net income (loss) per share                                        ($0.76)       ($0.26)        ($1.11)      ($0.42)
                                                                         =======       =======        =======      =======
Diluted net income (loss) per share:
  Weighted average shares of common stock outstanding                    31,300        31,600         31,200       31,600
Effect of dilutive securities:
  Preferred stock, warrants and stock options (1)                            --             -              -           --
                                                                    -----------    ----------      ---------   ----------
Average shares of common stock outstanding including
  dilutive securities                                                    31,300        31,600         31,200       31,600
                                                                         ======        ------         ------       ------
Diluted net loss per share                                               ($0.76)       ($0.26)        ($1.11)      ($0.42)
                                                                         =======       =======        =======      =======

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

     The Company utilizes commodity swaps and options and other commodity price risk management ("CPRM") transactions related to a portion of its oil and natural gas production to achieve a more predictable cash flow, and to reduce its exposure to price fluctuations. The Company accounts for these transactions in compliance with current generally accepted accounting principles as hedging activities or uses mark-to-market accounting for those contracts that do not qualify for hedge accounting. As of June 30, 2000, the Company has various natural gas and oil price risk management contracts in place with respect to substantial portions of its estimated remaining production for calendar year 2000 and with respect to lesser portions of its estimated production for 2001 and 2002. The Company expects to reduce the current amount of price risk management contracts that it has in place over the next 12 to 24 months in an effort to limit its future exposure to the mark-to-market accounting rules requiring the immediate recognition of non-cash unrealized gains and losses that cause large unpredictable swings in reported results of operations and related earnings per share.

     The following table sets forth certain operations data of the Company for the periods presented:


                                          Three Months Ended   Six Months Ended
                                               June 30,             June 30,
                                          ------------------   ----------------

                                            2000       1999      2000     1999
                                            ----       ----      ----     ----

Oil and Gas Sales, Net of Hedging
  Activities ($'s in 000's)               $52,468    $34,445   $97,842  $65,986

Weighted Average Sales Prices:

   Oil (per Bbl)
   - Unhedged                              $27.57     $16.01    $27.71   $13.68
   - Hedge  settlements                     (2.89)      3.27     (2.69)    4.91
                                         ---------   --------   -------  -------
     Net realized                          $24.68     $19.28    $25.02   $18.59

   Gas (per Mcf)
   - Unhedged                               $3.13      $1.79     $2.64   $ 1.68
   - Hedge  settlements                     (0.63)     (0.03)    (0.39)    0.03
                                         ---------   --------   -------  -------
     Net realized                           $2.50      $1.76     $2.25   $ 1.71

     Net Production Data:

   Oil (MBbl)                               1,047        881     2,014    1,767
   Gas (MMcf)                              10,645      9,914    21,051   19,408
   Gas equivalent (MMcfe)                  16,927     15,200    33,136   30,013
   Daily production (Mmcfe)                   186        167       182      166

Operations Data per Mcfe:

   Oil and gas sales revenues (Unhedged)   $ 3.67     $ 2.09    $ 3.36   $ 1.89
   Hedged and non-hedge cash settlements   $(1.02)     $0.20     (0.80)  $ 0.34
   Oil and gas operating  expenses          (0.49)     (0.52)    (0.46)   (0.51)
   Production taxes                         (0.23)     (0.13)    (0.23)   (0.14)
   General and administrative               (0.09)     (0.08)    (0.09)   (0.08)
   Depreciation, depletion and amortization (0.85)     (0.90)    (0.85)   (0.90)
                                            -----      -----     -----    -----
   Pre-tax operating profit (1)             $0.99      $0.66     $0.93    $0.60
                                            =====      =====     =====    =====
   Operating Cash flow (1)                  $1.84      $1.56     $1.78    $1.50
                                            =====      =====     =====    =====

     (1) Excludes non-cash mark-to-market commodity price risk management activities, interest income and interest expense.


     RESULTS OF OPERATIONS

     Three Months Ended June 30, 2000 Compared to June 30, 1999

     Revenues

     During the second quarter of 2000, oil and gas sales revenues ne of hedging activities increased 53% from $34.4 million to $52.5 million when compared to the prior year comparable period due principally to substantially higher commodity prices realized in the second quarter of 2000. Average hedged price realizations, excluding non- hedge Commodity Price Risk Management activities ("CPRM"), for both oil and natural gas in the second quarter of 2000 compared to last year's second quarter were higher by 28% and 42%, respectively. Oil production volume during the second quarter of 2000 increased by 19% and natural gas production increased by 7% compared to the
prior  year   comparable   period.   Natural  gas  production   represented
approximately 63% of total Company production on an Mcfe basis, compared to the 65% produced in the second quarter of 1999.

     As a result of escalating commodity prices during the second quarter of 2000, CPRM activities, including hedged and non-hedged transactions, reduced reported revenues by $61.0 million, including $17.2 million in cash settlements paid out by the Company ($9.7 million in hedge and $7.5 million in non-hedge) and $43.8 million in non- cash mark-to-market losses recorded as required by current accounting rules. In the prior year second quarter when commodity prices were substantially lower, the Company received $3.1 million in cash settlements ($2.7 million in hedge and $0.4 million in non-hedge) and reported a non-cash mark-to-market loss of $15.5 million.

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

     Income (Loss) Before Income Taxes

     The Company's reported loss before income tax benefits for the second quarter of 2000 was $34.3 million. This compares to a pre-tax loss of $10.2 million reported in the second quarter of 1999. The increased loss primarily reflects the impact of the cash and non-cash CPRM activities.

     Income Taxes

     Income tax benefits were recorded for the 2000 second quarter in the amount of $12.0 million as a result of the reported pre-tax loss. The second quarter 1999 income tax benefit recorded was $3.6 million.

     Six Months Ended June 30, 2000 Compared to June 30, 1999

     Revenues

     For the first six months of 2000, oil and gas sales revenues net of hedging activities increased $31.9 million, or 48% to $97.8 million when compared to the prior year comparable period primarily the result of both higher production and higher commodity prices. Natural gas production increased 8% over the prior year first half. Average Mcfe price realizations net of hedging activities increased by 34% in the first half of 2000 compared to last year's first six months. Natural gas production represented approximately 64% of total Company production on an Mcfe basis compared to the 65% reported for the first six months of 1999. Oil production increased by 14% over the prior year comparable period due to new property additions during the first half of the year.

     CPRM activities, including hedged and non-hedged transactions, during the first half of 2000 resulted in reported revenue reductions of $92.6 million compared to reductions of $12.9 million reported in the prior year comparable period. The first half 2000 reductions consisted of $26.6 million in actual cash settlements paid and $66.0 million in non-cash mark-to-market unrealized future losses related to CPRM activities. In the prior year comparable period, $10.1 million in cash settlements were received while the non-cash mark-to-market unrealized loss component was $23.0 million.

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

     Income (Loss) Before Income Taxes

     The Company's reported loss before income tax benefits for the first six months of 2000 was $48.3 million. This compares to a pre-tax loss of $15.1 million reported for the first six months of 1999. The 2000 and 1999 first half reported losses are the result of recognizing the required non-cash mark-to-market unrealized CPRM losses as required by current accounting rules. Excluding the effect of the non-cash mark-to-market unrealized CPRM losses income before income taxes was $17.7 million and $7.9 million for the first half of 2000 and 1999, respectively.

     Income Taxes

     Income tax benefits were recorded for the first six months of 2000 in the amount of $16.9 million as a result of the reported pre-tax loss. The benefit for income taxes for the comparable six month period of 1999 was $5.3 million.

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

     The Company entered into interest rate swap agreements convertin two long-term debt fixed rate obligations to floating rate obligations as follows:


    Agreement     Transaction      Fixed        Floating     Floating Rate
      Amount          Date          Rate          Rate      Expiration Date
    ---------     -----------      -----        --------    ---------------

  $100 million       12/97         8.875%        8.875%    September 15, 2000(a)
  $85 million        12/97        10.500%        11.25%    October 1, 2000(a)
  $50 million         1/98         8.875%        8.875%    September 15, 2000(a)


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

     Cash Flow

     Operating cash flow, a measure of performance for exploration and production companies, is generally derived by adjusting net income to eliminate the effects of the non-cash components included in the net income calculation such as depreciation, depletion and amortization expense, provision for deferred income taxes, ceiling test provisions, and the non-cash effects of investing and CPRM activities. Operating cash flow before Balance Sheet items was approximately $23.9 million in the second quarter of 2000, a 26% increase over the prior year second quarter of $19.0 million. The Company had working capital deficit of $56.4 million as of June 30, 2000 compared to the $14.2 million deficit as of March 31, 2000. The deficit is created by the recording of non-cash mark-to-market losses related to derivatives activities and recorded under current obligations in the balance sheet as required by current accounting rules. Excluding the mark-to-market items, working capital would have been positive $9.4 million at June 30, 2000 before recognizing the unused $55.5 million available under the Company's Revolving Credit Facility.

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

     Information Regarding Forward Looking Statements

     The information contained in this Form 10-Q includes certain forward-looking statements. When used in this document, such words as "expect", "believes", "potential", and similar expressions are intended to identify forward- looking statements. Although the Company believes that its expectations are based on reasonable assumptions, it is important to note that actual results could differ materially from those projected by such forward-looking statements. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, the timing and extent of changes in commodity prices for oil and gas, the need to develop and replace reserves, environmental risk, the substantial capital expenditures required to fund its operations, drilling and operating risks, risks related to exploration and development, uncertainties about the estimates of reserves, competition, government regulation and the ability of the Company to implement its business strategy.

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


                                             BELCO OIL & GAS CORP.,
                                             a Nevada corporation
                                             (REGISTRANT)




     Date   3/8/01                           /s/ LAURENCE   D.   BELFER
                                             --------------------------------
                                             Laurence D. Belfer, Vice-Chairman



     Date   3/8/01                           /s/ DOMINICK J. GOLIO
                                             --------------------------------
                                             Dominick J. Golio,
                                             Senior Vice President - Finance
                                             and Chief Financial Officer