Form 10-Q/A
period 2000-09-30
BELCO OIL & GAS CORP
filed 2001-03-08
CIK 889005

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

                                TABLE OF CONTENTS


                                                                           Page

                                     PART I
                              FINANCIAL INFORMATION



Introductory Statement.........................................................1

Item 1. Financial Statements:

     Condensed  Consolidated  Balance  Sheets at September 30, 2000 and
        December 31, 1999......................................................2

     Condensed  Consolidated  Statements  of  Operations  for the three and nine months ended September 30, 2000 and 1999......................3

     Consolidated  Statements of Stockholders'  Equity for the nine months ended September 30, 2000...............................................4

     Condensed  Consolidated  Statements of Cash Flows for the nine months ended September 30, 2000 and 1999......................................5

     Notes to Unaudited Condensed Consolidated Financial Statements............6

Item 2.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations..............................................12

Signatures....................................................................20

                             INTRODUCTORY STATEMENT


     Belco is filing this Form 10-Q/A for the quarterly period ended September 30, 2000 to restate the financial information pertaining to recognition of mark-to-market losses on certain commodity price risk management ("CPRM") transactions as more fully explained in the following paragraphs.

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

                                                                                  September 30, 2000      December 31, 1999
                                                                                      (Unaudited)

                                        ASSETS
                                        ------
CURRENT ASSETS:
         Cash and cash equivalents (including restricted cash of $800,000 at
           December 31, 1999).........................................................     $ 1,276             $  2,105
         Accounts receivable..........................................................      34,720               24,870
         Income taxes receivable......................................................          --                6,661
         Assets from commodity price risk management activities.......................       8,893                2,879
         Commodity Price Risk Management related funds on deposit.....................       1,000                   --
         Other current assets.........................................................       6,247                3,496
                                                                                           -------               ------
                  Total current assets ...............................................      52,136               40,011
                                                                                            ------               ------
PROPERTY AND EQUIPMENT:
  Oil and gas properties at cost based on full cost accounting--
         Proved oil and gas properties................................................   1,136,430            1,008,261
         Unproved oil and gas properties..............................................      78,937               71,075
         Less-- Accumulated depreciation, depletion and amortization..................    (660,031)            (619,446)
                                                                                          ---------            ---------
                  Net oil and gas properties..........................................     555,336              459,890
                                                                                          --------              -------
         Building and other equipment.................................................       9,054                9,107
         Less-- Accumulated depreciation..............................................      (3,563)              (2,634)
                                                                                        -----------         ------------
                  Net building and other equipment....................................       5,491                6,473
                                                                                        ----------          -----------
OTHER ASSETS..........................................................................       5,651                4,599
                                                                                        ----------          -----------
                  Total assets........................................................    $618,614             $510,973
                                                                                          ========             ========
                                LIABILITIES AND EQUITY
CURRENT LIABILITIES:
         Accounts payable............................................................     $ 23,235             $ 17,970
         Liabilities from commodity price risk management activities.................       85,517               17,822
         Accrued interest............................................................        7,481                7,098
         Other accrued liabilities...................................................       11,246                5,510
                                                                                            ------              -------
                  Total current liabilities..........................................      127,479               48,400
                                                                                           -------               ------
LONG-TERM DEBT.......................................................................      374,819              306,744
DEFERRED INCOME TAXES................................................................       13,430               33,638
LIABILITIES FROM COMMODITY PRICE RISK MANAGEMENT ACTIVITIES..........................       31,064                8,219
STOCKHOLDERS' EQUITY:
         6-1/2% Convertible Preferred stock, $.01 par value; 10,000,000 shares authorized; 3,750,700 and 3,985,300 shares issued and
           outstanding at September 30, 2000 and December 31, 1999, respectively                38                   40
         Common stock ($.01 par value, 120,000,000 shares authorized;
           31,805,240 and 31,797,300 shares issued at September 30, 2000 and
           December 31, 1999, respectively)..........................................          318                  318
         Additional paid-in capital..................................................       294,555             297,225
         Retained earnings (deficit).................................................      (219,362)           (177,111)
         Treasury Stock, 313,575 and 704,900 shares at September 30, 2000 and
           December 31, 1999, respectively...........................................       (1,921)              (4,317)
         Unearned compensation.......................................................       (1,053)              (1,430)
         Notes receivable for equity interest........................................         (753)                (753)
                                                                                      -------------        -------------
                  Total stockholders' equity.........................................       71,822              113,972
                                                                                        ----------            ---------
                  Total liabilities and stockholders' equity.........................     $618,614             $510,973
                                                                                          ========             ========


     The accompanying notes are an integral part of these condensed financial statements.

                              BELCO OIL & GAS CORP.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                      (in thousands, except per share data)
                                   (Unaudited)



                                                                       Three Months Ended       Nine Months Ended
                                                                             September 30,          September 30,

                                                                       2000          1999             2000         1999
                                                                       ----          ----             ----         ----

REVENUES:
   Oil and gas sales, net of cash hedging activities                  $50,999        $38,228        $148,841     $104,215
   Non-Hedge Commodity Price Risk Management Activities
       - cash settlements (a)                                          (9,743)        (1,047)        (22,738)        (121)
   Interest and other                                                     214            275             714          675
                                                                     --------       --------       ---------    ---------
      Net revenues                                                     41,470         37,456         126,817      104,769
                                                                       ------         ------         -------      -------
COSTS AND EXPENSES:
   Oil and gas operating expenses                                      10,226          6,683          25,427       22,162
   Production taxes                                                     3,402          2,884          10,924        6,986
   Depreciation, depletion and amortization                            13,500         13,247          41,666       40,259
   General and administrative                                           1,506          1,178           4,651        3,651
   Interest expenses                                                    5,030          5,838          18,632       16,188
   Non-cash change in fair value of derivatives                        17,337         22,210          83,300       45,225
                                                                       ------         ------          ------       ------
      Total costs and expenses                                         51,001         52,040         184,600      134,471
                                                                       ------         ------         -------      -------
INCOME (LOSS) BEFORE INCOME TAXES                                      (9,531)       (14,584)        (57,783)     (29,702)
PROVISION (BENEFIT) FOR INCOME TAXES                                   (3,336)        (5,104)        (20,224)     (10,396)
                                                                      --------        -------        --------     --------
NET INCOME (LOSS)                                                      (6,195)        (9,480)        (37,559)     (19,306)
PREFERRED STOCK DIVIDENDS                                              (1,540)        (1,727)         (4,692)      (5,205)
                                                                   -----------      ---------     -----------  -----------
NET INCOME (LOSS) APPLICABLE TO COMMON STOCK                          $(7,735)      $(11,207)       $(42,251)    $(24,511)
                                                                      ========      =========       =========    =========
NET INCOME (LOSS) PER SHARE OF COMMON STOCK,
  Basic and fully diluted                                              $(0.25)        $(0.35)         $(1.35)      $(0.78)
                                                                       =======        =======         =======      =======
AVERAGE NUMBER OF COMMON SHARES USED IN
 COMPUTATION, Basic and fully diluted                                  31,427         31,600          31,259       31,600
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

                     BELCO OIL & GAS CORP. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (in thousands)
                                   (Unaudited)




                                                                      Additional
                                Preferred Stock     Common Stock        Paid-In
                                ----------------   ----------------
                                Shares    Amount   Shares    Amount     Capital
                                ------    ------   ------    ------  -----------


BALANCE, December 31, 1999....   3,985  $    40    31,797   $   318    $297,225

Exchanges of Preferred Stock to
  Common Stock................    (215)      (2)       --        --      (2,394)
Exercise of Stock Options.....      --       --         1        --           9
Repurchase of Preferred Stock      (21)      --        --        --        (303)
Restricted Stock Issued.......      --       --        10        --          49
Restricted Stock Forfeited....      --       --        (3)       --         (31)
Restricted Stock Amortized          --       --        --        --          --
Net Income (Loss).............      --       --        --        --          --
Preferred Dividend Paid.......      --       --        --        --          --
Treasury Stock Acquisitions         --       --        --        --          --
Payment Received..............      --       --        --        --          --
                                 -----   ------    -------    ------    --------

BALANCE, September 30, 2000      3,751   $    38   31,805     $ 318    $294,555
                                 =====   =======   ======     ======    ========
Comprehensive Income..........




                                                     Retained      Receivable
                                    Unearned         Earnings      for Equity
                                  Compensation       (Deficit)      Interest
                                 --------------      ---------   --------------


BALANCE, December 31, 1999....        $(1,430)      $(177,111)    $    (753)

Exchanges of Preferred Stock to
  Common Stock................             --              --            --
Exercise of Stock Options.....             --              --            --
Repurchase of Preferred Stock              --              --            --
Restricted Stock Issued.......            (49)             --            --
Restricted Stock Forfeited....             31              --            --
Restricted Stock Amortized                395              --            --
Net Income (Loss).............             --         (37,559)           --
Preferred Dividend Paid.......             --          (4,692)           --
Treasury Stock Acquisitions                --              --            --
Payment Received..............             --              --            --
                                      --------       ---------    ----------

BALANCE, September 30, 2000           $(1,053)      $(219,362)    $    (753)
                                      ========      ==========    ==========
Comprehensive Income..........




                                  Treasury Common Stock
                                  ---------------------            Comprehensive
                                    Shares    Amount      Total        Income
                                    ------    ------     -------   -------------


BALANCE, December 31, 1999....       (705)   $(4,317)   $113,972     $     --

Exchanges of Preferred Stock to
  Common Stock................        391      2,396          --           --
Exercise of Stock Options.....         --         --           9           --
Repurchase of Preferred Stock          --         --        (303)          --
Restricted Stock Issued.......         --         --          --           --
Restricted Stock Forfeited....         --         --          --           --
Restricted Stock Amortized             --         --         395           --
Net Income (Loss).............         --         --     (37,559)     (37,559)
Preferred Dividend Paid.......         --         --      (4,692)          --
Treasury Stock Acquisitions            --         --          --           --
Payment Received..............         --         --          --           --
                                   ------    --------    --------   ---------

BALANCE, September 30, 2000...       (314)   $(1,921)    $71,822
                                     =====   ========    =======
Comprehensive Income..........                                       $(37,559)
                                                                     =========


     The accompanying notes to consolidated financial statements are an integral part of these statements.

                              BELCO OIL & GAS CORP.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (Unaudited)

                                                                                                     Nine Months Ended
                                                                                                       September 30,
                                                                                                      2000        1999

CASH FLOWS FROM OPERATING ACTIVITIES:

         Net loss..............................................................................    ($37,559)     ($19,306)
         Adjustments to reconcile net income (loss) to net operating cash inflows--
                  Depreciation, depletion and amortization.....................................      41,666        40,259
                  Deferred tax benefit.........................................................     (20,224)      (10,396)
                  Commodity price risk management activities...................................      21,619        10,904
                  Other........................................................................         275           150

                  Changes in operating assets and liabilities -
                    Commodity price risk management............................................      61,681        14,427
                    Accounts receivable, oil and gas...........................................      (3,279)        6,300
                    Commodity price risk management funds on deposit...........................      (1,000)       19,895
                    Other current assets.......................................................      (2,558)       (5,242)
                    Accounts payable and accrued liabilities...................................      11,384        (2,727)
                                                                                                     ------       --------
                           Net operating cash inflows..........................................      72,005        54,264

CASH FLOWS FROM INVESTING ACTIVITIES:

         Exploration and development expenditures..............................................     (76,729)      (34,688)
         Purchases of oil and gas properties...................................................     (69,959)      (17,141)
         Proceeds from sale of oil and gas properties..........................................      10,658             2
         Other property additions..............................................................        (417)         (308)
         Sale of gas plant.....................................................................         317            --
         Changes in other assets...............................................................         143          (149)
                                                                                                -----------     ----------
                           Net investing cash outflows.........................................    (135,987)      (52,284)

CASH FLOWS FROM FINANCING ACTIVITIES:

         Repurchase of bonds...................................................................      (2,850)            -
         Repurchases of common stock...........................................................          --          (649)
         Repurchases of preferred stock........................................................        (303)       (1,090)
         Long-term borrowings..................................................................     255,700        25,500
         Long-term debt repayments.............................................................    (184,100)      (18,000)
         Preferred dividend paid...............................................................      (4,692)       (5,205)
         Credit agreement fees.................................................................        (611)           --
         Other.................................................................................           9            --
                                                                                                 ----------   -----------
                           Net financing cash inflows..........................................      63,153           556

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS...............................................        (829)        2,536

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD...............................................       2,105         2,435
                                                                                                    -------         -----

CASH AND CASH EQUIVALENTS AT END OF PERIOD.....................................................      $1,276        $4,971
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

                                                             Average
                                             Volume         Realized
                              Year          Per Day           Price
                              ----          -------         --------

Oil - Barrels  per day        2000           9,848           $19.00
                              2001           6,082           $19.60
                              2002           4,930           $21.00
                              2003           1,479           $19.10



                                                            Average
                                             Volume        Realized
                              Year          Per Day          Price
                              ----          -------        --------

Gas - MMBtu per day           2000          70,815            $2.40
                              2001          85,000            $2.45
                              2002          35,000            $2.75
                              2003          10,000            $3.35


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

     For the three months ended September 30, 2000, we recorded as required by existing accounting rules non- hedge commodity price risk management losses of $27.0 million, consisting of $9.7 million in cash settlements and $17.3 million in unrealized non-cash mark-to-market losses. This compares to a $23.3 million net loss consisting of $1.0 million in cash settlements paid and $22.2 million in unrealized non-cash mark-to-market losses reported for the 1999 comparable period. For the first nine months of 2000, we recorded non-hedge commodity price risk management losses of $106.0 million, consisting of $22.7 million in cash settlements and $83.3 million in unrealized non-cash mark- to-market losses due to substantial increases in commodity prices through September 30, 2000. For the first nine months of 1999, we recorded non-hedge commodity price risk management losses of $45.3 million consisting of $0.1 million in cash settlements paid and $45.2 million in unrealized non-cash mark-to-market losses. Letters of credit and cash deposits in the amount of $27.5 million in favor of counterparties were outstanding at September 30, 2000 and related to unrealized non-cash mark-to-market and potential hedge losses at that date.

     The following table and notes thereto cover our pricing and notional volumes on open natural gas and oil commodity hedges as of September 30, 2000:


                                                                                        Production Periods
                                                                     --------------------------------------------------------
                                                                           2000         2001          2002         2003
                                                                           ----         ----          ----         ----

GAS (1) --

  Price swaps sold -- receive fixed price (thousand MMBtu)(2)............   1,535          905            -          913
     Average price, per MMBtu............................................   $2.34        $2.30            -        $3.35

  Price swaps bought-- pay fixed price (thousand MMBtu)(3)...............    (388)      (1,825)           -           --
     Average price, per MMBtu............................................   $3.75        $3.80            -            -


        Sub-total - net swap volume (thousand MMBtu).....................   1,147         (920)          --           --
                                                                            -----         -----     -------      -------

  Collars (thousand MMBtu)(4)............................................   3,528        9,125        5,475        2,738
                                                                            -----        -----        -----        -----
     Average floor price, per MMBtu......................................   $1.39        $1.91        $2.50        $2.85
     Average ceiling price, per MMBtu....................................   $2.68        $2.85        $3.49        $4.58
                                                                            -----        -----        -----        -----

  Purchased options (thousand MMBtu).....................................  (1,150)          --           --           --
                                                                           -------     -------      -------      -------
       Average ceiling (call) price......................................   $3.29           --           --           --


  TOTAL NET HEDGE RELATED GAS VOLUMES (thousand MMBtu)                      3,525        8,205        5,475        3,651
                                                                            =====        =====        =====        =====


                                                                                        Production Periods
                                                                     --------------------------------------------------------
                                                                           2000         2001          2002         2003
                                                                           ----         ----          ----         ----
                                                                                            (Continued)


OIL --

  Price swaps sold-- receive fixed price (MBbls)(2)(3)                        420        1,170          660         240
     Average price, per Bbl                                                $18.57       $19.54       $19.51      $19.60
  Price swaps bought - pay fixed price (MBbls)(2)(3)                         (336)         (75)          --          --
     Average price, per Bbl                                                $25.25       $28.87           --          --

        Sub-total - net swap volumes                                           84        1,095          660         240
                                                                               --        -----          ---         ---

  Purchased collars - (Mbbls)(4)                                              (45)          --           --          --
    Average floor price, per Bbl                                           $18.45           --           --          --
    Average ceiling price, per Bbl                                         $21.80           --           --          --
                                                                           ------   ----------   ----------     -------
  Collars sold (MBbls)(4)                                                     360          300          120          --
                                                                         --------     --------     --------     -------
     Average floor price, per Bbl                                          $17.88       $18.30       $19.00          --
     Average ceiling price, per Bbl                                        $21.23       $22.12       $22.63          --

  TOTAL NET HEDGE RELATED OIL VOLUMES (MBbls)                                 399        1,395          780         240
                                                                              ===        =====          ===         ===

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

     Non-Hedging Transactions

     We use the mark-to-market method of accounting for instruments that do not qualify for hedge accounting treatment. The first nine months of 2000 results of operations included an aggregate non-cash pre-tax loss of $83.3 million related to these activities resulting from net change in the value of Belco's market-to-market portfolio of price risk management activities. At September 30, 2000, Belco's consolidated balance sheet reflects $10.2 million and $116.6 million of price risk management assets and liabilities, respectively.

     The following table and notes thereto cover Belco's pricing and notional volumes on open natural gas and oil financial instruments at September 30, 2000, that do not qualify for hedge accounting:


                                                                                        Production Periods
                                                                  ---------------------------------------------------------------
                                                                           2000         2001          2002         2003
                                                                        ----------   ----------    ----------   ----------

GAS  --

  Calls bought (thousand MMBtu)(1).......................................  (1,380)           -            -           -
     Average price, per MMBtu............................................   $2.97            -            -           -
  Calls sold (thousand MMBtu)(1).........................................   2,760        3,650        3,650           -
     Average price, per MMBtu............................................   $2.82        $3.23        $2.91           -
        Sub-total net call volume (thousand MMBtu).......................   1,380        3,650        3,650           -
                                                                            -----        -----        -----      ------

  Price Swaps Sold-- receive fixed price (thousand MMBtu)(2).............   1,840        3,650            -           -
     Average price, per MMBtu............................................   $2.30        $2.51            -           -
  Price Swaps Bought - pay fixed price (thousand MMBtu)(2)...............       -       (1,365)           -           -
    Average price, per MMBtu.............................................       -        $3.29            -           -
       Sub-total net swap volume.........................................   1,840        2,285            -           -
                                                                            -----        -----     --------      ------

  Puts Sold (thousand MMBtu)(1)..........................................    (230)      (1,365)           -           -
                                                                             -----      -------    --------      ------
     Average price, per MMBtu............................................   $3.79        $3.21            -           -
  Extension Swaps Sold - receive fixed price (thousand MMBtu)............       -       18,250        3,650           -
                                                                         --------       ------        -----      ------
    Average price, per MMBtu.............................................       -        $2.56        $2.65           -

  TOTAL NON-HEDGE GAS VOLUMES (thousand MMBtu)...........................   2,990       22,820        7,300           -
                                                                            =====       ======        =====      ======

OIL --

  Price Swaps Bought-- pay fixed price (MBbl)..........................       (90)           -            -           -
     Average price, per Bbl............................................    $22.10            -            -           -
  Price Swaps Sold-- receive fixed price (MBbls) (2)...................       105          120            -           -
     Average price, per Bbl............................................    $18.87       $17.25            -           -
        Sub-total net swap volume......................................        15          120            -           -
                                                                               --          ---       ------      ------

  Calls Bought (MBbls)(1)..............................................         -            -            -           -
     Average price, per Bbl............................................         -            -            -           -
  Calls Sold (MBbls)(1)................................................       630          840          720           -
     Average price, per Bbl............................................    $20.12       $20.21       $22.00           -
        Sub-total net call volume......................................       630          840          720           -
                                                                              ---          ---          ---      ------

  Puts Sold (MBbls)(1).................................................      (228)        (255)           -           -
     Average price, per Bbl............................................    $21.22       $19.78            -           -
  Puts Bought (MBbls)(1)...............................................        90            -            -           -
     Average price, per Bbl............................................    $17.17            -            -           -
        Sub-total net puts volume......................................      (138)        (255)           -           -
                                                                             -----        -----      ------      ------

  Extension Swaps Sold, receive fixed price (MBbls)....................         -            -          300         300
                                                                           ------       ------          ---         ---
     Average price, per Bbl............................................         -            -       $18.86      $18.86
  Extension Collars Sold...............................................         -          120            -           -
                                                                           ------          ---       ------      ------
    Average ceiling price..............................................         -       $20.35            -           -
    Averge floor price.................................................         -       $17.50            -           -

  TOTAL NON-HEDGE OIL VOLUMES (MBbls)..................................       507          825        1,020         300
                                                                              ===          ===        =====         ===


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

Net Income (Loss) Per Common Share

     A reconciliation of the components of basic and diluted net income (loss) per common share for the three and nine months ended September 30, 2000 and 1999 is presented in the table below (in thousands, except per share amounts):


                                                                          Three Months Ended           Nine Months Ended
                                                                            September 30,                September 30,
                                                                    ------------------------------- -----------------------
                                                                          2000         1999            2000         1999
                                                                          ----         ----            ----         ----

Basic net income (loss) per share:

  Net loss                                                              ($6,195)      ($9,480)      ($37,559)    ($19,306)

  Less:  Preferred Stock dividends                                       (1,540)       (1,727)        (4,692)      (5,205)
                                                                     -----------   -----------    -----------  -----------

Loss attributable to common shareholders                                ($7,735)     ($11,207)      ($42,251)    ($24,511)
                                                                        ========     =========      =========    =========

Weighted average shares of common stock outstanding                      31,427        31,600         31,259       31,600
                                                                         ------        ------         ------       ------

Basic net income (loss) per share                                        ($0.25)       ($0.35)        ($1.35)      ($0.78)
                                                                         =======       =======        =======      =======
Diluted net income (loss) per share:
  Weighted average shares of common stock outstanding                    31,427        31,600         31,259       31,600
Effect of dilutive securities:
  Preferred stock, warrants and stock options (1)                            --             -              -           --
                                                                         ------       -------         ------      -------
Average shares of common stock outstanding including
  dilutive securities                                                    31,427        31,600         31,259       31,600
                                                                         ======        ======         ======       ======

Diluted net loss per share                                               ($0.25)       ($0.35)        ($1.35)      ($0.78)
                                                                         =======       =======        =======      =======


     (1) Amounts are not included in the computation of diluted net loss per share because to do so would have been antidilutive.

Note 5 -   Long Term Debt:
           --------------

     Long term debt consists of the following at September 30, 2000 and 1999 (in thousands):


                                                                 September 30,
                                                               2000       1999
                                                               ----       ----

Revolving credit facility due 2004.....................     $113,600    $42,000
8-7/8% Senior Subordinated Notes due 2007 .............      147,000    150,000
10-1/2% Senior Subordinated Notes due 2006, including
   premium totaling approximately $5.7 and $6.5 million
   for 2000 and 1999, respectively.....................      114,219    114,744
                                                             -------    -------
          Total Debt ..................................      374,819    306,744
Less: Current maturities...............................            -          -
                                                            --------    --------
Long term debt.........................................     $374,819   $306,744
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

     The following table sets forth certain operations data for the periods presented:


                                        Three Months Ended   Nine Months Ended
                                           September 30,       September 30,
                                        ------------------   -----------------
                                          2000      1999       2000     1999
                                          ----      ----       ----     ----

Oil and Gas Sales,  Net of Hedging
  Activities (in 000's)                 $50,999   $38,228    $148,841  $104,215
Weighted Average Sales Prices:
  Oil (per Bbl)
  - Unhedged                             $31.00    $20.16      $28.78    $15.75
  - Hedge settlements                     (5.73)     0.25       (3.69)     3.42
                                        --------  -------    --------- --------
    Net  realized                        $25.27    $20.41      $25.09    $19.17
  Gas (per  Mcf)
  - Unhedged                              $3.87     $2.34       $3.04     $1.90
  - Hedge settlements                     (1.25)    (0.15)      (0.67)    (0.03)
                                         -------   -------    -------     ------
    Net realized                          $2.62     $2.19       $2.37     $1.87
Net Production  Data:
  Oil (MBbl)                                981       829       2,995     2,596
  Gas (MMcf)                              9,998     9,745      31,049    29,153
  Gas equivalent (MMcfe)                 15,883    14,719      49,019    44,732
  Daily  production (Mmcfe)                 173       160         179       164
Operations Data per Mcfe:
  Oil and gas sales revenues (Unhedged)   $4.35     $2.68       $3.68     $2.15
  Hedged and non-hedge cash settlements   (1.75)    (0.16)      (1.11)     0.17
  Oil and gas operating expenses          (0.64)    (0.45)      (0.52)    (0.50)
  Production taxes                        (0.21)    (0.20)      (0.22)    (0.15)
  General and administrative              (0.09)    (0.08)      (0.09)    (0.08)
  Depreciation, depletion and amortization(0.85)    (0.90)      (0.85)    (0.90)
                                          ------    ------      ------    ------
  Pre-tax operating profit (1)            $0.81     $0.89       $0.89     $0.69
                                          =====     =====       =====     =====
  Operating cash flow (1)                 $1.66     $1.79       $1.74     $1.59
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

     As a result of escalating commodity prices during the third quarter of 2000, CPRM activities, including hedged and non-hedged transactions, reduced reported revenues by $27.8 million representing cash settlements paid out ($18.1 million in hedge and $9.7 million in non-hedge). In addition, $17.3 million in non-cash mark-to-market losses were recorded as required by current accounting rules. In the prior year third quarter when commodity prices were substantially lower, we paid $2.3 million in cash settlements ($1.3 million in hedge and $1.0 million in non-hedge) and reported a non-cash mark-to-market loss of $22.2 million.

     Costs and Expenses

     Production and operating expenses (or lifting costs) increased to $10.2 million for the third quarter of 2000 as compared to the $6.7 million for the comparable period in 1999. The increase is primarily due to newly acquired producing properties and the addition of over 100 new wells. Lifting costs on an equivalent unit basis were $0.64 per Mcfe in the third quarter of 2000, compared to $0.45 per Mcfe in the third quarter of 1999. Production taxes increased to $3.4 million from $2.9 million or to $0.21 from $0.20 per Mcfe due to higher commodity prices.

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

     Income (Loss) Before Income Taxes

     Our reported loss before income tax benefits for the third quarter of 2000 was $9.5 million. This compares to a pre-tax loss of $14.6 million reported in the third quarter of 1999. The reduced loss primarily reflects the impact of higher commodity prices offset by the cash and non-cash CPRM activities.

     Income Taxes

     Income tax benefits were recorded for the 2000 third quarter in the amount of $3.3 million as a result of the reported pre-tax loss. The third quarter 1999 income tax benefit recorded was $5.1 million.

     Nine months Ended September 30, 2000 Compared to September 30, 1999

     Revenues

     For the first nine months of 2000, oil and gas sales revenues net of hedging activities increased $44.6 million, or 43% to $148.8 million when compared to the prior year comparable period primarily the result of both higher production and higher commodity prices. Natural gas production increased 7% over the prior year first nine months. Average Mcfe price realizations net of hedging activities increased by 29% in the first nine months of 2000 compared to last year's first nine months. Natural gas production represented approximately 63% of total production on an Mcfe basis compared to the 65% reported for the first nine months of 1999. Oil production increased by 15% over the prior year comparable period due to property acquisitions and newly drilled well additions during the first nine months of the year.

     CPRM activities, including hedged and non-hedged transactions, during the first nine months of 2000 resulted in reported revenue reductions of $54.5 million compared to incremental revenues of $7.8 million reported in the prior year comparable period. The first nine months of 2000 reductions consisted of $54.5 million in actual cash settlements paid. In addition, $83.3 million in non-cash mark-to-market unrealized future losses related to CPRM activities were recorded in compliance with current accounting rules. In the prior year comparable period, $7.8 million in cash settlements were received while the non-cash mark-to-market unrealized loss component recorded was $45.2 million.

     Costs and Expenses

     Production and operating expenses during the first nine months of 2000 increased by 15% to $25.4 million compared to $22.2 million reported in the prior year comparable period. The increase was related to the addition of wells, both acquired and drilled in the current year. On an equivalent unit basis, lifting costs were $0.52 per Mcfe for the first nine months of 2000 compared to $0.50 per Mcfe in the first nine months of 1999. Production taxes were $0.22 and $0.16 per Mcfe for the first nine months of 2000 and 1999, respectively with the increase related to higher commodity prices.

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

     Income (Loss) Before Income Taxes

     Our reported loss before income tax benefits for the first nine months of 2000 was $57.8 million. This compares to a pre-tax loss of $29.7 million reported for the first nine months of 1999. The 2000 and 1999 first nine months reported losses are the result of recognizing the required non-cash mark-to-market unrealized CPRM losses as required by current accounting rules. Excluding the effect of the non-cash mark-to-market unrealized CPRM losses income before income taxes was $25.5 million and $15.5 million for the first nine months of 2000 and 1999, respectively.

     Income Taxes

     Income tax benefits were recorded for the first nine months of 2000 in the amount of $20.2 million as a result of the reported pre-tax loss. The benefit for income taxes for the comparable nine month period of 1999 was $10.4 million.

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

     We are required to pay to the banks a commitment fee based on the committed undrawn amount of the lesser of the aggregate commitments or the then effective borrowing base during a quarterly period equal to a percent that varies from 0.25% to 0.50% depending on the borrowing base usage.

     We entered into interest rate swap agreements converting two long-term debt fixed rate obligations to floating rate obligations as follows:


      Agreement      Transaction      Fixed      Floating      Floating Rate
       Amount            Date         Rate         Rate       Expiration Date
      ---------      -----------      ------     --------     ---------------

    $100 million        12/97         8.875%      8.875%    March 15, 2001(a)
    $85 million         12/97         10.500%     11.25%    October  1,  2000(a)
    $50  million        1/98          8.875%      8.875%    March 15, 2001(a)


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

     In February 2000, Belco closed a $40.5 million acquisition of oil and gas properties expected to add approximately 2,400 BOE per day to the existing production base. The transaction was financed through additional borrowings under the credit facility.

     In January 2000, Belco purchased $3 million face value of its 8- 7/8% Senior Subordinated Notes due 2007 at a discount in the open market resulting in a modest gain.

     Cash Flow

     Our principal sources of cash are operating cash flow and bank borrowings. Cash flow from operating activities for the nine months ending September 30, 2000 was $72.0 million, a 33% increase over the prior comparable period when $54.3 million was realized. The increase is the result of higher production volumes and higher commodity prices.

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

     Capital Expenditures

     Through September 30, 2000, net capital expended by Belco totaled $136.0 million, including $70.0 million identified with the acquisition of properties and property dispositions of $10.7 million. Capital expenditures for the full year 2000 are expected to total approximately $160.0 million net.

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

     We expect to incur additional hedge and non-hedge related cash settlement costs through the remainder of calendar year 2000 assuming commodity prices remain at current levels. This cash settlement amount is currently estimated at approximately $26 million utilizing the September 30, 2000 forward price curve applied to volumes of oil and gas expected to be produced during the three month period ending December 31, 2000. This estimated amount can increase or decrease if commodity prices rise or decline from the current levels used in developing this estimate. As cash settlements are made on volumes produced, no additional losses are expected to be recorded, unless actual prices increase above estimated future prices used in the September 30, 2000 mark-to-market calculation. Subsequent to September 30, 2000, both oil and natural gas futures prices have declined slightly and if such conditions persist, Belco may be required to record mark-to-market unrealized gains representing a reversal of previously reported mark- to-market unrealized losses. For the year 2001, Belco has approximately 6,780 BOPD and 85,000 MMBtu committed at average prices of $19.60 per bbl of oil and $2.45 per MMBtu of gas. The committed volumes assume the NYMEX forward curve reference prices as of September 30, 2000. No estimate of settlements or mark-to-market gains or losses are determinable as such amounts are contingent upon commodity prices at the time of production.

     In June 1998, the Financial Accounting Standard Board issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities" which was amended by Financial Accounting Standard No. 138 ("SFAS 138") in June 1999. SFAS 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. It also requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows derivatives gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. We will fully adopt SFAS 133 on
January 1, 2001, the effective date as amended by SFAS 138. We have not completely quantified the impact of adopting SFAS 133 on our financial statements and have not determined the final method of adoption of SFAS 133. However, SFAS 133 is expected to increase volatility of stockholder's equity, reported earnings (losses) and other comprehensive income. The current preliminary impact of full compliance with SFAS 133 on financial statements as if the implementation were to have occurred September 30, 2000, Belco would record an additional $11.5 million in current assets, $1.6 million in non-current assets, $39.0 million in current liabilities and $19.8 million in non-current liabilities related to Belco's existing oil and gas hedges based on the forward price curve in effect at September 30, 2000. These contracts should also qualify for hedge accounting treatment under SFAS 133. The total potential net liability of $45.7 million related to qualifying hedge instruments would be charged to Other Comprehensive Income and appear in the equity section of the balance sheet. This amount combined with amounts previously recorded on the balance sheet representing non-cash mark-to- market unrealized losses in the net amount of $93.7 million represent the full potential exposure of Belco's CPRM related activities that may or may not be realized as they are dependent on future commodity prices. After adoption, Belco will be required to recognize any hedge ineffectiveness in the income statement each period. In addition, Belco has three interest rate swaps that will be effected by SFAS 133. We currently believe these swaps will qualify for hedge accounting and as a result, Belco will be required to record an additional $2.4 million in current liabilities and $8.3 million in non-current liabilities with the offsetting charge to long-term debt. We would also record $160,000 to the income statement for the ineffective portion related to these swaps.

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


                                           BELCO OIL & GAS CORP.,
                                           a Nevada corporation
                                           (REGISTRANT)




Date       3/8/01                          /s/ LAURENCE D. BELFER
                                           -------------------------------------
                                           Laurence D. Belfer, Vice-Chairma



Date       3/8/01                          /s/ DOMINICK J. GOLIO
                                           -------------------------------------
                                           Dominick J. Golio,
                                           Senior Vice President - Finance
                                           and Chief Financial Officer