Form 10-K
period 2000-12-31
BELCO OIL & GAS CORP
filed 2001-03-30
CIK 889005

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                                       OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 1-14256

                             BELCO OIL & GAS CORP.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                NEVADA                                  13-3869719
   (STATE OR OTHER JURISDICTION OF                    (IRS EMPLOYER
    INCORPORATION OR ORGANIZATION)                 IDENTIFICATION NO.)
     767 FIFTH AVENUE, 46TH FLOOR                         10153
          NEW YORK, NEW YORK                            (ZIP CODE)
   (ADDRESS OF PRINCIPAL EXECUTIVE
               OFFICE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (212) 644-2200

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                                NAME OF EACH EXCHANGE
                                                                 ON WHICH REGISTERED
                                                               -----------------------
  COMMON STOCK, PAR VALUE $.01 PER SHARE                       NEW YORK STOCK EXCHANGE
  6 1/2% CONVERTIBLE PREFERRED STOCK, PAR VALUE $.01 PER       NEW YORK STOCK EXCHANGE
  SHARE

        SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant at March 19, 2001, was approximately $133.4 million (based on a value of $9.35 per share, the closing price of the Common Stock as quoted by the New York Stock Exchange on such date). 32,761,890 shares of Common Stock, par value $.01 per share, were outstanding on March 19, 2001.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the definitive proxy statement for the Registrant's 2001 Annual Meeting of Shareholders, to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, are incorporated by reference into Part III.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             BELCO OIL & GAS CORP.

                                   FORM 10-K

                               TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
                                     PART I
 ITEM 1   --  BUSINESS....................................................    1
              Overview....................................................    1
              Primary Operating Areas.....................................    1
              Costs Incurred and Drilling Results.........................    6
              Acreage.....................................................    7
              Productive Well Summary.....................................    8
              Marketing...................................................    8
              Production Sales Contracts..................................    9
              Price Risk Management Transactions..........................    9
              Texas Severance Tax Abatement...............................   10
              Section 29 Tax Credit.......................................   11
              Regulation..................................................   11
              Operating Hazards and Insurance.............................   13
              Title to Properties.........................................   13
              Employees...................................................   13
              Office and Equipment........................................   13
              Forward-Looking Information and Risk Factors................   15
              Executive Officers..........................................   22
              Certain Definitions.........................................   23
 ITEM 2   --  PROPERTIES..................................................   25
              Oil and Gas Reserves........................................   25
 ITEM 3   --  LEGAL PROCEEDINGS...........................................   25
 ITEM 4   --  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........   25
                                    PART II
 ITEM 5   --  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
              STOCKHOLDER MATTERS.........................................   26
 ITEM 6   --  SELECTED FINANCIAL DATA.....................................   27
 ITEM 7   --  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS...................................   28
              Overview....................................................   28
              Results of Operations -- 2000 Compared to 1999..............   29
              Results of Operations -- 1999 Compared to 1998..............   30
              Liquidity and Capital Resources.............................   31
              Other.......................................................   35
ITEM 7A   --  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
              RISK........................................................   35
 ITEM 8   --  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA....   36
 ITEM 9   --  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
              AND FINANCIAL DISCLOSURE....................................   36
                                    PART III
ITEM 10   --  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..........   36
ITEM 11   --  EXECUTIVE COMPENSATION......................................   36
ITEM 12   --  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
              MANAGEMENT..................................................   37
ITEM 13   --  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..............   37
                                    PART IV
ITEM 14   --  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
              8-K.........................................................   37

                             BELCO OIL & GAS CORP.

                                     PART I

ITEM 1 -- BUSINESS

OVERVIEW

     Belco Oil & Gas Corp. is an independent energy company engaged in the exploration for and the acquisition, exploitation, development and production of natural gas and oil in the United States primarily in the Rocky Mountains, the Gulf Coast, the Permian Basin and the Mid-Continent region. Since inception in April 1992, we have grown our reserve base through a program of acquisitions, exploration, exploitation and development drilling. Focusing in core areas allows us to accumulate detailed geologic and geophysical knowledge, significant operational efficiencies and technical expertise.

     We have achieved substantial growth in reserves, production, revenues and EBITDA (Earnings Before Interest, Taxes, Depreciation, Depletion and Amortization and other non-cash charges) since 1992. Our estimated proved reserves have increased at a compound annual growth rate of 35%, from 67 Bcfe as of December 31, 1992 to 726 Bcfe as of December 31, 2000, with a reserve life index of approximately 11.3 years based on 2000 production. Average daily production has increased from 4 MMcfe per day in 1992 to approximately 176 MMcfe per day in 2000. Similarly, the growth in Belco's EBITDA has been substantial, increasing from $2.9 million for the year ended December 31, 1992, to $112.1 million for the year ended December 31, 2000. Our low cost structure is evidenced by our general and administrative expenses of $0.10 per Mcfe and lease operating expenses and production taxes of $0.74 per Mcfe in 2000.

     At December 31, 2000, Belco had estimated proved reserves of 726 Bcfe with a pre-tax PV10 value of $2,256 million utilizing mandated SEC price guidelines. As of December 31, 2000, we held or controlled approximately 1.8 million gross (703,000 net) undeveloped acres and had an interest in approximately 2,460 gross (1,068 net) oil and gas wells of which we operated 1,167.

     Belco's Rocky Mountain gas operations are currently focused in the Green River, Wind River and Big Horn Basins. Oil is targeted in North Dakota in the Mission Canyon and Lodgepole horizons.

     The Gulf Coast region includes drilling horizontal wells to develop the Austin Chalk and the Georgetown formations and the exploitation of tight Cotton Valley sands in northern Louisiana.

     Belco's Permian Basin and Mid-Continent activities concentrate on exploiting proven properties through secondary recovery operations, the drilling of development wells or infill wells, workovers, recompletions in other productive zones and other exploitation techniques. We have ongoing secondary recovery/infill drilling programs on many of the properties within these two core areas.

PRIMARY OPERATING AREAS

     Belco's operations are currently focused in four core operating areas: (i) the Rocky Mountains, in Wyoming and North Dakota; (ii) the Gulf Coast, primarily in Texas and Louisiana, (iii) the Permian Basin of west Texas; and (iv) the Mid-Continent region in Oklahoma and Kansas.

     The following table sets forth information, as of December 31, 2000, with respect to our estimated net proved reserves by operating area. Miller and Lents, Ltd. ("Miller & Lents"), our independent petroleum engineers, made independent estimates covering approximately 84% of Belco's net equivalent Mcf reserves and confirmed Belco's estimates are in accordance with Security and Exchange Commission's guidelines.

                 ESTIMATED PROVED RESERVES AT DECEMBER 31, 2000

                                                                                          PERCENT
                                                                               GAS           OF
                                                      OIL         GAS       EQUIVALENT     PROVED
                                                    (MBBLS)    (MMCF)(1)     (MMCFE)      RESERVES
                                                    -------    ---------    ----------    --------
Rocky Mountains...................................   6,668      108,382      148,390         20%
Gulf Coast........................................   1,786      184,451      195,167         27%
Permian Basin.....................................  37,646       50,698      276,574         38%
Mid-Continent.....................................  11,391       37,792      106,138         15%
                                                    ------      -------      -------        ---
          Total...................................  57,491      381,323      726,269        100%
                                                    ======      =======      =======        ===

---------------
(1) Includes natural gas liquids.

ROCKY MOUNTAINS

     Approximately 20% of our estimated proved reserves at December 31, 2000 were located in our Rocky Mountains core area.

     WYOMING. We maintain a significant acreage position where we conduct an ongoing exploration and development program. In June 1992, Belco commenced a development drilling program in the Moxa Arch Trend (Green River Basin) pursuant to a farmout from Amoco. In 1996, Belco significantly expanded its acreage and exploration activities by acquiring the rights to approximately 750,000 gross (250,000 net) acres in the Green River, Wind River and Big Horn Basins in Wyoming, which lie north and east of the Moxa Arch Trend. At December 31, 2000, Belco controlled approximately 1,165,000 million gross (363,269 net) undeveloped acres in these three basins.

     Moxa Arch Trend. One of our primary operating areas is the Moxa Arch Trend located in the Green River Basin in southwestern Wyoming, principally in Lincoln, Sweetwater and Uinta Counties. Approximately 13% of our estimated proved reserves at December 31, 2000 were located in this trend. We participate in vertical gas wells in this area which target the Frontier and/or Dakota formations at depths that range from approximately 10,000 to 12,500 feet. The Frontier formation is a relatively blanket "tight gas sand" formation, while the Dakota formation, beneath the Frontier, tends to be a more prolific, but less predictable, channel sand. Production from Moxa Arch wells, particularly from the Frontier formation, tends to be long-lived, with 25 to 30 year reserve lives not uncommon.

     Through 2000, we had participated in 256 gross (91 net) wells in this field with 183 Frontier wells, 18 Dakota wells and 55 dual completions (both Frontier and Dakota completed in the same well bore). Average net production for the year ended December 31, 2000, was approximately 22.4 MMcfe per day. Forty-seven of our gross wells drilled in 1992 qualified for the Section 29 Tax Credit of approximately $0.59 per Mcf, which is attributable to all qualified production from these wells through 2002. See "-- Section 29 Tax Credit." Belco drilled 27 gross wells (15.8 net) in 2000 and anticipates drilling approximately 18 gross wells in 2001. See "-- Regulation -- Environmental Regulation."

     Green River, Wind River and Big Horn Basins. Effective November 1, 1996, Belco entered into an agreement with Andex Partners and Andover Partners to conduct exploratory operations in the Green River and Wind River Basins of Wyoming. Under the agreement, Belco committed to spend a minimum of $20 million, which commitment was satisfied as of October 1, 2000, on seismic, leasing and exploratory activities through December 31, 2001 and has earned rights to a 50% interest in approximately 300,000 net acres. Anadarko and Yates Petroleum Corporation operate most of the acreage.

     During 2000, we participated in 4 development wells in the Tipton project in Sweetwater County, Wyoming. These wells target Mesa Verde sands at depths from 9,000 to 10,500 feet. Yates, the operator of these wells, plans 20 additional wells in 2001. Belco has approximately a 19% average working interest in this development.

     Effective December 31, 1996, we entered into two joint development agreements with Snyder Oil Company, now Devon Energy Corp. pursuant to which Belco has acquired a 50% interest in approximately 87,321 net acres in the Wind River Basin of Wyoming and 110,859 net acres in the Big Horn Basin of Wyoming. Under such agreements, Devon is the operator. A total of 8 wells have been drilled to date on this acreage. At least two wells are planned in 2001.

     In June 1997, Belco entered into a participation agreement with Tom Brown, Inc. and Andover Partners covering an approximate one million acre AMI in the Big Horn Basin and acquired an interest in an initial 100,000 gross (25,000 net) acres. We plan to continue acquiring additional leases in the Big Horn Basin.

     Belco expects to participate in a series of exploratory wells in these basins over the next 12 to 24 months with Anadarko, Devon, Tom Brown and Yates serving as operators for most wells. The wells will target multiple formations, with the Mesa Verde and Frontier formation the most frequent targets. If initial results are successful, these projects hold the potential for multi-well developmental drilling programs for Belco over the next several years.

     NORTH DAKOTA. Effective March 1, 2000, Belco acquired interests in the Stadium, Livestock, Subdivision and Eland units producing from the Lodgepole formation in Stark County, North Dakota. Belco operates the five well Stadium unit and both of the neighboring one well units, Subdivision and Livestock. In 1999, we began leasing acreage on a series of Mission Canyon prospects within 30 miles of these Stark County units. The first wells were drilled in 2000 and development will continue in 2001 on the four discoveries made to date.

     Stadium Unit. Belco has a 51% working interest in the Stadium unit. The prior owner drilled the first well in 1996 and encountered a total of 150 feet of oil pay in a 300-foot thick carbonate reef. A total of five wells were drilled prior to the acquisition. The deepest well was converted to a water injector in 1998 to maintain pressures, and the unit has averaged over 4,000 gross BOPD from 4 wells since mid-1999.

     Mission Canyon. Belco has acquired more than 75,000 net acres in four separate prospects targeting thin oil productive zones in the Mission Canyon interval. Other operators recognized these zones in the past in several vertical wells, but often could not complete them economically because nearby wet zones would also produce along with the oil. We believed the use of horizontal wells would decrease the tendency for water production from the underlying intervals. The first horizontal well was drilled in December 1999, and through December 2000, a total of 16 wells had been drilled with a success ratio of 75%. The typical well is drilled to approximately 9,600 feet vertical depth and has a 5,000-foot lateral within a 640-acre unit. Crooked Canyon, the most drilled prospect, has ten wells drilled within a 15 square mile area. The Rocky Hill discovery has three wells, the North Treetop discovery has two wells, and the Manning discovery has one well. Belco has a 100% interest in all but the Manning well where its interest is 50%. We expect to drill at least 10 wells in 2001.

GULF COAST

     Approximately 27% of Belco's estimated proved reserves at December 31, 2000 were located in our Gulf Coast core area.

     Giddings Field. Approximately 17% of Belco's estimated total proved reserves at December 31, 2000 were located in the Giddings Field of east central Texas, principally in Grimes, Washington and Fayette Counties. To date, the primary producing zone in the Giddings Field has been the Austin Chalk formation, a fractured carbonate formation that has been highly conducive to the application of horizontal drilling technology. The Austin Chalk formation is encountered in this field at depths ranging between approximately 7,000 and 17,000 feet. The Georgetown formation, approximately 300 to 500 feet below the base of the Austin Chalk, has been a secondary objective in the field. Recent success targeting the Georgetown indicates it may be the main objective for future development in the field.

     Belco first acquired interests in the Giddings Field in September 1992. During the year ended December 31, 2000, average net production from this field was approximately 55.5 MMcfe per day. Through December 31, 2000, we had drilled 265 gross (88 net) wells in this field and we continue to control approximately 203,000 gross (60,500 net) undeveloped acres in this area. Belco currently divides the Giddings Field into two prospect areas: (i) Navasota River, primarily in Grimes County; (ii) Independence, primarily in Washington County. We expect to drill new wells, including infill wells, and re-enter older wells to drill additional laterals in the Giddings Field. Currently, a majority of Belco's interests in this field are held pursuant to agreements with and are operated by Chesapeake Energy Corporation and, to a lesser extent, Anadarko.

     Five wells were drilled in the Independence area in 2000. Four of the wells continued the Austin Chalk development of the Brenham dome area that began in 1998. The fifth well was a re-entry of the Ricks 1-H. It targeted the lower Georgetown formation and produced at an initial rate of 40,000 Mcfd of gas. The Georgetown will be the target for most of the 9 wells planned in 2001 for Independence.

     While not expected to have the high initial rates indicated by the Ricks 1-H, the Navasota area also has potential for additional Georgetown wells. We plan approximately 8 wells for this area in 2001.

     We believe that our success in the Giddings Field is attributable to three principal factors: (i) continued technological advances in horizontal drilling have significantly lowered finding and development costs in the field; (ii) the geological setting of the deeper downdip areas of the field has created more extensive fracturing than in other areas of the Texas Austin Chalk Trend; and
(iii) Belco's acquisition program in cooperation with other operators has permitted the creation of larger spacing units, thus reducing possible competition for reserves from offsetting wells. As a result of these factors, our deeper downdip wells have, on average, produced greater reserves per well than average wells in other areas of the Texas Austin Chalk Trend.

     The majority of Belco's acreage in the Giddings Field was classified as a tight formation or deep wells by the Texas Railroad Commission. Wells spud between May 1989 and September 1996 are exempt from the 7.5% state severance tax on high cost natural gas through August 2001. See "-- Texas Severance Tax Abatement."

     Elm Grove. Effective January 1, 2000, Belco acquired an approximate 37% working interest in 20 wells in the Elm Grove field in Caddo and Bossier Parishes in Northern Louisiana. The operator, J.W. Operating, drilled the 20 wells in 17 sections to extend the Cotton Valley production downdip from the mature Caspiana field. In addition to the Cotton Valley at 9,500 feet, shallower secondary zones include the Hosston and Rodessa intervals.

     Through December 2000, Belco has participated in drilling 33 gross wells (12 net wells). Our net production has increased from 5.3 MMcfd at the time of the acquisition to approximately 10.0 MMcfd of gas as of December 2000. A three to four rig drilling program is planned in 2001, with the drilling of approximately 42 wells. We plan to drill most of these wells on 160 acre spacing with the remainder on 80 acre spacing. Other fields in the area have been successfully downspaced to 80 acre patterns, and the potential exists for similar spacing throughout our Elm Grove acreage.

     In addition, the quality of the Hosston sands increases significantly in parts of the field to merit dual completions or separate wells. Five of the wells drilled in 2000 were drilled with Hosston objectives.

PERMIAN BASIN

     Approximately 38% of Belco's estimated proved reserves at December 31, 2000 were located in our Permian Basin core area. These reserves are concentrated in the Andrews Unit, the Shafter Lake San Andres Unit, the Roundtop Unit and the Nolley Wolfcamp Unit.

     Belco's Permian Basin properties produce primarily from either the Grayburg/San Andres formation, at an average depth of 4,500 feet, or the Wolfcamp/Penn formation at an average depth of 9,000 feet. Most of the properties that produce from these horizons are under secondary recovery, and, based on analogous properties nearby, are potentially responsive to CO(2) miscible flooding. Given the existence of nearby

CO(2) pipelines, we believe many of our properties in the Permian Basin region contain significant upside potential based on application of enhanced recovery methods and deeper drilling which could add to existing reserves.

     A significant portion of Belco's total estimated proved reserves in the Permian Basin region lie in Andrews County, Texas. We produced approximately 3,000 gross BOPD in Andrews County, and realized significant advantages as a result of our large-scale operation. Belco owns two electrical distribution systems and three saltwater gathering and disposal systems. We have several yards for both the storage of equipment and the staging of new development projects. Two of Belco's larger production facilities connect into a water supply system with excess capacity for expanding existing or initiating new secondary and enhanced recovery projects. We believe that these systems and facilities provide Belco with a competitive advantage in acquiring additional operated properties in Andrews County.

     Our largest (by value) Permian Basin units are the Andrews Unit, the Roundtop Unit and the Shafter Lake San Andres Unit.

     Andrews Unit. The Andrews Unit produces from the Wolfcamp/Penn formation at approximately 8,600 feet. Belco has a 98.6% working interest in this 3,230 acre unit. Water injection began in late 1996 with the first response occurring in late 1998. Gross production in 2000 averaged 860 BOPD with injection of over 5,300 barrels of water per day. During 2000 we continued expansion of the waterflood by drilling 1 producer and 2 injectors, converting 3 additional wells to injection, re-entering a plugged well for injection and performing 13 workovers. The conversion and workover activity will continue in 2001 with the planned drilling of three wells. We also believe that production from this waterflood unit can be enhanced with the use of CO(2) or surfactants with flooding.

     Roundtop Unit. Belco owns a 61.6% working interest in this 4,559-acre unit in Fisher County, Texas. We operate the secondary recovery unit that produces from the Palo Pinto formation at approximately 4,700 feet. We became operator of this unit in March 1998. Gross oil production in 2000 averaged approximately 520 BOPD. The unit was originally waterflooded with success on a peripheral injection pattern prior to changing to a five spot pattern. We began the process of returning the unit to a peripheral flood pattern in 1998 and continued reconfiguring the injection pattern during 2000. In 2001, we will continue to optimize the flood pattern and isolate individual zones within the overall section to gain higher flood efficiencies.

     Shafter Lake San Andres Unit. The Shafter Lake San Andres Unit is a 12,880 acre unit in Andrews County, Texas that produces from the Grayburg/San Andres formation at approximately 4,500 feet. Belco has an 81.4% working interest in this secondary recovery unit. Gross oil production averaged 745 BOPD in 2000. We have drilled 51 infill 20 acre locations since becoming operator of the unit in early 1993. In 2000, we drilled nine wells on 20 acre spacing along with six wells on ten acre spacing. Operators of nearby San Andres fields have successfully drilled to ten acre spacing before CO(2) injection. The wells we drilled are designed to test the viability of ten acre locations within the center of the Shafter Lake unit. The preliminary indications are promising with the two producers each averaging initial production of over 50 BOPD gross. We plan to drill approximately 10 wells in 2001 to continue to expand both the 20 acre and 10 acre spacing. Potential exists for CO(2) flooding as the field matures.

MID-CONTINENT REGION

     Belco's Mid-Continent operations are currently focused in Oklahoma and Kansas and represent approximately 15% of its total estimated proved reserves at December 31, 2000. The oil is concentrated in Belco operated waterfloods in Oklahoma while the gas production is in Belco operated wells in Kansas and mainly outside operated wells in Oklahoma.

     OKLAHOMA. Three waterfloods represent a majority of our estimated proved oil reserves in the region. These waterfloods are identified as the Oakdale Unit, the Calumet Unit and the Rush Springs Unit.

     Oakdale Red Fork Unit. Belco owns a 97.3% working interest in this 3,600 acre unit in northwestern Oklahoma. We operate the secondary recovery unit that produces from the Redfork formation at 6,400 feet. Gross oil production was approximately 815 BOPD in 2000. We drilled 2 wells and re-entered one well during

2000. Plans for 2001 include the drilling of at least 2 wells and the continued expansion of water injection to the south.

     Calumet Cottage Grove Unit. The Belco operated secondary recovery unit consists of 11,400 acres in central Oklahoma. Production is from the Pennsylvanian Cottage Grove formation at 8,100 feet. Gross production in 2000 averaged approximately 1,815 BOPD. We have a 44.1% working interest in this unit. Five wells were drilled in 2000 and 6 wells are planned in 2001.

     KANSAS. Belco has 31,649 developed net acres and approximately 7,692 undeveloped net acres in Kansas. We initially acquired interests in Kansas in 1993 from Mobil and made 2 additional acquisitions from Huber in 1997 and 1998. Gas is produced from the Chase formation and both gas and oil are produced from the Lansing, Morrow and Chester formations. Most of the 169 producing wells are in Stanton, Morton, Stevens and Haskell counties. We drilled 3 wells in 2000 targeting the Chase gas sands.

COSTS INCURRED AND DRILLING RESULTS

  Drilling Activity

     The following table sets forth the wells participated in by Belco during the periods indicated. In the table, "gross" refers to the total wells in which we have a working interest, and "net" refers to gross wells multiplied by our working interest therein.

                                                           YEAR ENDED DECEMBER 31, (1)
                                                 -----------------------------------------------
                                                     2000             1999             1998
                                                 -------------    -------------    -------------
                                                 GROSS    NET     GROSS    NET     GROSS    NET
                                                 -----    ----    -----    ----    -----    ----
DEVELOPMENT:
  Productive...................................  106.0    57.2    46.0     29.4    69.0     47.1
  Non-productive...............................    7.0     5.1     2.0      1.0     1.0      1.0
                                                 -----    ----    ----     ----    ----     ----
          Total................................  113.0    62.3    48.0     30.4    70.0     48.1
                                                 =====    ====    ====     ====    ====     ====
EXPLORATORY:
  Productive...................................   17.0    10.8    11.0      8.2    23.0      9.4
  Non-productive...............................    5.0     3.7     3.0      2.5     7.0      4.0
                                                 -----    ----    ----     ----    ----     ----
          Total................................   22.0    14.5    14.0     10.7    30.0     13.4
                                                 =====    ====    ====     ====    ====     ====

---------------
(1) Includes wells in progress at December 31 of each year presented.

  Volumes, revenue, prices and production costs

     The following table sets forth certain information regarding the production volumes, revenue, average prices received and average production costs associated with our sale of oil and natural gas for the periods indicated.

                                                                 YEAR ENDED DECEMBER 31,
                                                             --------------------------------
                                                               2000        1999        1998
                                                             --------    --------    --------
Net Production Data:
  Oil (MBbl)...............................................     3,922       3,439       4,177
  Gas (MMcf)...............................................    40,847      39,737      37,208
  Gas equivalent (MMcfe)...................................    64,379      60,370      62,272
Oil and Gas Sales, net of cash hedging activities ($ in
  000's)(1)................................................  $199,387    $141,932    $129,916
Average Sales Price(1):
  Oil (per Bbl)
     -- Unhedged...........................................  $  29.23    $  17.49    $  13.17
     -- Hedge settlements..................................     (4.62)       1.76        2.92
                                                             --------    --------    --------
     Net realized..........................................  $  24.61    $  19.25    $  16.09
                                                             ========    ========    ========
  Gas (per Mcf)
     -- Unhedged...........................................  $   3.50    $   1.99    $   1.86
     -- Hedge settlements..................................     (0.98)      (0.08)      (0.17)
                                                             --------    --------    --------
     Net realized..........................................  $   2.52    $   1.91    $   1.69
                                                             ========    ========    ========
  Costs (per Mcfe):
     Oil and gas operating expenses........................  $   0.52    $   0.49    $   0.50
     Production taxes......................................      0.22        0.16        0.16
     General and administrative............................      0.10        0.08        0.08
     Depreciation, depletion and amortization of oil and
       gas properties......................................      0.88        0.90        0.90

---------------
(1) Excludes non-hedge commodity price risk management cash settlements.

  Development, Exploration and Acquisition Expenditures

     The following table sets forth certain information regarding the costs incurred by Belco in our development, exploration and acquisition activities during the periods indicated.

                                                                  YEAR ENDED DECEMBER 31,
                                                              -------------------------------
                                                                2000       1999        1998
                                                              --------    -------    --------
                                                                      (IN THOUSANDS)
Property acquisitions costs --
  Proved....................................................  $ 79,532    $17,608    $ 56,695
  Unproved..................................................    11,991     10,390      14,414
Exploration costs...........................................    21,442     10,943      18,597
Development costs...........................................    66,310     29,576      37,969
Capitalized interest........................................     7,570      4,881       5,123
Property Sales..............................................   (11,517)      (215)     (6,292)
                                                              --------    -------    --------
          Total Net Costs Incurred..........................  $175,328    $73,183    $126,506
                                                              ========    =======    ========

ACREAGE

     The following table sets forth, as of December 31, 2000, the gross and net acres that we owned, controlled or had the right to acquire interests in both developed and undeveloped acreage. Developed acreage refers to acreage within producing units and undeveloped acreage refers to acreage that has not been placed in producing units. "Gross" acres refers to the total number of acres in which we own a working interest. "Net" acres refers to gross acres multiplied by our fractional working interest.

                                                        DEVELOPED            UNDEVELOPED(1)
                                                    ------------------    --------------------
                                                     GROSS       NET        GROSS        NET
                                                    -------    -------    ---------    -------
ROCKY MOUNTAINS:
  Green River Basin...............................    5,443        533      539,762    141,793
  Moxa Arch Trend.................................   33,413     19,632       27,414     16,426
  Wind River Basin................................    1,917        718      275,016    103,007
  Big Horn Basin..................................      643        321      322,625    102,043
  Denver-Julesburg Basin..........................  207,365      2,298      110,074     57,927
PERMIAN BASIN:....................................  100,191     51,817           20         20
  MID-CONTINENT REGION:
     Oklahoma.....................................  119,957     39,687       37,895     12,012
     North Texas..................................   23,093     10,302          640        320
     Kansas.......................................   37,649     31,628        8,256      7,693
     North Dakota.................................   10,973      4,391       37,571     25,343
     Michigan.....................................    2,411        734       13,263      2,382
GULF COAST/OTHER:
  Texas-Giddings Field............................  106,626     41,831      203,171     60,515
  Louisiana.......................................   18,133      8,172      183,339    147,248
  Arkansas........................................      345        345        4,264      2,952
  Gulf Coast......................................   11,999      9,030       41,027     23,762
  New Mexico......................................      320        160           --         --
                                                    -------    -------    ---------    -------
          Totals..................................  680,478    221,599    1,804,337    703,443
                                                    =======    =======    =========    =======

---------------
(1) Leases covering less than half of the undeveloped acreage will expire within the next three years. However, we expect to evaluate this acreage prior to its expiration. Our leases generally provide that the leases will continue past their primary terms if oil or gas in commercial quantities is being produced from a well on such leases.

PRODUCTIVE WELL SUMMARY

     The following table sets forth Belco's ownership in productive wells at December 31, 2000. Gross oil and gas wells include multiple completions. Wells with multiple completions are counted only once for purposes of the following table. Production from various formations in wells without multiple completions is commingled.

                                                               PRODUCTIVE WELLS
                                                              ------------------
                                                               GROSS       NET
                                                              -------    -------
Gas.........................................................    842.0      368.9
Oil.........................................................  1,618.0      699.5
                                                              -------    -------
          Total.............................................  2,460.0    1,068.4
                                                              =======    =======

MARKETING

     There are a variety of factors which affect the market for oil and natural gas, including the extent of domestic production and imports of oil and gas, the proximity and capacity of natural gas pipelines and other transportation facilities, demand for oil and gas, the marketing of competitive fuels and the effects of state and federal regulations on oil and gas production and sales. Historically we have not experienced any difficulties in marketing our oil or gas. The oil and gas industry also competes with other industries in supplying the energy and fuel requirements of industrial, commercial and individual customers.

     Although Belco seeks to moderate the impact of price volatility through its commodity price risk management activities, we remain subject to price fluctuations for natural gas sold in the spot market due primarily to seasonality of demand and other factors beyond our control. Domestic oil prices generally follow worldwide oil prices, which are subject to price fluctuations resulting from changes in world supply and demand.

PRODUCTION SALES CONTRACTS

     In Wyoming, Belco sells all of its natural gas, natural gas liquids and condensate from its Moxa Arch wells under a market sensitive long term sales contract with Amoco Energy Trading Corporation (the "Amoco Gas Contract"). The price payable to Belco under the Amoco Gas Contract for gas is the Northwest Pipeline Rocky Mountain Index, plus $0.03 per MMBtu, less fuel charges and gathering fees and adjustments for Btu content. The Amoco Gas Contract was renewed effective January 1, 1999 for an additional three year period on the same terms.

     All of Belco's current Moxa Arch Wyoming oil and condensate production is sold at market sensitive prices pursuant to an option held by Amoco.

     Our Moxa Arch wells are subject to various gathering agreements with third parties. Wells drilled under the Amoco Farmout Agreement in the Cow Hollow, Wilson Ranch, Seven Mile Gulch and Bruff areas are subject to the Gas Gathering and Processing Agreement dated March 20, 1992 with Northwest Pipeline.

     In Texas, Louisiana and Oklahoma, Belco sells its gas to purchasers under percentage of proceeds or index-based contracts. Under the percentage of proceeds contract, we receive a fixed percentage of the resale price received by the purchaser for sales of residue gas and natural gas liquids recovered after gathering and processing our gas. We receive between 85% and 92% of the proceeds from residue gas sales and from 85% to 90% of the proceeds from natural gas liquids sales received by our purchasers when the products are resold. The residue gas and natural gas liquids sold by these purchasers are sold primarily based on spot market prices. The revenue received by Belco from the sale of natural gas liquids is included in natural gas sales. Under indexed-based contracts, the price per MMBtu we receive for our gas at the wellhead is tied to indexes published in Inside FERC or Gas Daily, and in most cases is subject to a discount to the relevant index in lieu of a gathering fee.

     All of Belco's oil production is sold under market sensitive or spot price contracts to various purchasers.

     Sales to individual customers constituting 10% or more of total revenues in 2000 were made to Aquila Southwest Pipeline (26%), Amoco Energy Trading (17%), EOTT Energy Operating LP (14%), Duke Energy Field Services (11%), Enron Reserve Acquisition Corp. (11%) and Eighty-Eight Oil, LLC (10%).

     We believe that the loss of any one of the above customers would not have a material adverse effect on our results of operations or our financial condition.

PRICE RISK MANAGEMENT TRANSACTIONS

  Commodity Price Risk Management ("CPRM")

     With the objective of achieving more predictable revenues and cash flows and reducing the exposure to fluctuations in gas and oil prices, we have entered into price risk management transactions of various types with respect to both natural gas and oil, as described below. While the use of these arrangements limits the downside risk of adverse price movements to a certain extent, it may also limit future revenues from favorable price movements. We entered into price risk management transactions with respect to a substantial portion of our estimated oil production and approximately 60% of our estimated gas production for 2000 and lesser amounts of our estimated production for 2001 and beyond. We continue to evaluate whether to enter into additional such transactions for 2001 and beyond. We expect to reduce the current amount of price risk management contracts to largely phase out such transactions that we have in place over the next 12 to 18 months in an effort to limit our future exposure to the mark-to-market accounting rules requiring the immediate recognition of non-cash unrealized gains and losses that cause large unpredictable swings in reported results of operations, related earnings per share and shareholder equity. In addition, we may determine from time to time to terminate our then existing hedging and other risk management positions.

     All of our price risk management transactions are carried out in the over-the-counter market and not on the New York Mercantile Exchange ("NYMEX"). These financial counterparties all have at least an investment grade credit rating. All of these transactions provide solely for financial settlements relating to closing prices on the NYMEX.

     The following is a summary of the types of price risk management transactions in effect as of December 31, 2000.

     Swaps. Since all of Belco's natural gas and oil is sold on "floating" or market related prices, we have entered into financial swap transactions which convert a floating price into a fixed price for a future month. For any particular swap transaction, the counterparty is required to make a payment to Belco in the event that the NYMEX Reference Price for any settlement period is less than the swap price for such hedge, and we are required to make a payment to the counterparty in the event that the NYMEX Reference Price for any settlement period is greater than the swap price for such hedge.

     Reverse Swaps. When Belco determines it desires to reduce the amount of swaps because of an assumed favorable outlook for prices, it enters into a reverse swap. Under such a transaction, our role and the role of the counterparty are reversed.

     Collars. A collar provides for an average floor price and an average ceiling price. For any particular collar transaction, the counterparty is required to make a payment to Belco if the average NYMEX Reference Price for the reference period is below the floor price for such transaction, and we are required to make payment to the counterparty if the average NYMEX Reference Price is above the ceiling price for such transaction.

     Options, Puts and Straddles. When Belco believes that it will receive a sufficiently high cash premium (or other consideration) for granting the counterparty a call or put option, it may enter into such a transaction. If we sold a $20.00 call on oil for $0.40 a barrel in a given month and prices averaged $19.00 a barrel for such month, we would receive a net realization per barrel of $19.40 ($19.00 plus the $0.40 premium). However, if for that month the price of oil averaged $20.00 or higher per barrel, we would receive a net realization of $20.40 (the call price, $20.00, plus $0.40).

     A limited number of these transactions contain negotiated knockout, extendable or leverage provisions. These provisions either limit price protection beyond a specific level, contain tiered pricing provisions, allow the option to be extended for a period of time, or provide for payment based upon a multiple of the underlying notional volume. The transactions described in this paragraph and any sold options are non-hedge instruments and required to be marked to market as to their value on the last day of the accounting period.

     We sell Wyoming natural gas at prices based on the Northwest Pipeline Rocky Mountain Index ("NPRMI") and the Colorado Interstate Gas Co.-Rocky Mountain Index ("CIGCo.-RMI") (indices of prices for gas delivered at various delivery points on the Northwest Pipeline and the CIGCo. pipeline in the Northern Rocky Mountain area). For a portion of the natural gas sold against these indices, we have entered into basis swaps that require the counterparty to make a payment to Belco in the event that the average NYMEX Reference Price per MMBtu for gas delivered to Henry Hub, Louisiana for a reference period exceeds the average price for gas delivered to the Northwest Pipeline in the Rocky Mountains as reflected in the NPRMI (the most liquid Rocky Mountain hub) for such reference period by more than a stated differential, and requires Belco to make a payment to the counterparty in the event that the NYMEX Reference Price for Henry Hub exceeds the price for NPRMI gas by less than the stated differential (or in the event that the NPRMI price exceeds the Henry Hub price).

TEXAS SEVERANCE TAX ABATEMENT

     Production from natural gas wells that have been certified as tight formations or deep wells by the Texas Railroad Commission ("high cost gas wells") and that were spudded or completed during the period from

May 24, 1989 to September 1, 1996 qualify for an exemption from the 7.5% severance tax in Texas on natural gas and natural gas liquids produced by such wells prior to August 31, 2001. The natural gas production from wells drilled on certain of our properties in the Austin Chalk area qualify for this tax exemption. In addition, high cost gas wells that are spudded or completed during the period from September 1, 1996 to August 31, 2010 are entitled to receive a severance tax reduction upon obtaining a high cost gas certification from the Texas Railroad Commission within 180 days after first production. The tax reduction is based on a formula composed of the statewide "median" (as determined by the State of Texas from producer reports) and the producer's actual drilling and completion costs. More expensive wells will receive a greater amount of tax credit. This tax rate reduction remains in effect for 10 years or until the aggregate tax credits received equal 50% of the total drilling and completion costs.

SECTION 29 TAX CREDIT

     The natural gas production from wells drilled on certain of our properties in the Wyoming Moxa Arch Trend and Golden Trend Field in Oklahoma qualifies for the Section 29 Tax Credit. The Section 29 Tax Credit is an income tax credit against regular federal income tax liability with respect to sales of our production of natural gas produced from tight gas sand formations, subject to a number of limitations. Fuels qualifying for the Section 29 Tax Credit must be produced from a well drilled or a facility placed in service after November 5, 1990 and before January 1, 1993, and be sold before January 1, 2003.

     The basic credit, which is currently approximately $0.52 per MMBtu ($0.59 per Mcf) of natural gas produced from tight sand reservoirs and approximately $1.05 per MMBtu of natural gas produced from Devonian Shale, is computed by reference to the price of crude oil and is phased out as the price of oil exceeds $23.50 per Bbl in 1979 dollars (as adjusted for inflation) with complete phaseout if such price exceeds $29.50 per Bbl in 1979 dollars (as adjusted for inflation). Under this formula, the commencement of phaseout would be triggered if the average price for crude oil rose above approximately $47 per Bbl in current dollars. We generated approximately $0.5 and $0.6 million of Section 29 Tax Credits in 2000 and 1999, respectively. The Section 29 Tax Credit may not be credited against the alternative minimum tax, but under certain circumstances may be carried over and applied against regular tax liability in future years. Therefore, no assurances can be given that our Section 29 Tax Credits will reduce our federal income tax liability in any particular year.

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

     Regulation of Natural Gas and Oil Exploration and Production. Belco's operations are subject to various types of regulation at the federal, state and local levels. Such regulation includes requiring permits for the drilling of wells, maintaining bonding requirements in order to drill or operate wells and regulating the location of wells, the method of drilling and casing wells, the surface use and restoration of properties upon which wells are drilled, the plugging and abandoning of wells and the disposal of fluids used in connection with operations. Belco's operations are also subject to various conservation laws and regulations. These include the regulation of the size of drilling and spacing units or proration units and the density of wells which may be drilled and the unitization or pooling of oil and gas properties. In this regard, some states (such as Oklahoma) allow the forced pooling or integration of tracts to facilitate exploration while other states (such as Texas) rely on voluntary pooling of lands and leases. In areas where pooling is voluntary, it may be more difficult to form units and, therefore, more difficult to develop a project if the operator owns less than 100% of the leasehold. In addition, state conservation laws establish maximum rates of production from oil and gas wells, generally prohibit the venting or flaring of gas and impose certain requirements regarding the ratability of production. The effect of these regulations may limit the amount of oil and gas we can produce from our wells and may limit the number of wells or the locations at which we can drill. The regulatory burden on the oil and gas industry increases our costs of doing business and, consequently, affects our profitability. Inasmuch as such laws and regulations are frequently expanded, amended or reinterpreted, we are unable to predict the future cost or impact of complying with such regulations.

     Belco has operations located on federal oil and gas leases, which are administered by the MMS. Such leases are issued through competitive bidding, contain relatively standardized terms and require compliance with detailed MMS regulations. In addition to permits required from other agencies (such as the Army Corps of Engineers and the Environmental Protection Agency (the "EPA")), lessees must obtain a permit from the MMS prior to the commencement of drilling. The MMS also has regulations restricting the flaring or venting of natural gas, liquid hydrocarbons and oil without prior authorization. The MMS generally requires that lessees post substantial bonds or other acceptable assurances that such obligations will be met. The cost of such bonds or other surety can be substantial and there is no assurance that bonds or other surety can be obtained in all cases. Under certain circumstances, the MMS may require Company operations on federal leases to be suspended or terminated. Any such suspension or termination could materially and adversely affect our financial condition and operations.

     Belco does not anticipate that compliance with existing federal, state and local laws, rules and regulations will have a material or significantly adverse effect upon the capital expenditures, earnings or competitive position of Belco.

     Regulation of Natural Gas and Oil Sales and Transportation. Sales prices of crude oil, condensate, gas liquids and natural gas are not currently regulated. State and federal laws regulations governing transportation of these commodities by intrastate and interstate pipelines, although they do not directly apply to Belco, nonetheless have an indirect effect upon the exploration and production business due to legal and regulatory impact upon the cost and availability of pipeline capacity. Belco does not believe that its business will be affected by any laws and regulations governing pipeline transportation differently than any other similarly situated company with which Belco competes.

     Environmental Matters. Our operations are subject to stringent federal, state and local laws and regulations governing the discharge of materials into the environment or otherwise relating to environmental protection. Numerous governmental agencies, such as the U.S. Environmental Protection Agency ("EPA"), issue regulations to implement and enforce such laws, which often require difficult and costly compliance measures that carry substantial administrative, civil and criminal penalties or may result in injunctive relief for failure to comply. These laws and regulations may require the acquisition of a permit before drilling commences, restrict the types, quantities and concentrations of various substances that can be released into the environment in connection with drilling and production activities, limit or prohibit construction or drilling activities on certain lands lying within wilderness, wetlands, ecologically sensitive and other protected areas, require remedial action to prevent pollution from former operations, and impose substantial liabilities for pollution resulting from our operations. This regulatory burden on the oil and gas industry increases the cost of doing business and consequently affects its profitability. Changes in environmental laws and regulations occur frequently, and any changes that result in more stringent and costly waste handling, storage, transport, disposal or cleanup requirements could materially adversely affect our operations and financial position, as well as those of the oil and gas industry in general. While we believe that our current operations are in substantial compliance with current applicable environmental laws and regulations, there is no assurance that this trend will continue in the future.

     The Comprehensive Environmental Response, Compensation and Liability Act, as amended ("CERCLA"), also known as "Superfund," and comparable state laws impose liability without regard to fault or the legality of the original conduct, on certain classes of persons who are considered to be responsible for the release of a "hazardous substance" into the environment. These persons include the owner and operator of the disposal site or sites where the release occurred and companies that disposed or arranged for the disposal of the hazardous substances found at the site. Under CERCLA, such persons may be subject to joint and several liability for the costs of cleaning up the hazardous substances that have been released into the environment, for damages to natural resources and for the costs of certain health studies, and it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the release of hazardous substances or other pollutants into the environment. Although we handle hazardous substances in the ordinary course of business, we are not aware of any hazardous substance contamination which has a material adverse effect on us.

     The Resource Conservation and Recovery Act, as amended ("RCRA") and comparable state laws generally does not regulate most wastes generated by the exploration and production of oil and gas. Specifically, RCRA excludes from the definition of hazardous waste "drilling fluids, produced waters, and other wastes associated with the exploration, development, or production of crude oil, natural gas or geothermal energy." However, these wastes may still be regulated by EPA or state agencies as solid waste. Moreover, ordinary industrial wastes, such as paint wastes, waste solvents, laboratory wastes, and waste compressor oils, may be regulated as hazardous waste. Although the costs of managing solid and hazardous waste may be significant, we do not expect to experience more burdensome costs than similarly situated companies involved in oil and gas exploration and production.

     We own or lease properties that have been used in the past for the exploration and production of oil and gas. Although we have utilized operating and disposal practices that were standard in the industry at the time, hydrocarbons or other wastes may have been disposed of or released on or under the properties owned or leased by us or on or under other locations where such wastes have been taken for disposal. In addition, many of these properties have been operated by third parties whose treatment and disposal or release of hydrocarbons or other wastes was not under our control. These properties and the wastes disposed thereon may be subject to CERCLA, RCRA, and analogous state laws. Under such laws, we could be required to remove or remediate previously disposed wastes (including waste disposed of or released by prior owners or operators) or property contamination (including groundwater contamination by prior owners or operators), or to perform remedial plugging or pit closure operations to prevent future contamination.

     The Federal Water Pollution Control Act of 1972, as amended ("FWPCA"), also known as the Clean Water Act and analogous state laws impose restrictions and strict controls regarding the discharge of pollutants including produced waters and other oil and gas wastes, into state waters or waters of the United States. The discharge of pollutants into regulated waters is prohibited, except in accord with the terms of a permit issued by EPA or the state. These proscriptions also prohibit certain activity in wetlands unless authorized by a permit issued by the U.S. Army Corps of Engineers. Sanctions for unauthorized discharges include administrative, civil and criminal penalties, as well as injunctive relief.

     The Oil Pollution Act of 1990, as amended ("OPA"), pertains to the prevention of and response to spills or discharges of hazardous substances or oil into navigable water of the United States. Under OPA, a person owning or operating a facility or equipment from which there is a discharge or threat of a discharge of oil into or upon navigable waters or adjoining shorelines is liable, regardless of fault, as a "responsible party" for removal costs and damages. Federal law imposes strict, joint and several liability on facility owners for containment and clean-up costs and certain other damages, including natural resource damages arising from a spill. The OPA establishes a liability limit for onshore facilities of $350 million; however, a party cannot take advantage of this liability limit if the spill is caused by gross negligence or willful misconduct or resulted from a violation of a federal safety, construction, or operating regulation. If a party fails to report a spill or cooperate in the cleanup, the liability limits likewise do not apply. Federal regulations under the OPA and the FWPCA also require certain owners and operators of facilities that store or otherwise handle oil, such as us, to prepare and implement spill prevention, control and countermeasure plans and spill response plans relating to possible discharge of oil into surface waters. We believe that our operations are in substantial compliance with the requirements of the OPA and FWPCA and that any non-compliance would not have a material adverse effect on us.

OPERATING HAZARDS AND INSURANCE

     Oil and gas drilling and production activities are subject to numerous risks, many of which are beyond our control. These risks include the risk that no commercially productive oil or natural gas reservoirs will be encountered, that operations may be curtailed, delayed or canceled as a result of title problems, weather conditions, compliance with governmental requirements, mechanical difficulties or shortages or delays in the delivery of equipment. Our ability to market our production may be limited depending upon the availability or capacity of gathering systems, pipelines or processing facilities. There can be no assurance that new wells drilled by us will be productive or that we will recover all or any portion of our investment. Drilling for oil and natural gas may involve unprofitable efforts, not only from dry wells, but also from wells that are productive but do not produce sufficient net revenues to return a profit after drilling, operating and other costs. In addition, our properties may be susceptible to hydrocarbon drainage from production by other operators on adjacent properties.

     Industry operating risks include the risk of fire, explosions, blow-outs, pipe failure, abnormally pressured formations and environmental hazards such as oil spills, gas leaks, ruptures or discharges of toxic gases. The occurrence of any of these events could result in substantial losses to Belco due to injury or loss of life, severe damage to or destruction of property, natural resources and equipment, pollution or other environmental damage, clean-up responsibilities, regulatory investigation and penalties and suspension of operations. Additionally, certain of our oil and gas operations are located in an area that is subject to tropical weather disturbances, some of which can be severe enough to cause substantial damage to facilities and possibly interrupt production.

     Belco maintains customary oil and gas related third party liability coverage, which it must renew annually, that insures us against certain sudden and accidental risks associated with drilling, completing and operating its wells. There can be no assurance that this insurance will be adequate to cover any losses or exposure to liability or that we will be able to renew our coverage annually. Belco and its subsidiaries carry workers' compensation insurance in all states in which they operate. While we believe this coverage is customary in the industry, it does not provide complete coverage against all operating risks.

TITLE TO PROPERTIES

     Title to properties is subject to royalty, overriding royalty, carried, net profits, working and other similar interests and contractual arrangements customary in the oil and gas industry, as well as to liens for current taxes not yet due and to other encumbrances. As is customary in the industry in the case of undeveloped properties, little investigation of record title is made at the time of acquisition of leasehold interests (other than a preliminary review of local records). Investigations, including a title opinion of local counsel, are generally made before commencement of drilling operations. To the extent title opinions or other investigations reflect title defects, Belco, rather than the seller of the undeveloped property, is typically responsible to cure any such title defects at its expense. If we were unable to remedy or cure title defect of a nature such that it would not be prudent to commence drilling operations on the property, we could suffer a loss of our entire investment in the property. From time to time our title to oil and gas properties is challenged through legal proceedings. Under the terms of certain of our joint development, participation and farmout agreements, our interest (other than interests acquired through holding of leasehold interests prior to spudding of the well) in each well is conveyed to us upon the successful completion of the well or satisfaction of other conditions.

EMPLOYEES

     As of December 31, 2000, Belco had 167 full time employees, none of whom are represented by organized labor unions. We consider our employee relations to be good.

OFFICE AND EQUIPMENT

     Belco maintains its executive offices at 767 Fifth Avenue, New York, New York. We pay Robert A. Belfer, Chairman of the Board and Chief Executive Officer, a fee of approximately $250,000 per annum as of 1996 for office space and services provided through such office. This fee is indexed to the consumer price index. The fee is based on the actual cost of such office space pro-rated to the amount utilized in our operations. We believe the fee compares favorably to the terms that might have been available from a non-affiliated party. See "Certain Relationships and Related Transactions." Belco owns a building in Dallas, Texas, containing approximately 65,000 square feet, which serves as the operations headquarters. We lease

5,796 square feet of office space in Tulsa, Oklahoma pursuant to a lease that terminates on August 31, 2003. We also lease 1,748 square feet of office space in Midland, Texas pursuant to a lease that terminates on February 28, 2002. Additionally, we own a property in Granger, Wyoming consisting of a metal building and associated four acres, used by Belco as a production office and yard. We also maintain an inventory of field equipment and materials including tubular goods, compressors, pumping units and field vehicles.

FORWARD-LOOKING INFORMATION AND RISK FACTORS

     This document includes "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements other than statements of historical facts included in this document (including the information incorporated by reference herein), including without limitation statements regarding planned capital expenditures, the availability of capital resources to fund capital expenditures, estimates of proved reserves, the number of anticipated wells to be drilled in 2001 and thereafter, Belco's financial position, business strategy and other plans and objectives for future operations, are forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to have been correct. There are numerous uncertainties inherent in estimating quantities of proved oil and natural gas reserves and in projecting future rates of production and timing of development expenditures, including many factors beyond our control. Reserve engineering is a subjective process of estimating underground accumulations of oil and natural gas that cannot be measured in an exact way, and the accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. As a result, estimates made by different engineers often vary from one another. In addition, results of drilling, testing and production subsequent to the date of an estimate may justify revisions of such estimate and such revisions, if significant, would change the schedule of any further production and development drilling. Accordingly, reserve estimates are generally different from the quantities of oil and natural gas that are ultimately recovered. Additional important factors that could cause actual results to differ materially from our expectations are described elsewhere herein. All written and oral forward-looking statements attributable to Belco or persons acting on its behalf are expressly qualified in their entirety by such factors.

OIL AND GAS PRICES ARE VOLATILE, AND AN EXTENDED DECLINE IN PRICES COULD ADVERSELY AFFECT BELCO'S REVENUES, CASH FLOWS AND PROFITABILITY.

     Our revenues, operating results, profitability, future rate of growth and the carrying value of our oil and gas properties depend substantially upon the prevailing prices of oil and gas. We expect the markets for oil and gas to continue to be volatile. Prices also affect the amount of cash flow available for capital expenditures and our ability to borrow money or raise additional capital. The amount we can borrow from banks is subject to redetermination based on current prices. In addition, we may have ceiling test writedowns when prices decline. Lower prices may also reduce the amount of oil and gas that we can produce economically.

     We cannot predict future oil and gas prices. Factors that can cause oil and gas prices to fluctuate include:

     - relatively minor changes in the supply of and demand for oil and gas;

     - market uncertainty;

     - the level of consumer and industrial product demand;

     - weather conditions;

     - domestic and foreign governmental regulations;

     - the price and availability of alternative fuels;

     - political conditions in the Middle East;

     - the foreign supply of oil and gas;

     - the price of oil and gas imports; and

     - overall economic conditions.

OUR RECENT COMMODITY PRICE RISK MANAGEMENT ACTIVITIES HAVE RESULTED IN LOSSES. OUR COMMODITY PRICE RISK MANAGEMENT TRANSACTIONS MAY LIMIT OUR POTENTIAL GAINS.

     In 1999 and 2000, we recorded non-hedge commodity price risk management losses of $36.5 million and $137.6 million, respectively. These losses consisted of $2.4 million and $34.0 million in cash settlements and $34.1 million and $103.6 million in unrealized non-cash mark-to-market losses due to substantial increases in commodity prices for 1999 and 2000, respectively. We expect to incur additional hedge and non-hedge related cash settlement costs through calendar year 2001 assuming commodity prices remain at current levels. We believe that our losses from commodity price risk management transactions will decline due to price decreases since December 31, 2000. We can give you no assurance as to the ultimate size of these losses.

     For the year 2001, Belco currently has approximately 6,920 BOPD and 67,000 MMBtu of gas per day committed at average prices of $19.15 per Bbl of oil and $2.08 per MMBtu of gas. The committed volumes assume the NYMEX forward curve reference prices as of February 14, 2001. No estimate of settlements or mark-to-market gains or losses are determinable as such amounts are contingent upon commodity prices at the time of production. We cannot assure you that we will not experience additional losses from these activities.

     Certain of Belco's commodity price risk management arrangements require Belco to deliver cash collateral or other assurances of performance to the counterparties in the event that Belco's payment obligations with respect to its commodity price risk management transactions exceed certain levels. Two of the inherent risks of a price risk management program are margin requirement and collateralization. Certain transactions may be subject to margin calls under certain conditions including change of ownership control, rating agency activity or default. Belco's collateral requirement at December 31, 2000 was $36.5 million in letters of credit and $15.0 million in letters of credit as of March 19, 2001.

     In order to manage our exposure to price volatility in marketing our oil and gas, we enter into oil and gas price risk management arrangements for a portion of our expected production. These transactions are limited in life. While intended to reduce the effects of volatile oil and gas prices, commodity price risk management transactions may limit our potential gains if oil and gas prices were to rise substantially over the price established by the arrangements. In addition, our commodity price risk management transactions may expose us to the risk of financial loss in certain circumstances, including instances in which:

     - our production is less than expected;

     - there is a widening of price differentials between delivery points for our production and time delivery point assumed in the hedge arrangement; or

     - the counterparties to our contracts fail to perform the contracts.

OUR CREDIT AGREEMENT AND INDENTURES RESTRICT OUR ABILITY TO PAY DIVIDENDS; DIVIDENDS ON OUR PREFERRED STOCK MAY NOT BE PERMITTED AFTER THE FIRST QUARTER OF 2001.

     Our ability to pay dividends on our capital stock will be dependent on our future performance and liquidity. In addition, our credit agreement and the indentures governing our subordinated debt contain restrictions on our ability to pay cash dividends on our capital stock, including our outstanding preferred stock. As a result of reporting substantial unrealized non-cash mark-to-market losses required by existing accounting rules, dividends on our preferred stock may be limited or prohibited by the restrictions contained in our 10- 1/2% bond indenture. Payment of the March 2001 dividend on our preferred stock will be permitted. Subsequent dividends will be contingent upon the sale of equity interests or sufficient net income to restore dividend payment capacity under the indenture. At the present time, we do not estimate that first quarter 2001 net income, as defined in the indenture, will be sufficient to restore this dividend payment capacity.

WE MAY NOT BE ABLE TO GENERATE OR OBTAIN SUFFICIENT CAPITAL TO EXECUTE OUR OPERATING STRATEGY.

     We have experienced, and expect to continue to experience, substantial capital needs as a result of our exploration, development and acquisitions strategies. We have historically addressed our capital needs by using our bank credit facility, using cash provided by operating activities and issuing debt and equity securities.

     We continue to examine the following alternative sources of capital:

     - bank borrowings or the issuance of debt securities;

     - the sale of common stock or preferred stock;

     - sales of non-strategic properties;

     - sales of prospect and technical information; and

     - joint venture financing.

     The availability of these sources of capital will depend upon a number of factors, some of which are beyond our control. These factors include general economic and financial market conditions, oil and gas prices and the value and performance of Belco. We will be unable to fully execute our operating strategy if we cannot generate or obtain sufficient capital from these or other sources.

ESTIMATES OF OIL AND GAS RESERVES ARE UNCERTAIN AND INHERENTLY IMPRECISE.

     This Form 10-K contains estimates of our proved reserves and the estimated future net revenues from our proved reserves. These estimates are based upon various assumptions, including assumptions required by the SEC relating to oil and gas prices, drilling and operating expenses, capital expenditures, taxes and availability of funds. The process of estimating oil and gas reserves is complex. The process involves significant decisions and assumptions in the evaluation of available geological, geophysical, engineering and economic data for each reservoir. Therefore, these estimates are inherently imprecise.

     Actual future production, oil and gas prices, revenues, taxes, development expenditures, operating expenses and quantities of recoverable oil and gas reserves most likely will vary from these estimates. Such variations may be material. In addition, we may adjust estimates of proved reserves to reflect production history, results of exploration and development drilling, prevailing oil and gas prices and other factors, many of which are beyond our control. In certain situations, hydrocarbon reservoirs underlying our properties may extend beyond the boundaries of our own acreage into acreage owned by others. In this case, our properties may also be susceptible to hydrocarbon drainage from production by the operators on those adjacent properties. Any significant variance could materially affect the estimated quantities and present value of our proved reserves.

     At December 31, 2000, approximately 35% of our estimated proved reserves were undeveloped. Recovery of undeveloped reserves requires significant capital expenditures and successful drilling operations. The estimates of our future reserves include the assumption that we will make significant capital expenditures to develop our reserves, including approximately $60.0 million in 2001. Although we have prepared estimates of our oil and gas reserves and the costs associated with these reserves in accordance with industry standards, we cannot assure you that the estimated costs are accurate, that development will occur as scheduled or that the results will be as estimated.

     You should not assume that the present value referred to in this Form 10-K is the current market value of our estimated oil and gas reserves. In accordance with SEC requirements, the estimate of present value is generally based on prices and costs as of the date of the estimate. Actual future prices and costs may be materially higher or lower than the prices and costs as of the date of the estimate. Any changes in consumption by oil and gas purchasers or in governmental regulations or taxation will also affect actual future net cash flows.

     We have included in this Form 10-K certain reserve information and present values that were calculated using oil and gas prices at December 31, 2000. We have calculated this reserve information using estimates of oil and gas reserves at December 31, 2000. As described above, the present values may not represent actual values of our proved reserves.

     The timing of both the production and the expenses from the development and production of oil and gas properties will affect both the timing of actual future net cash flows from proved reserves and their present value. In addition, the 10% discount factor, which is required by the SEC to be used in calculating discounted future net cash flows for reporting purposes, is not necessarily the most accurate discount factor. The effective interest rate at various times and the risks associated with our business or the oil and gas industry in general will affect the accuracy of the 10% discount factor.

LEVERAGE MAY ADVERSELY AFFECT OUR FINANCIAL CONDITION, OUR ABILITY TO FINANCE OUR OPERATIONS AND THE CONDUCT OF OUR BUSINESS.

     As of December 31, 2000, our long-term debt was $402.0 million, including $141.0 million outstanding under our bank credit facility. Our long-term debt represented approximately 87% of our total capitalization at December 31, 2000.

     Our debt affects our operations in several important ways, including the following:

     - a significant portion of our cash flow from operations is used to pay interest on our borrowings;

     - the covenants contained in the agreements governing our debt limit our ability to borrow additional funds or to dispose of assets;

     - the covenants contained in the agreements governing our debt may affect our flexibility in planning for, and reacting to, changes in business conditions;

     - a high level of debt may impair our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, general corporate or other purposes; and

     - the terms of the agreements governing our debt permit our creditors to accelerate payments upon an event of default or a change of control.

     In addition, we may incur additional debt in order to make future acquisitions or develop our properties. A higher level of debt increases the risk that we may default on our debt obligations. Our ability to meet our debt obligations and to reduce our level of debt depends on our future performance. General economic conditions and financial, business and other factors affect our operations and our future performance. Many of these factors are beyond our control.

     If we are unable to repay our debt at maturity out of cash on hand, we could attempt to refinance such debt, sell assets or repay such debt with the proceeds of an equity offering. We cannot assure you that we will be able to generate sufficient cash flow to pay the interest on our debt or that future working capital, borrowings or equity financing will be available to pay or refinance such debt. Factors that will affect our ability to raise cash through an offering of our capital stock or a refinancing of our debt include financial market conditions and our value and performance at the time of such offering or other financing. We cannot assure you that any such offering or refinancing can be successfully completed.

     In addition, our bank borrowing base is subject to semi-annual redeterminations. We could be forced to repay a portion of our bank borrowings due to redeterminations of our borrowing base. We cannot assure you that we will have sufficient funds to make such repayments. If we are not able to negotiate renewals of our borrowings or arrange new financing, we may have to sell significant assets. Any such sale could have a material adverse effect on our business and financial results.

LOWER OIL AND GAS PRICES INCREASE THE RISK OF CEILING LIMITATION WRITEDOWNS.

     We use the full cost method to account for our oil and gas operations. As a result, we capitalize the cost to acquire, explore for and develop oil and gas properties. Under full cost accounting rules, the net capitalized costs of oil and gas properties may not exceed a "ceiling limit," which is based upon the present value of estimated future net cash flows from proved reserves, discounted at 10%, plus the lower of cost or fair market value of unproved properties. If net capitalized costs of oil and gas properties exceed the ceiling limit, we must charge the amount of the excess to earnings. This is called a "ceiling limitation writedown." This charge does not reduce the cash flow from operating activities, but does reduce the book value of our net tangible assets and our stockholders' equity. The risk that we will be required to write down the carrying value of oil and gas properties increases when the oil and gas prices are low or volatile. In addition, writedowns may occur if we experience substantial downward adjustments to our estimated proved reserves, increases in estimates of development costs or deterioration in exploration and exploitation results. In 1998 and 1997, we recorded $229.0 million ($148.9 million after-tax) and $150.0 million ($97.5 million after-tax), respectively, in non-cash ceiling limitation writedowns after applying substantially lower commodity prices to estimated recoverable reserves. We may experience ceiling limitation writedowns in the future.

OUR ABILITY TO REPLACE PRODUCTION WITH NEW RESERVES IS HIGHLY DEPENDENT ON ACQUISITIONS OR SUCCESSFUL DEVELOPMENT AND EXPLORATION ACTIVITIES.

     In general, the volume of production from oil and gas properties declines as reserves are depleted. Our reserves will decline as they are produced, unless we acquire properties with proved reserves or conduct successful exploration and development activities. Our future oil and gas production is highly dependent upon our level of success in finding or acquiring additional reserves. The business of exploring for, developing or acquiring reserves is capital intensive and uncertain. We may be unable to make the necessary capital investments to maintain or expand our oil and gas reserves if cash flow from operations is reduced and external sources of capital become limited or unavailable. We cannot assure you that our future exploration and development activities will result in additional proved reserves or that we will be able to drill productive wells at acceptable costs. In addition, we may not be able to acquire new properties with proved reserves at acceptable costs.

OUR EXPLORATION ACTIVITIES INVOLVE A HIGH DEGREE OF RISK AND MAY NOT BE COMMERCIALLY SUCCESSFUL.

     Oil and gas exploration involves a high degree of risk that hydrocarbons will not be found, that they will not be found in commercial quantities, or that their production will be insufficient to recover drilling, completion and operating costs. The 3-D seismic data and other technologies we may use do not allow us to know conclusively prior to drilling a well that oil or gas is present or economically producible. The cost of drilling, completing, and operating a well is often uncertain, and cost factors can adversely affect the economics of a project. Furthermore, completion of a well does not guarantee that it will be profitable or even that it will result in recovery of drilling, completion and operating costs. Therefore, we may not earn revenues with respect to, or recover costs spent on, our exploration activities.

OUR SECONDARY RECOVERY PROJECTS REQUIRE SIGNIFICANT EXPENDITURES AND MAY NOT BE COMMERCIALLY SUCCESSFUL.

     Secondary recovery operations, such as waterflooding projects, may require us to spend a significant amount of capital without any increase in production. Although waterflooding requires significant capital expenditures, the total amount of reserves that can be recovered through waterflooding is uncertain. In addition, there is generally a delay between the initiation of water injection into a formation containing hydrocarbons and any increase in production that may result from the injection. The degree of success, if any, of any secondary recovery program depends on a large number of factors. These factors include the porosity, permeability and heterogeneity of the formation, the technique used and the location of injection wells.

OUR OPERATIONS ARE SUBJECT TO NUMEROUS RISKS OF OIL AND GAS DRILLING AND PRODUCTION ACTIVITIES.

     Oil and gas drilling and production activities are subject to numerous risks, including the risk that no commercially productive oil or gas reservoirs will be found. The cost of drilling and completing wells is often uncertain. Oil and gas drilling and production activities may be shortened, delayed or canceled as a result of a variety of factors, many of which are beyond our control. These factors include:

     - unexpected drilling conditions;

     - pressure irregularities in formations;

     - equipment failures or accidents;

     - weather conditions; and

     - shortages in experienced labor or shortages or delays in the delivery of equipment.

     We cannot assure you that the new wells we drill or participate in will be productive or that we will recover all or any of our investment. Drilling for oil and gas may be unprofitable. Drilling activities can result in dry holes and wells that are productive but do not produce sufficient net revenues after operating and other costs. In addition, our properties may be susceptible to hydrocarbon draining from production by third party operations on adjacent properties.

HIGHER OIL AND GAS PRICES ADVERSELY AFFECT THE COST AND AVAILABILITY OF DRILLING AND PRODUCTION SERVICES.

     Higher oil and gas prices, such as those we are currently experiencing, generally stimulate increased demand and result in increased prices for drilling rigs, crews and associated supplies, equipment and services. In the past, we have had difficulty securing drilling equipment or crews in certain of our core areas. We have recently experienced higher costs for drilling rigs and other related services.

OUR INDUSTRY EXPERIENCES MANY OPERATING RISKS THAT COULD CAUSE US SUBSTANTIAL LOSSES.

     Our operating risks include the risk of fire, explosions, blow-outs, pipe failure, abnormally pressured formations and environmental hazards. Environmental hazards include oil spills, gas leaks, ruptures or discharges of toxic gases. If any of these industry operating risks occur, we could have substantial losses. Substantial losses may be caused by:

     - injury or loss of life;

     - severe damage to or destruction of property, natural resources and equipment;

     - pollution or other environmental damage;

     - clean-up responsibilities;

     - regulatory investigations and penalties; and

     - suspension of operations.

     In accordance with industry practice, we maintain insurance against some, but not all, of the risks described above. We cannot assure you that our insurance will be adequate to cover losses or liabilities. Also, we cannot predict the continued availability of insurance at premium levels that justify its purchase.

WE OPERATE IN A HIGHLY COMPETITIVE INDUSTRY, WHICH MAY ADVERSELY AFFECT OUR OPERATIONS.

     We operate in a highly competitive environment. We compete with other oil and gas companies for the acquisition of desirable oil and gas properties and the equipment labor required to develop and operate such properties. We also compete with other oil and gas companies in the marketing and sale of oil and gas. Many of our competitors have financial and other resources substantially greater than ours.

OUR ACQUISITIONS ARE SUBJECT TO THE RISKS OF THE UNCERTAINTIES OF RECOVERABLE RESERVES AND POTENTIAL LIABILITIES.

     Our recent growth is due in part to acquisitions of producing properties. The successful acquisition of producing properties requires an assessment of a number of factors beyond our control. These factors include recoverable reserves, future oil and gas prices, operating costs and potential environmental and other liabilities. Such assessments are inexact and their accuracy is inherently uncertain. In connection with our assessments, we perform a review of the subject properties, which we believe is generally consistent with industry practices. However, such a review will not reveal all existing or potential problems. In addition, our review may not permit us to become sufficiently familiar with the properties to fully assess their deficiencies and capabilities. We do not inspect every well. Even when we inspect a well, we do not always discover structural, subsurface and environmental problems that may exist or arise.

     We are generally not entitled to contractual indemnification for preclosing liabilities, including environmental liabilities. Normally, we acquire interests in properties on an "as is" basis with limited remedies for breaches of representations and warranties. In addition, competition for producing oil and gas properties is intense and many of our competitors have financial and other resources which are substantially greater than those available to us. Therefore, we cannot assure you that we will be able to acquire oil and gas properties that contain economically recoverable reserves or that we will complete such acquisitions on acceptable terms.

OUR OIL AND GAS OPERATIONS ARE SUBJECT TO VARIOUS FEDERAL, STATE AND LOCAL LAWS AND REGULATIONS THAT MATERIALLY AFFECT OUR OPERATIONS.

     Our oil and gas operations are subject to various federal, state and local regulations. These regulations may be changed in response to economic or political conditions. Matters regulated include discharge permits for drilling operations, drilling and abandonment bonds, reports concerning operations, the spacing of wells and unitization and pooling of properties and taxation. From time to time, federal, state and local governments allege that we have not complied with their regulations and seek to impose fines on us. We cannot assure you that we will not be liable for substantial fines in the future for failing to comply with federal, state or local laws or regulations.

     At various times, regulatory agencies have imposed price controls and limitations on production. In order to conserve supplies of oil and gas, these agencies have restricted the rates of flow of oil and gas wells below actual production capacity. Under federal and state environmental statutes, owners and operators of certain defined facilities are strictly liable for spills, subject to certain limitations. A substantial spill from one of our facilities could have a material adverse effect on our results of operations, competitive position or financial condition.

     Federal, state and local laws regulate production, handling, storage, transportation and disposal of oil and gas, by-products from oil and gas and other substances, materials and wastes produced, used or generated in connection with oil and gas operations. To date, we have not been required to spend significant amounts to comply with these laws or to remediate existing environmental contamination. We believe that we are in substantial compliance with all applicable laws and regulations. Nevertheless, the requirements of such laws and regulations change frequently and we cannot predict the ultimate cost of compliance with existing or future requirements or their effect on our operations.

THE LOSS OF KEY PERSONNEL COULD ADVERSELY AFFECT OUR ABILITY TO OPERATE.

     We depend, and will continue to depend in the foreseeable future, on the services of our officers and key employees with extensive experience and expertise in evaluating and analyzing producing oil and gas properties and drilling prospects, maximizing production from oil and gas properties and marketing oil and gas production. Our ability to retain our officers and key employees is important to our continued success and growth. The unexpected loss of the services of one or more of these individuals could have a detrimental effect on our business. We do not maintain key man life insurance on any of our officers or key employees.

THE SIGNIFICANT OWNERSHIP POSITION OF THE BELFER FAMILY COULD LIMIT OUR ABILITY TO ENTER INTO CERTAIN TRANSACTIONS.

     Robert A. Belfer, his son Laurence D. Belfer, his brother-in-law Jack Saltz, their spouses, and certain trusts for their respective children and grandchildren own approximately 56% of the outstanding shares of our common stock at December 31, 2000 and approximately 20% of the currently outstanding shares of our preferred stock at December 31, 2000. As a result, such stockholders will be able to effectively control the outcome of certain matters requiring a stockholder vote, including the election of directors. Such ownership of common stock may have the effect of delaying, deferring or preventing a change of control of Belco and may adversely affect the voting and other rights of other stockholders.

EXECUTIVE OFFICERS

     Officers are elected each year by the Board of Directors following the Annual Meeting for a term of one year and until the election and qualification of their successors. The current executive officers of Belco and their ages, positions with Belco and business experience are presented below:

     Robert A. Belfer, age 65, is Chairman of the Board and Chief Executive Officer of Belco. Mr. Belfer began his career at Belco Petroleum Corporation ("BPC") in 1958 and became Executive Vice President in 1964, President in 1965 and Chairman of the Board in 1984. BPC was an independent oil and gas producer in the United States and abroad, which went public in 1959. It was one of the larger independent oil and gas companies in the United States and was included in Fortune's listing of the 500 largest industrial companies in the United States prior to merging with InterNorth, Inc. (now Enron Corp.) in 1983. Following the merger, Mr. Belfer became Chief Operating Officer of BelNorth Petroleum Corp., a combination of oil and gas producing operations of BPC and InterNorth. He resigned from his position with InterNorth in 1986 and pursued personal investments in oil and gas and other industries. In April 1992, Mr. Belfer founded Belco. In addition to his position at Belco, Mr. Belfer serves on the board of Enron. Mr. Belfer received his undergraduate degree from Columbia College (A.B. 1955) and a law degree from the Harvard Law School (J.D. 1958).

     Laurence D. Belfer, age 34, is Vice-Chairman of Belco. Mr. Belfer joined Belco as Vice President in September 1992. He was promoted to Executive Vice President in May 1995 and Chief Operating Officer in December 1995 was named President in April 1997 and Vice-Chairman in March 1999. He is a founder and Chairman of Harvest Management, Inc., a money management firm. Mr. Belfer graduated from Harvard University (B.A. 1988) and from Columbia Law School (J.D.
1992).

     Grant W. Henderson, age 42, is President and Chief Operating Officer of Belco. He was named Chief Operating Officer in March of 2000 and named President on March 1, 1999 and prior to his promotion he served as Senior Vice President -- Corporate Development. Mr. Henderson was formerly President and Chief Financial Officer of Coda having joined Coda in October 1993 as Executive Vice President and Chief Financial Officer. He was elected a director of Coda in 1995 and became President of Coda in February 1996. Mr. Henderson was previously employed by NationsBank (now Bank of America N.A.), beginning 1981, last serving as Senior Vice President in its Energy Banking Group. Mr. Henderson is a graduate of Texas Tech University where he received a B.B.A. degree with a major in finance.

     Dominick J. Golio, age 55, is Senior Vice President -- Finance, Chief Financial Officer, Treasurer and Secretary of Belco. Mr. Golio began his career at the New York City office of Arthur Andersen & Co. in 1972. In 1975, he joined Case, Pomeroy & Company and Felmont Oil Corporation, its publicly traded affiliate, where he rose to the position of Vice President Finance. Mr. Golio left Felmont in 1987 following a merger between Felmont and Homestake Mining Company. He served as Vice President Finance and Administration at both AEG Corporation, the U.S. electronics subsidiary of Daimler-Benz North America, until 1991 and at Millmaster Onyx Group, Inc. until September 1993 at which time he joined Belco. Mr. Golio is a Certified Public Accountant (NY). He holds undergraduate and graduate degrees from Pace University (B.B.A. Accounting, 1972, M.B.A. -- Taxation, 1978).

     Shiv K. Sharma, age 59, is Senior Vice President -- Engineering of Belco. Mr. Sharma began his career in 1967 as a Reservoir Engineer with Shell Oil Company. In 1970, he joined BPC as a reservoir engineer and was subsequently elected to Vice President and Senior Vice President of Engineering, a position he held until his departure from that company in 1988. From 1988 to 1992, Mr. Sharma worked as a petroleum consultant for several New York companies. He served as a director and consultant to Belco commencing April 1992 and was elected to his present position in April 1994. Mr. Sharma received his degrees in petroleum technology from the Indian School of Mines (B.S. 1963) and petroleum engineering from Stanford University (M.S. 1966).

     Steven L. Mueller, age 48, is Senior Vice President -- Exploration and Production of Belco. Mr. Mueller began his career in 1975 as a Geological Engineer at Tenneco Oil, Lafayette. He advanced at Tenneco Oil to Division Exploration Manager in 1987. In 1988, Mr. Mueller joined Fina Oil in Houston, Texas as Exploration

Manager of South Louisiana, and in 1992 he joined American Exploration in Houston, Texas as Exploitation Vice President. He was with American Exploration until October of 1996 when he joined Belco. Mr. Mueller has over 24 years experience in exploring for and exploiting oil and gas fields both onshore and offshore. He holds a BS in Geological Engineering from the Colorado School of Mines (1975).

CERTAIN DEFINITIONS

     The definitions set forth below shall apply to the indicated terms as used in this Form 10-K. All volumes of natural gas referred to herein are stated at the legal pressure base of the state or area where the reserves exist and at 60 degrees Fahrenheit and in most instances are rounded to the nearest major multiple.

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

ITEM 2 -- PROPERTIES

OIL AND GAS RESERVES

     The following table sets forth information with respect to Belco's estimated net proved oil and gas reserves as of December 31, 2000. Information in this 10-K as of December 31, 2000 relating to Belco's estimated net proved oil and gas reserves and the estimated future net revenues attributable thereto is based upon estimates prepared by in-house engineers and the audit review thereof performed by Miller and Lents, Ltd., independent petroleum engineers. All calculations of estimated net proved reserves have been made in accordance with the rules and regulations of the SEC and, except as otherwise indicated, give no effect to federal or state income taxes otherwise attributable to estimated future net revenues from the sale of oil and gas. The present value of estimated future net revenues has been calculated using a discount factor of 10%. See "Business -- Forward-Looking Statements and Risk Factors -- Estimates of oil and gas reserves are uncertain and inherently imprecise."

                                                                  AS OF DECEMBER 31, 2000
                                                            ------------------------------------
                                                             PROVED        PROVED
                                                            DEVELOPED    UNDEVELOPED     TOTAL
                                                            ---------    -----------    --------
Estimated Proved Reserves:
  Gas (MMcf)..............................................   231,380       149,943       381,323
  Oil (MBbls).............................................    40,642        16,849        57,491
          Total Gas Equivalents (MMcfe)...................   475,232       251,037       726,269
Estimated Future Net Revenue before Income
  Taxes (in millions)(1)..................................  $  2,545      $  1,433      $  3,978
                                                            ========      ========      ========
Present Value of Estimated Future Net Revenues before
  Income Taxes (discounted at 10% per annum) (in
  millions)(1)............................................  $  1,480      $    776      $  2,256
                                                            ========      ========      ========

---------------
(1) Estimated future net revenue before income taxes represents estimated future gross revenue to be generated from the production of proved reserves, net of estimated production and future development costs, using average December 31, 2000 prices, which were $9.53 per Mcf of gas and $25.50 per barrel of oil without giving effect to commodities price risk management activities accounted for as hedges.

     See also "Business."

ITEM 3 -- LEGAL PROCEEDINGS

     Belco is a party to routine litigation incidental to its business. While the ultimate results of these proceedings cannot be predicted with certainty, Belco does not believe that the outcome of these matters will be material to Belco.

ITEM 4 -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the quarter ended December 31, 2000, no matters were submitted by Belco to a vote of its security holders.

                                    PART II

ITEM 5 -- MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     As of March 19, 2001, Belco estimates there were approximately 122 record holders of its Common Stock. Belco's Common Stock is listed on the New York Stock Exchange ("NYSE") and traded under the symbol "BOG." As of March 19, 2001, Belco had 32,789,590 shares outstanding and its closing price on the NYSE was $9.35 per share. The high and low sales prices for Belco's Common Stock during each quarter in the two years ended December 31, 2000 were as follows:

                                  COMMON STOCK

                                                               HIGH      LOW
                                                              ------    -----
2000
First Quarter...............................................  $11.25    $5.25
Second Quarter..............................................   10.50     7.38
Third Quarter...............................................    9.63     8.00
Fourth Quarter..............................................   12.44     8.50
1999
First Quarter...............................................  $ 6.38    $4.75
Second Quarter..............................................    7.94     5.75
Third Quarter...............................................    7.56     6.38
Fourth Quarter..............................................    7.06     4.94

     Belco has never paid a dividend, cash or otherwise, on its Common Stock. Belco's credit agreement and the indentures governing its subordinated debt contain restrictions on its ability to pay cash dividends on its capital stock, including its outstanding preferred stock. As a result of reporting substantial unrealized non-cash mark-to-market losses required by existing accounting rules, dividends on Belco's preferred stock may be limited or prohibited by the restrictions contained in its 10- 1/2% bond indenture. Payment of the March 2001 dividend on its preferred stock will be permitted. Subsequent dividends will be contingent upon the sale of equity interests or sufficient net income to restore dividend payment capacity under the indenture. At the present time, we do not estimate that first quarter 2001 net income, as defined in the indenture, will be sufficient to restore this dividend payment capacity. See "Business -- Forward-Looking Statements and Risk Factors -- Our credit agreement and indentures restrict our ability to pay dividends; dividends on our preferred stock may not be permitted after the first quarter of 2001."

     Other than permitted payments of Preferred Stock dividends, Belco currently intends to maintain a policy of retaining cash for the continued expansion of its business.

                                PREFERRED STOCK

                                                              HIGH      LOW
                                                             ------    ------
2000
First Quarter..............................................  $15.88    $14.00
Second Quarter.............................................   15.75     13.00
Third Quarter..............................................   15.75     14.44
Fourth Quarter.............................................    8.25     14.88
1999
First Quarter..............................................  $16.88    $15.13
Second Quarter.............................................   18.25     15.56
Third Quarter..............................................   18.13     16.25
Fourth Quarter.............................................   17.00     14.50

     In 2000, we issued a total of 1,241,675 shares of our common stock in exchange for a total of 691,000 shares of our preferred stock. The common stock issued in these transactions was not registered under the Securities Act of 1933 in reliance upon the exemption under Section 3(a)(9) of the Securities Act of 1933.

ITEM 6 -- SELECTED FINANCIAL DATA

     The following table sets forth selected financial data regarding Belco as of and for each of the periods indicated. The following data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Belco's financial statements and notes thereto, which follow.

                                                            YEAR ENDED DECEMBER 31,
                                           ----------------------------------------------------------
                                             2000        1999       1998          1997         1996
                                           ---------   --------   ---------     --------     --------
                                                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Revenues:
  Oil and gas sales, net of hedging
    activities...........................  $ 199,387   $141,932   $ 129,916     $129,994     $119,710
  Commodity Price Risk Management
    Activities -- Non-hedge cash
    settlements..........................    (33,953)    (2,442)        172       (1,551)       3,417
  Interest...............................        951      1,134       1,730        3,245        2,653
                                           ---------   --------   ---------     --------     --------
         Total revenues..................    166,385    140,624     131,818      131,688      125,780
                                           ---------   --------   ---------     --------     --------
Costs and expenses:
  Oil and gas operating expenses.........     33,290     29,854      33,615        7,358        6,296
  Production taxes.......................     14,464      9,314       7,232        5,400        1,551
  Depreciation, depletion and
    amortization.........................     56,721     54,182      56,102       46,684       40,904
  Impairment of oil and gas properties...         --         --     229,000      150,000           --
  Impairment of equity securities........         --        450      24,216           --           --
  General and administrative.............      6,538      4,940       5,216        3,913        3,059
  Interest expense.......................     25,253     21,021      21,013        1,668           --
  Non-cash change in fair value of
    derivatives..........................    103,610     34,094     (18,912)       4,928        9,384
                                           ---------   --------   ---------     --------     --------
         Total costs and Expenses........    239,876    153,855     357,482      219,951       61,194
                                           ---------   --------   ---------     --------     --------
Income (loss) before income taxes........    (73,491)   (13,231)   (225,664)     (88,263)      64,586
Provision (benefit) for income
  taxes(1)...............................    (25,722)    (4,631)    (78,107)     (31,355)      21,953
                                           ---------   --------   ---------     --------     --------
  Net income (loss)(1)...................    (47,769)  $ (8,600)  $(147,557)    $(56,908)    $ 42,633
                                           =========   ========   =========     ========     ========
  Net income (loss) available to common
    stock................................  $ (53,791)  $(15,484)  $(152,963)    $(56,908)    $ 42,633
                                           =========   ========   =========     ========     ========
Basic and diluted earnings (loss) per
  common share(1)........................      (1.71)  $  (0.49)  $   (4.85)    $  (1.80)    $   1.42
                                           =========   ========   =========     ========     ========
Weighted average common shares
  outstanding............................     31,469     31,642      31,529       31,538       29,986
STATEMENT OF CASH FLOWS DATA:
Cash flow from operating activities......     86,698     78,044      86,345      101,523      108,059
Cash flow from investing activities......   (175,282)   (74,542)   (138,526)    (363,136)    (143,826)
Cash flow from financing activities......     89,145     (3,832)     42,356      230,400       77,684
Capital expenditures (net)...............    175,328     73,183     126,506      564,459      142,712
BALANCE SHEET DATA:
Working capital..........................   (101,729)(2) $ (8,389)(2) $  14,823 $ 36,757     $ 48,667
         Total assets....................    657,374    510,973     505,536      697,109      303,918
Long-term debt...........................    402,033    306,744     294,990      352,090           --
Equity...................................     60,400    113,972     138,291      184,648      233,203

---------------
(1) 1996 includes a one-time non-cash deferred tax charge of $30.1 million recognized as a result of the Combination consummated on March 29, 1996 in connection with Belco's Initial Public Offering.

(2) Excluding the commodity price risk management non-cash mark-to-market balance sheet items, working capital would have been positive $7.5 and $6.6 million at December 31, 2000 and 1999, respectively.

ITEM 7 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion is intended to assist in the understanding of our historical financial position and results of operations for the periods indicated. It is based on our historical financial statements and related notes thereto which follow and which contain detailed information that should be referred to in conjunction with Management's Discussion and Analysis.

OVERVIEW

     Belco Oil & Gas Corp. is an independent energy company engaged in the exploration for and the acquisition, exploitation, development and production of natural gas and oil in the United States primarily in the Rocky Mountains, the Permian Basin, the Mid-Continent region and the Gulf Coast/Austin Chalk Trend in Texas and Louisiana. Since our inception in April 1992, we have grown our reserve base through a balanced program of exploration and development drilling and through acquisitions. We concentrate our activities primarily in four core areas in which we have accumulated detailed geologic knowledge and have developed significant management and technical expertise. Additionally, we structure our participation in natural gas and oil exploration and development activities to minimize initial costs and risks, while permitting substantial follow-on investment.

     Our operations are currently focused in the Rocky Mountains, primarily in the Green River (which includes the Moxa Arch Trend), Wind River and Big Horn Basins of Wyoming, the Permian Basin in west Texas, the Mid-Continent region in Oklahoma and north Texas, and the Gulf Coast, primarily in Texas. These areas accounted for approximately 99% of our proved reserves at December 31, 2000. Our reserve base was 726 Bcfe at December 31, 2000 with a reserve life index of 11.3 years, based on 2000 production. During the calendar year 2000, we acquired approximately 104 Bcfe of proved reserves for approximately $79.5 million.

     Our revenue, profitability and future rate of growth are substantially dependent upon prevailing prices for natural gas, oil and condensate. Commodity prices are subject to numerous factors beyond our control, such as economic, political and regulatory developments and competition from other sources of energy. Energy markets have historically been very volatile, and we can offer no assurance that oil and natural gas prices will not be subject to wide fluctuations in the future. A substantial or extended decline in oil and natural gas prices could have a material adverse effect on our financial position, results of operations and access to capital, as well as the quantities of natural gas and oil reserves that we may economically produce. Natural gas produced is sold under contracts that primarily reflect spot market conditions for their particular area. We market our oil with other working interest owners on spot price contracts and typically receive a small premium to the price posted for such oil. Currently, approximately 64% of our production volumes relate to the sale of natural gas (based on six Mcf of gas being considered equivalent to one barrel of oil).

     We utilize commodity swaps and options and other commodity price risk management transactions related to a portion of our oil and natural gas production to achieve a more predictable cash flow, and to reduce our exposure to price fluctuations. We account for these transactions in compliance with current generally accepted accounting principles as hedging activities or use mark-to-market accounting for those contracts that do not qualify for hedge accounting. As of December 31, 2000, we had various natural gas and oil price risk management contracts in place with respect to portions of our estimated production for years 2001, 2002 and 2003. We expect to reduce the current amount of price risk management contracts to largely phase out such transactions that we have in place over the next 12 to 24 months in an effort to limit our future exposure to the mark-to-market accounting rules requiring the immediate recognition of non-cash unrealized gains and losses that cause large unpredictable swings in reported results of operations, related earnings per share and shareholder equity.

     The following table sets forth certain operations data of Belco for the periods presented:

                                                         YEAR ENDED DECEMBER 31,
                                                     --------------------------------
                                                       2000        1999        1998
                                                     --------    --------    --------
Oil and Gas Sales, Net of Hedging Activities (in
  thousands).......................................  $199,387    $141,932    $129,916
Average Sales Prices(1):
  Oil (per Bbl)
     -- Unhedged...................................  $  29.23    $  17.49    $  13.17
     -- Hedge settlements..........................     (4.62)       1.76        2.92
     Net realized..................................  $  24.61    $  19.25    $  16.09
  Gas (per Mcf)
     -- Unhedged...................................  $   3.50    $   1.99    $   1.86
     -- Hedge settlements..........................     (0.98)      (0.08)      (0.17)
     Net realized..................................  $   2.52    $   1.91    $   1.69
  Net Production Data:
     Oil (MBbl)....................................     3,922       3,439       4,177
     Gas (MMcf)....................................    40,847      39,738      37,207
     Gas equivalent (MMcfe)........................    64,379      60,370      62,272
     Daily production (MMcfe)......................       176         165         171
  Operations Data per Mcfe:
     Oil and gas sales revenues (unhedged).........  $   4.00    $   2.31    $   1.99
     Hedged and non-hedge cash settlements.........     (1.43)         --        0.09
     Oil and gas operating expenses................     (0.52)      (0.49)      (0.54)
     Production taxes..............................     (0.22)      (0.16)      (0.12)
     General and administrative....................     (0.10)      (0.08)      (0.08)
     Depreciation, depletion and amortization......     (0.88)      (0.90)      (0.90)
                                                     --------    --------    --------
     Pre-tax operating profit(2)...................  $   0.85    $   0.68    $   0.44
                                                     --------    --------    --------
     Operating cash flow(2)........................  $   1.73    $   1.58    $   1.34
                                                     --------    --------    --------

---------------
(1) Excludes non-hedge commodity price risk management cash settlements reported separately.

(2) Excluding non-cash commodity price risk management activities, non-cash ceiling test and securities impairment provisions, interest income and interest expenses.

RESULTS OF OPERATIONS -- 2000 COMPARED TO 1999

  Revenues

     Oil and gas sales revenues for the year 2000, net of hedging activities, increased $57.5 million, or 41% to $199.4 million when compared to the prior year primarily the result of both higher production and higher commodity prices. Natural gas production increased 3% over the prior year. Average Mcfe price realizations, net of hedging activities, increased by 32% when compared to last year's price realizations. Natural gas production represented approximately 63% of total production on an Mcfe basis compared to the 66% reported for 1999. Oil production increased by 14% over the prior year due to property acquisitions and newly drilled well additions during the year less oil producing properties sold.

     CPRM activities, including hedged and non-hedged transactions, for the year 2000 resulted in reported revenue reductions of $92.2 million in actual cash settlements paid compared to incremental revenues of $0.2 million received in the prior year. In addition, $103.6 million in non-cash mark-to-market unrealized future losses related to CPRM activities were recorded under costs and expenses in compliance with current accounting rules. In the prior year, $34.1 million in non-cash mark-to-market unrealized losses were reported.

  Costs and Expenses

     Production and operating expenses for the year 2000 increased by 11% to $33.3 million compared to $29.9 million reported in the prior year. The increase was related to the addition of wells, both acquired and drilled, in the current year. On an equivalent unit basis, lifting costs were $0.52 per Mcfe for the year 2000 compared to $0.49 per Mcfe in 1999. Production taxes were $0.22 and $0.16 per Mcfe for the years 2000 and 1999, respectively, with the increase related to higher commodity prices.

     Depreciation, Depletion and Amortization ("DD&A") for the year 2000 increased $2.5 million to $56.7 million when compared to the $54.2 million recorded in the prior year due to higher production volumes. The annual DD&A rate per Mcfe was $0.88, a 2% decline as compared to the prior year when $0.90 per Mcfe was recorded.

     General and Administrative Costs ("G&A") costs increased by 32% in 2000 to $6.5 million when compared to the $4.9 million incurred in 1999. The increase was principally due to reduced amounts charged to the full cost pool. The G&A costs per Mcfe increased from $0.08 to $0.10.

     Interest expense is incurred on $147 million of 8 7/8% Senior Subordinated Notes due 2007 issued in September 1997, $109 million of 10- 1/2% Notes assumed in the Coda acquisition in November 1997 and bank debt incurred to fund various activities. Interest expense for the year 2000 increased by $4.2 million to $25.3 million, a 20% increase over the $21.0 million incurred in the prior year. The increase is due to higher interest rates charged and additional borrowings outstanding under Belco's credit facility related to property acquisitions. The higher interest costs were partially offset by additional amounts capitalized during the current year.

  Income (Loss) Before Income Taxes

     Our reported loss before income tax benefits for the year 2000 was $73.5 million. This compares to a pre-tax loss of $13.2 million reported for the year 1999. The 2000 and 1999 reported losses are the result of recognizing the required non-cash mark-to-market unrealized CPRM losses as required by current accounting rules. Excluding the effect of the non-cash mark-to-market unrealized CPRM losses, Belco had income before income taxes of $30.1 million and $20.9 million for the years 2000 and 1999, respectively.

  Income Taxes

     Income tax benefits were recorded for the year 2000 in the amount of $25.7 million as a result of the reported pre-tax loss. The benefit for income taxes for 1999 was $4.6 million.

RESULTS OF OPERATIONS -- 1999 COMPARED TO 1998

  Revenues

     Oil and gas sales revenues for the year 1999, net of hedging activities, increased 9% to $141.9 million compared to $129.9 million realized in 1998. The year over year increase is due to higher commodity prices and higher natural gas production partially offset by lower crude oil production. In 1999, weighted average oil prices realized, net of hedging, totaled $19.25 per barrel, a 20% increase when compared to the $16.09 realized in 1998. The natural gas weighted average prices realized, net of hedging, increased by 13% from $1.69 in 1998 to $1.91 in 1999. Average daily production volume in 1999 on an Mcfe basis declined by 3% to 165 MMcfe.

     Commodity price risk management activities, including hedged and non-hedged transactions, increased revenues by $0.2 million in the year 1999 and $5.9 million in 1998. In addition, a $34.1 million charge and a ($18.9) million reduction was recorded in 1999 and 1998, respectively, under costs and expenses representing non-cash mark-to-market unrealized future losses or (gains) related to CPRM activities in compliance with current accounting rules.

  Costs and Expenses

     Production and Operating Expenses. Production and operating expenses declined to $39.2 million or 4% in 1999 when compared to the $40.8 million incurred during 1998. The decrease is identified with cost reduction efforts in response to lower commodity prices realized in the first half of 1999 combined with the implementation of other operating efficiencies on newly operated properties located in Wyoming. On a unit basis, operating costs were $0.65 per Mcfe for 1999 compared to $0.66 per Mcfe for 1998, including production taxes.

     DD&A costs for the year totaled $54.2 million when compared to the $56.1 million recorded for the prior year. The DD&A rate for the year was unchanged at $0.90 per Mcfe. For the year 1998, Belco also recorded $229 million ($149 million after-tax) in non-cash ceiling test provisions as required by full-cost accounting rules. The provisions were the result of applying substantially lower commodity prices to estimated recoverable reserves.

     G&A costs declined by 5% during 1999 to $4.9 million when compared to the $5.2 million incurred in 1998. The decrease is primarily due to the cost controls implemented in response to lower commodity prices. The rate per Mcfe for such costs was unchanged at $0.08 for both years. Exploration related G&A expenses for 1999 in the amount of $5.5 million have been capitalized to oil and gas property accounts. The decrease of $0.7 million when compared to 1998 comparable capitalized amount of $6.2 million principally reflects reduced exploration activities.

     Interest expense is incurred on $150 million of the 8 7/8% Senior Subordinated Notes due 2007 issued in September 1997, $109 million of the 10 1/2% Senior Subordinated Notes due 2006 and bank debt incurred under Belco's Revolving Credit Facility. Net interest costs incurred for the year 1999 totaled $25.9 million, with approximately $4.9 million of this total capitalized to property accounts. The 1999 net total interest cost declined modestly when compared to 1998 when net total interest costs were $26.1 million, with $5.1 million capitalized.

     As a result of the substantial decline in the market value of Big Bear Exploration Ltd. ("Big Bear") securities acquired in June 1998, impairment provisions were $450,000 and $9.7 million recorded by Belco in 1999 and 1998, respectively. See "Liquidity and Capital Resources" for additional details related to the Big Bear investment.

  Income (Loss) Before Income Taxes

     Belco's reported loss before income tax benefits for the year 1999 was $13.2 million. This compares to a loss of $225.7 million reported in 1998. The substantially lower loss reported for 1999 reflects improved commodity prices and the absence of non-cash ceiling test and securities impairment provisions of $229.0 million and $24.2 million, respectively, reported in 1998.

  Income Taxes

     Income tax benefits were recorded for 1999 in the amount of $4.6 million and $78.1 million for 1998 as a result of reported pre-tax losses.

LIQUIDITY AND CAPITAL RESOURCES

  General

     In September 1997, we entered into a five-year $150 million Credit Agreement dated September 23, 1997 with The Chase Manhattan Bank, N.A., as administrative agent and other lending institutions. In June 2000, the credit facility was amended and restated and now provides for an aggregate principal amount of revolving loans of up to the lesser of $250 million or a defined borrowing base in effect from time to time, includes a sub-facility for letters of credit and expires in January 2004. The borrowing base at December 31, 2000 was $200 million with $141.0 million advanced at that date. Additionally, there were letters of credit outstanding in the amount of $36.5 million in connection with CPRM activities. The borrowing base is redetermined by the agent and the participating banks semi-annually based upon their usual and customary oil and gas lending criteria as such exist from time to time. In addition, we may request two additional redeterminations and the banks may request one additional redetermination per year. Our indebtedness under the credit facility is secured by a pledge of the capital stock of each of our material subsidiaries.

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

     We are required to pay to the banks a commitment fee based on the lesser of the unused available aggregate commitments or the unused available then effective borrowing base during a quarterly period equal to a percent that varies from 0.25% to 0.50% depending on the borrowing base usage.

     We entered into interest rate swap agreements converting two long-term debt fixed rate obligations to floating rate obligations as follows:

AGREEMENT                              TRANSACTION    FIXED     FLOATING         RATE
AMOUNT                                    DATE         RATE       RATE       RE-SET DATE
---------                              -----------    ------    --------    --------------
$100 million.........................     12/97        8.875%     8.875%    March 15, 2001(a)
$85 million..........................     12/97       10.500%    11.625%     April 1, 2001(a)
$50 million..........................      1/98        8.875%     8.875%    March 15, 2001(a)

---------------
(a) Floating rate is redetermined at each six month period following the expiration through September 15, 2007 and is currently capped at rates indicated.

The agreements obligate Belco to actually pay the indicated floating rate rather than the original fixed rate. The floating rates are capped at 8 7/8% through September 15, 2001 and at 10% from March 15, 2002 through September 15, 2007 on the 8 7/8% Notes and capped at 11.625% from April 1, 2000 through April 2003 on the 10 1/2% Notes.

     Belco's board of directors has authorized the purchase from time to time, in the open market or in privately negotiated transactions, shares of its common stock and 6 1/2% convertible preferred stock, in an aggregate amount not to exceed $10 million. The current $10 million authorization is in addition to the $10 million that was exhausted in December 1999. During the year 2000, Belco purchased 20,700 shares of its preferred stock for a total cost of $0.3 million pursuant to the existing authorization.

     Additionally, during the year 2000, Belco exchanged 691,000 shares of its 6 1/2% convertible preferred stock for 1,241,675 shares of its common stock. The liquidation preference of the preferred stock that was exchanged was $17.3 million.

     In December 2000, Belco closed a $9.8 million acquisition of oil and gas properties adding approximately 18.6 Bcfe of proved reserves to its reserve base. The transaction was financed through additional borrowings under the credit facility.

     In August 2000, Belco sold its interest in certain North Texas oil properties, including 436 producing wells for $10.1 million in cash and retained a volumetric production payment which Belco values at approximately $5.0 million.

     In April 2000, Belco closed a $24.1 million acquisition of oil and gas properties adding approximately 51 Bcfe of proved reserves to its reserve base. The transaction was financed through additional borrowings under the credit facility.

     In February 2000, Belco closed a $41.6 million acquisition of oil and gas properties expected to add approximately 2,400 BOE per day to the existing production base. The transaction was financed through additional borrowings under Belco's Revolving Credit Facility.

     In January 2000, Belco purchased $3 million face value of its 8 7/8% Senior Subordinated Notes due 2007 at a discount in the open market resulting in a modest gain.

  Cash Flow

     Our principal sources of cash are operating cash flow and bank borrowings. Cash flow from operating activities for the year 2000 was $86.7 million, an 11% increase over the prior year when $78.0 million was realized. The increase is the result of higher production volumes and higher commodity prices.

     Net cash used in investing activities for the years 2000 and 1999 were $175.3 and $74.5 million, respectively. Investing activities for these periods include oil and gas property acquisitions in the amount of $79.5 million and $18.1 million for 2000 and 1999, respectively. In addition, investing activities generally include exploration and development activities and proceeds from the sale of properties or other assets.

     Net cash provided (used) by financing activities for the years 2000 and 1999 were $89.1 million and ($3.8) million, respectively. Net debt increased by $95.3 million primarily related to property acquisitions. Cash flow from operations and the disposition of assets funded drilling and other operating activities during the current year, including preferred dividends paid. Belco's credit facility and the indentures governing its subordinated debt restrict the payments of dividends. As a result of reporting substantial unrealized non-cash mark-to-market losses required by existing accounting rules, dividends on Belco's preferred stock may be limited or prohibited by the restrictions contained in Belco's 10 1/2% bond indenture. Payment of the March 2001 dividend on Belco's preferred stock will be permitted. Subsequent dividends will be contingent upon the sale of equity interests or sufficient net income to restore dividend payment capacity under the indenture. At the present time, Belco management does not estimate that first quarter 2001 net income, as defined in the indenture, will be sufficient to restore this dividend payment capacity.

  Capital Expenditures

     Net capital expended by Belco during the year 2000 totaled $175.3 million, including $79.5 million identified with the acquisition of properties and property dispositions of $11.5 million.

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

     Belco's capital expenditure budget for 2001 is $90 million exclusive of potential acquisitions. Approximately 70% of the budget will be dedicated towards development projects and approximately 30% towards exploratory projects. Belco's budget is highly discretionary and capital may be reallocated as necessary in order to pursue attractive opportunities. The budget may also be increased during 2001 if commodity prices remain strong throughout the year. Belco does not specifically budget for acquisition activities due to the uncertainty of potential opportunities.

  Commodity Price Risk Management Transactions

     Certain of the Belco's commodity price risk management arrangements require Belco to deliver cash collateral or other assurances of performance to the counterparties in the event that Belco's payment obligations with respect to its CPRM transactions exceed certain levels. Two of the inherent risks of a price risk management program are margin requirements and collateralization. Certain transactions may be subject to margin calls under certain conditions including change of ownership control, rating agency activity or default. As of March 15, 2001 Belco's current collateral requirement is $15.0 million in letters of credit.

Belco's borrowing capacity under its credit facility will allow Belco to be responsive to any additional collateral calls.

     With the primary objective of achieving more predictable revenues and cash flows, Belco has entered into CPRM transactions of various kinds with respect to both oil and natural gas. While the use of certain of these price risk management arrangements limits the downside risk of adverse price movements, it may also limit future revenues from favorable price movements. Belco engages in transactions such as selling options, which are marked-to-market at the end of the relevant accounting period. Since the futures market historically has been highly volatile, these fluctuations may cause significant impact on the results of any given accounting period. Belco has entered into price risk management transactions with respect to approximately 60% of its gas equivalent estimated production for the year 2001 and substantially lesser portions of its estimated equivalent production thereafter. Belco continues to evaluate whether to enter into additional price risk management transactions for future years. We expect to reduce the current amount of price risk management contracts to largely phase out such transactions that we have in place over the next 12 to 18 months in an effort to limit our future exposure to the mark-to-market accounting rules requiring the immediate recognition of non-cash unrealized gains and losses that cause large unpredictable swings in reported results of operations, related earnings per share and shareholder equity. In addition, Belco may determine from time to time to unwind its then existing price risk management positions as part of its price risk management strategy.

     A summary of our approximate current committed volumes and prices by year, assuming the NYMEX forward curve reference prices for oil and gas as of February 14, 2001 is as follows:

                                                                VOLUME        AVERAGE
                                                        YEAR    PER DAY    REALIZED PRICE
                                                        ----    -------    --------------
Oil -- Barrels per day................................  2001     6,920         $19.15
                                                        2002     5,990         $21.40
                                                        2003     2,410         $20.40
Gas -- MMBtu per day..................................  2001    67,400         $ 2.08
                                                        2002    37,800         $ 2.85
                                                        2003    12,500         $ 3.40

     We expect to incur additional hedge and non-hedge related cash settlement costs through calendar year 2001 assuming commodity prices remain at current levels. This cash settlement amount is estimated at approximately $135 million utilizing the December 31, 2000 forward price curve applied to volumes of oil and gas expected to be produced during the twelve month period ending December 31, 2001. This estimated amount can increase or decrease if commodity prices rise or decline from the current levels used in developing this estimate. As cash settlements are made on volumes produced, no additional losses are expected to be recorded, unless actual prices increase above estimated future prices used in the December 31, 2000 mark-to-market calculation. Subsequent to December 31, 2000 natural gas futures prices have declined and if such conditions persist, Belco will be required to record mark-to-market unrealized gains representing a reversal of previously reported mark-to-market unrealized losses. No estimate of future mark-to-market unrealized gains or losses are determinable as such amounts are contingent upon commodity prices at the end of each calendar quarter.

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities" which was amended by Financial Accounting Standard No. 138 ("SFAS 138") in June 1999. SFAS 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. It also requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows derivatives gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. We adopted SFAS 133 on January 1, 2001, the effective date as amended by SFAS 138. SFAS 133 is expected to increase volatility of stockholder's equity, reported earnings (losses) and other comprehensive income. Assuming that SFAS 133 had been adopted on December 31, 2000, Belco would have recorded an additional $17.5 million in current assets, $2.0 million in non-current assets, $52.2 million in current liabilities and $12.7 million in non-current liabilities related to Belco's existing oil and gas hedges based on the forward price curve in effect at December 31, 2000. These contracts should also qualify for hedge accounting treatment under SFAS 133. The total potential net liability of $45.4 million related to qualifying hedge instruments would be charged to Other Comprehensive Income and appear in the equity section of the balance sheet. This amount combined with amounts previously recorded on the balance sheet representing the non-cash mark-to-market unrealized losses in the net amount of $162.8 million represent the full potential exposure of Belco's CPRM related activities that may or may not be realized as they are dependent on future commodity prices. After adoption, Belco will be required to recognize any hedge ineffectiveness in the income statement each period. In addition, Belco has three interest rate swaps that will be affected by SFAS 133. We currently believe these swaps will not qualify for hedge accounting and as a result, Belco will be required to record an additional $6.6 million in non-current liabilities with the offsetting charge to the income statement.

OTHER

  Environmental Matters

     Our operations are subject to various federal, state and local laws and regulations relating to the protection of the environment, which have become increasingly stringent. We believe that our current operations are compliant in all material respects with current environmental laws and regulations. There are no environmental claims pending or, to our knowledge, threatened against Belco. We can give no assurance, however, that current regulatory requirements will not change, currently unforeseen environmental incidents will not occur or past noncompliance with environmental laws will not be discovered on Belco's properties.

  Information Regarding Forward Looking Statements

     The information contained in this Form 10-K includes certain forward-looking statements. When used in this document, such words as "expect", "intend", "plan", "believes", "potential", "will", "may" and similar expressions are intended to identify forward-looking statements. Although we believe that our expectations are based on reasonable assumptions, it is important to note that actual results could differ materially from those projected by such forward-looking statement. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, the timing and extent of changes in commodity prices for oil and gas, the need to develop and replace reserves, environmental risk, the substantial capital expenditures required to funds its operations, drilling and operating risks, risks related to exploration and development, uncertainties about the estimates of reserves, competition, government regulation and our ability to implement our business strategy.

ITEM 7A -- QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Belco's market risk exposures relate primarily to commodity prices and interest rates. Belco enters into various transactions involving commodity price risk management activities involving a variety of derivatives instruments to hedge the impact of crude oil and natural gas price fluctuations. In addition, Belco entered into interest rate swap agreements to reduce current interest burdens related to its fixed long-term debt. Belco does not enter into derivative instruments for trading purposes.

     The derivatives commodity price instruments are generally put in place to limit the risk of adverse oil and natural gas price movements, however, such instruments can limit future gains resulting from upward favorable oil and natural gas price movements. Recognition of both realized and unrealized gains or losses are reported currently in Belco's financial statements as required by existing generally accepted accounting principles. The cash flow impact of all derivative related transactions is reflected as cash flows from operating activities.

     As of December 31, 2000, Belco had substantial derivative financial instruments outstanding and related to its price risk management program. See "Footnotes 6 and 7" to the consolidated financial statements of Belco "Commodity Price Risk Management Activities and Fair Value of Financial Instruments" for complete details on Belco's oil and gas related transactions in effect as of December 31, 2000. Transactions subsequent to year-end 2000 were not significant. For a further discussion of our CPRM transactions, see "Business-Price Risk Management Transaction," "-- Forward-Looking Information and Risk Factors," and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     The table below provides information related to Belco's interest rate swaps on long-term debt obligations. For interest rate swaps, the table presents notional amounts and approximate weighted average interest rates by contractual maturity dates. Notional amounts are used to calculate the contractual payments to be exchanged under the agreements in place. For more information on our interest rate swaps, see "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources."

                                                                                                   FAIR VALUE
                                              EXPECTED MATURITY DATE                                 AS OF
                              ------------------------------------------------------              DECEMBER 31,
                                2001       2002       2003       2004     THEREAFTER    TOTAL         2000
                              --------   --------   --------   --------   ----------   --------   ------------
Liabilities:
  Bank credit facility......        --         --         --   $141,000          --    $141,000     $141,000
  Belco 8.875% Notes........        --         --         --         --    $147,000    $147,000(1)   $139,283
  Belco 10.500% Notes.......        --         --         --         --    $109,000    $109,000(2)   $110,450
Interest Rate Swaps:
  Fixed to Variable.........  $235,000   $235,000   $235,000   $150,000                             $ (6,652)

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

ITEM 9 -- CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10 -- DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information regarding Directors and Executive Officers required under
Item 10 will be contained in the definitive Proxy Statement of Belco for its 2001 Annual Meeting of Shareholders (the "Proxy Statement") under the headings "Election of Directors", "Executive Compensation and Other Information" and "Section 16(a) Beneficial Ownership Reporting Compliance" and is incorporated herein by reference. The Proxy Statement will be filed pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after December 31, 2000. For information regarding Executive Officers not appearing in the Proxy Statement, see "Business -- Executive Officers of the Registrant".

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

          3. Exhibits: The following documents are filed as exhibits to this report.

EXHIBIT
  NO.                             DESCRIPTION OF EXHIBIT
-------                           ----------------------
   3.1    --   Articles of Incorporation of Company (Incorporated by
               reference from Exhibit 3.1 of the Registration Statement on
               Form S-1, Registration No. 333-1034).
   3.2    --   Amended and Restated Bylaws of Company dated February 5,
               1996 (Incorporated by reference from Exhibit 3.2(ii) of the
               Form 10-Q dated March 31, 1996).
   4.1    --   Specimen Common Stock Certificate (Incorporated by reference from Exhibit 4.1 of the Registration Statement on Form S-1,
               Registration No. 333-1034).
   4.2    --   Indenture dated as of September 23, 1997 among the Company, as issuer, and The Bank of New York, as trustee
               (Incorporated by reference from Exhibit 4.1 of Registration
               Statement on Form S-4, Registration No. 333-37125).
   4.3    --   Supplemental Indenture dated as of February 25, 1998 between
               Coda Energy, Inc., Diamond Energy Operating Company, Electra
               Resources, Inc., Belco Operating Corp., Belco Energy L.P.,
               Gin Lane Company, Fortune Corp., BOG Wyoming LLC and Belco
               Finance Co. (individually, the Subsidiary Guarantors), a
               subsidiary of Belco, and The Bank of New York, a New York
               banking corporation (as Trustee) amending the Indenture
               filed as Exhibit 4.2 above. (Incorporated by reference from
               Exhibit 4.3 of the Company's Annual Report on Form 10-K for
               the fiscal year ended December 31, 1997).
   4.4    --   Exchange and Registration Rights Agreement dated September
               23, 1997 by and among Belco and Chase Securities Inc.,
               Goldman, Sachs & Co. and Smith Barney Inc. (Incorporated by
               reference from Exhibit 4.2 of Registration Statement on Form
               S-4, Registration No. 333-37125).
   4.5    --   Indenture dated as of March 18, 1996 by and among Coda
               Energy, Inc., as issuer, and Taurus Energy Corp., Diamond
               Energy Operating Company and Electra Resources, Inc. (as
               guarantors), and Chase Bank of Texas, N.A., (formerly known as Texas Commerce Bank National Association, as trustee
               (Incorporated by reference from Exhibit 4.1 of the Coda
               Energy, Inc. Registration Statement on Form S-4 filed April
               9, 1996, Registration No. 333-2375).

EXHIBIT
  NO.                             DESCRIPTION OF EXHIBIT
-------                           ----------------------
   4.6    --   First Supplemental Indenture dated as of April 25, 1996
               amending the Indenture filed as Exhibit 4.5 above
               (Incorporated by reference from Exhibit 4.12 of the Coda
               Energy, Inc. Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1996, Commission File No. 0-10955).
   4.7    --   Second Supplemental Indenture dated as of February 25, 1998 by and among Belco and Chase Bank of Texas, N.A. (formerly known as Texas Commerce Bank National Association), as
               trustee, amending the Indenture filed as Exhibit 4.5 above.
               (Incorporated by reference from Exhibit 4.7 of Belco's
               Annual Report on Form 10-K for the fiscal year ended
               December 31, 1997).
   4.8    --   Third Supplemental Indenture dated as of February 25, 1998 by and between Belco, the Belco subsidiaries who are making a Subsidiary Guarantee (the Guarantors) and Chase Bank of
               Texas, N.A., formerly known as Texas Commerce Bank National
               Association (the Trustee). (Incorporated by reference from
               Exhibit 4.8 of the Company's Annual Report on Form 10-K for
               the fiscal year ended December 31, 1997).
   4.9    --   Certificate of Designations of 6 1/2% Convertible Preferred
               Stock dated March 5, 1997 (Incorporated by reference from
               Exhibit 4.1 of current report on Form 8-K dated March 11,
               1998).
  10.1    --   1996 Non-Employee Directors' Stock Option Plan (Incorporated
               by reference from Exhibit 10.1 of the Registration Statement on Form S-1, Registration No. 333-1034).
  10.2    --   1996 Stock Incentive Plan (Incorporated by reference from
               Exhibit 10.2 of the Registration Statement on Form S-1,
               Registration No. 333-1034).
  10.3    --   Exchange and Subscription Agreement and Plan of
               Reorganization dated as of January 1, 1996 by and among
               Belco, its Predecessors and certain individuals and trusts
               (Incorporated by reference to Exhibit 10.3 of the
               Registration Statement on Form S-1, Registration No.
               333-1034).
  10.4    --   Form of Registration Rights Agreement entered into by
               parties to Exchange Agreement (Incorporated by reference to
               Exhibit 10.4 of the Registration Statement on Form S-1,
               Registration No. 333-1034).
  10.5    --   Supplemental Agreement dated as of January 1, 1996 by and
               between Belco, Belco Oil & Gas Corp., a Delaware
               corporation, Robert A. Belfer and certain officers of Belco
               (Incorporated by reference to Exhibit 10.5 of the
               Registration Statement on Form S-1, Registration No.
               333-1034).
  10.6    --   Form of Indemnification Agreement by and between the Company and its officers and directors (Incorporated by reference to
               Exhibit 10.6 of the Registration Statement on Form S-1,
               Registration No. 333-1034).
  10.7    --   Amended and Restated Well Participation Letter Agreement
               dated as of December 31, 1992 between Chesapeake Operating,
               Inc. and Belco Oil & Gas Corp., as amended by (i) Letter
               Agreement dated April 14, 1983, (ii) Amendment dated
               December 31, 1993, and (iii) Third Amendment dated December
               30, 1994 (Incorporated by reference to Exhibit 10.7 of the
               Registration Statement on Form S-1, Registration No.
               333-1034).
  10.8    --   Sale Agreement (Independence) dated as of June 10, 1994
               between Chesapeake Operating, Inc. and Belco Oil & Gas Corp.
               (Incorporated by reference to Exhibit 10.10 of the
               Registration Statement on Form S-1, Registration No.
               333-1034).
  10.9    --   Sale and Area of Mutual Interest Agreement (Greater
               Giddings) dated as of December 30, 1994 between Chesapeake
               Operating, Inc. and Belco Oil & Gas Corp. (Incorporated by
               reference to Exhibit 10.12 of the Registration Statement on
               Form S-1, Registration No. 333-1034).

EXHIBIT
  NO.                             DESCRIPTION OF EXHIBIT
-------                           ----------------------
  10.10   --   Golden Trend Area of Mutual Interest Agreement dated as of
               December 17, 1992 between Chesapeake Operating, Inc. and
               Belco Oil & Gas Corp. (Incorporated by reference to Exhibit
               10.13 of the Registration Statement on Form S-1,
               Registration No. 333-1034).
  10.11   --   Form of Participation Agreement for Belco Oil & Gas Corp.
               1992 Moxa Arch Drilling Program (Incorporated by reference to Exhibit 10.15 of the Registration Statement on Form S-1,
               Registration No. 333-1034).
  10.12   --   Form of Offset Participation Agreement to the Moxa Arch 1992
               Offset Drilling Program (Incorporated by reference to
               Exhibit 10.16 of the Registration Statement on Form S-1,
               Registration No. 333-1034).
  10.13   --   Form of Participation Agreement for Belco Oil & Gas Corp.
               1993 Moxa Arch Drilling Program (Incorporated by reference to Exhibit 10.17 of the Registration Statement on Form S-1,
               Registration No. 333-1034).
  10.14   --   Amended and Restated Credit Agreement dated as of June 30,
               2000 by and among Belco Oil & Gas Corp. (the "Borrower"),
               and The Chase Manhattan Bank, as administrative agent, and certain financial institutions named therein as Lenders (the
               "Lenders") (Incorporated by reference to Exhibit 10.1 of
               Belco's Quarterly Report on Form 10-Q for the quarter ended
               June 30, 2000, Commission File No. 1-14256).
  10.15   --   First Amendment to Belco Oil & Gas Corp. 1996 Stock
               Incentive Plan (Incorporated by reference from Exhibit 10.2 of Belco's Quarterly Report on Form 10-Q for the quarter
               ended June 30, 2000, Commission File No. 1-14256).
  10.16   --   Executive Employment Agreement with Grant W. Henderson
               (Incorporated by reference from Exhibit 99.7 of the Coda
               Energy, Inc. Current Report on Form 8-K dated October 30,
               1995, Commission File No. 0-10955).
  10.17   --   First Amendment to Belco Oil & Gas Corp. 1996 Nonemployee
               Directors' Stock Option Plan. (Incorporated by reference
               from Exhibit 10.1 of Belco's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, Commission File No.
               1-14256).
 *21.1    --   Subsidiaries of the Registrant.
 *23.1    --   Consent of Arthur Andersen LLP.
 *23.2    --   Consent of Miller and Lents, Ltd.

---------------
* Filed herewith

     Certain of the exhibits to this filing contain schedules, which have been omitted in accordance with applicable regulations. The Registrant undertakes to furnish supplementally a copy of any omitted schedule to the Securities and Exchange Commission upon request.

     (b) Reports on Form 8-K.

          None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          BELCO OIL & GAS CORP.

                                          By:
                                            ------------------------------------
                                                     Laurence D. Belfer
                                                       Vice-Chairman

Date: March 30, 2001

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

               SIGNATURE                                    TITLE                          DATE
               ---------                                    -----                          ----

                                         Chief Executive Officer and Chairman of the  March 30, 2001
---------------------------------------    Board of Directors (Principal Executive
           Robert A. Belfer                Officer)

                                         Vice-Chairman and Director                   March 30, 2001
---------------------------------------
          Laurence D. Belfer

                                         Senior Vice President-Finance, Chief         March 30, 2001
---------------------------------------    Financial Officer, Treasurer and
           Dominick J. Golio               Secretary (Principal Financial Officer
                                           and Principal Accounting Officer)

                                         Director                                     March 30, 2001
---------------------------------------
            Graham Allison

                                         Director                                     March 30, 2001
---------------------------------------
           Daniel C. Arnold

                                         Director                                     March 30, 2001
---------------------------------------
            Alan D. Berlin

                                         President, Chief Operating Officer and       March 30, 2001
---------------------------------------    Director
          Grant W. Henderson

                                         Director                                     March 30, 2001
---------------------------------------
              Jack Saltz

                     BELCO OIL & GAS CORP. AND SUBSIDIARIES

                 INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND
                         FINANCIAL STATEMENT SCHEDULES

                                                              PAGE
                                                              ----
CONSOLIDATED FINANCIAL STATEMENTS
  Report of Independent Public Accountants..................  F-2
  Consolidated Balance Sheets as of December 31, 2000 and
     1999...................................................  F-3
  Consolidated Statements of Operations for the Years Ended
     December 31, 2000, 1999 and 1998.......................  F-4
  Consolidated Statements of Stockholders' Equity for the
     Years Ended December 31, 2000, 1999 and 1998...........  F-5
  Consolidated Statements of Cash Flows for the Years Ended
     December 31, 2000, 1999 and 1998.......................  F-6
  Notes to Consolidated Financial Statements................  F-7

CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

     None

     Financial Statement schedules pursuant to regulations of the Securities and Exchange Commission have been omitted because they are either not required, not applicable or the information required to be presented is included in Belco's financial statements and related notes.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Belco Oil & Gas Corp.:

     We have audited the accompanying consolidated balance sheets of Belco Oil & Gas Corp. (a Nevada Corporation) and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Belco Oil & Gas Corp. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

ARTHUR ANDERSEN LLP

Dallas, Texas
February 23, 2001

                     BELCO OIL & GAS CORP. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                    DECEMBER 31,
                                                              ------------------------
                                                                 2000          1999
                                                              ----------    ----------
                                                                   (IN THOUSANDS)
                                        ASSETS
Current Assets:
  Cash and cash equivalents (including restricted cash of
     $800,000 at December 31, 1999).........................  $    2,666    $    2,105
  Accounts receivable.......................................      43,192        24,870
  Income taxes receivable...................................          --         6,661
  Assets from commodity price risk management activities....      15,721         2,879
  Prepaid expenses..........................................       4,372         1,230
  Other current assets......................................       1,911         2,266
                                                              ----------    ----------
          Total Current Assets..............................      67,862        40,011
Property and Equipment:
  Oil and gas properties at cost based on full-cost
     accounting --
     Proved oil and gas properties..........................   1,185,686     1,008,261
     Unproved oil and gas properties........................      68,979        71,075
     Less -- Accumulated depreciation, depletion and
      amortization..........................................    (674,735)     (619,446)
                                                              ----------    ----------
  Net oil and gas property..................................     579,930       459,890
                                                              ----------    ----------
  Building and other equipment..............................       9,159         9,107
     Less -- Accumulated depreciation.......................      (3,914)       (2,634)
                                                              ----------    ----------
  Net building and other equipment..........................       5,245         6,473
  Other Assets..............................................       4,337         4,599
                                                              ----------    ----------
          Total Assets......................................  $  657,374    $  510,973
                                                              ==========    ==========
                                LIABILITIES AND EQUITY
Current Liabilities:
  Accounts payable..........................................  $   25,443    $   17,970
  Liabilities from commodity price risk management
     activities.............................................     124,981        17,822
  Accrued interest..........................................       7,695         7,098
  Accrued expenses..........................................       8,926         3,743
  Other liabilities.........................................       2,546         1,767
                                                              ----------    ----------
          Total Current Liabilities.........................     169,591        48,400
Long-Term Debt..............................................     402,033       306,744
Deferred Income Taxes.......................................       7,933        33,638
Liabilities from commodity price risk management
  activities................................................      17,417         8,219
Stockholders' Equity:
  Preferred stock, $0.01 par value; 10,000,000 shares
     authorized and 3,273,600 and 3,985,000 outstanding at
     December 31, 2000 and 1999, respectively...............          33            40
  Common Stock, $0.01 par value; 120,000,000 shares
     authorized; 32,342,315 and 31,797,300 issued and
     outstanding at December 31, 2000 and 1999,
     respectively...........................................         323           318
  Additional paid-in capital................................     292,635       297,225
  Retained earnings deficit.................................    (230,902)     (177,111)
  Treasury Stock, 704,900 shares at December 31, 1999.......          --        (4,317)
  Unearned compensation.....................................        (936)       (1,430)
  Notes receivable for equity interest......................        (753)         (753)
                                                              ----------    ----------
          Total Stockholders' Equity........................      60,400       113,972
                                                              ----------    ----------
          Total Liabilities and Stockholders' Equity........  $  657,374    $  510,973
                                                              ==========    ==========

The accompanying notes to consolidated financial statements are an integral part of these statements.

                     BELCO OIL & GAS CORP. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                 FOR THE YEAR ENDED DECEMBER 31,
                                                            ------------------------------------------
                                                               2000           1999            1998
                                                            -----------    -----------    ------------
                                                             (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Revenues:
  Oil and gas sales, net of hedging activities............   $199,387       $141,932       $ 129,916
  Commodity Price Risk Management Activities
     -- Non-hedge cash settlements........................    (33,953)        (2,442)            172
  Interest................................................        951          1,134           1,730
                                                             --------       --------       ---------
          Total revenues..................................    166,385        140,624         131,818
                                                             --------       --------       ---------
Costs and expenses:
  Oil and gas operating expenses..........................     33,290         29,854          33,615
  Production taxes........................................     14,464          9,314           7,232
  Depreciation, depletion and amortization................     56,721         54,182          56,102
  Impairment of oil and gas properties....................         --             --         229,000
  Impairment of equity securities.........................         --            450          24,216
  General and administrative..............................      6,538          4,940           5,216
  Interest expense........................................     25,253         21,021          21,013
  Non-cash change in fair value of derivatives............    103,610         34,094         (18,912)
                                                             --------       --------       ---------
          Total costs and expenses........................    239,876        153,855         357,482
                                                             --------       --------       ---------
Income (loss) before income taxes.........................    (73,491)       (13,231)       (225,664)
Provision (benefit) for income taxes......................    (25,722)        (4,631)        (78,107)
                                                             --------       --------       ---------
  Net income (loss).......................................    (47,769)      $ (8,600)      $(147,557)
                                                             ========       ========       =========
  Net income (loss) available to common stock.............   $(53,791)      $(15,484)      $(152,963)
                                                             ========       ========       =========
Basic and diluted earnings (loss) per common share........   $  (1.71)      $  (0.49)      $   (4.85)
                                                             ========       ========       =========
Weighted average common shares outstanding................     31,469         31,642          31,529
                                                             ========       ========       =========

The accompanying notes to consolidated financial statements are an integral part of these statements.

                     BELCO OIL & GAS CORP. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                                                   NOTES
                                     PREFERRED STOCK    COMMON STOCK     ADDITIONAL                  RETAINED    RECEIVABLE
                                     ---------------   ---------------    PAID-IN       UNEARNED     EARNINGS    FOR EQUITY
                                     SHARES   AMOUNT   SHARES   AMOUNT    CAPITAL     COMPENSATION   (DEFICIT)    INTEREST
                                     ------   ------   ------   ------   ----------   ------------   ---------   ----------
                                                                         (IN THOUSANDS)
BALANCE, DECEMBER 31, 1997.........     --      --     31,584    $316     $196,864      $(1,093)     $  (8,664)    $(775)
                                     =====     ===     ======    ====     ========      =======      =========     =====
Comprehensive Income...............
Issuance of Preferred Stock........  4,370     $44         --      --     $105,025           --             --        --
Repurchase of Preferred Stock......    (58)     (1)        --      --         (806)          --             --        --
Restricted Stock Issued (Net)......     --      --         25      --          333           11             --        --
Unrealized loss on marketable
  equity securities................     --      --         --      --           --           --             --        --
Net income (loss)..................     --      --         --      --           --           --       (147,557)       --
Preferred Dividend paid............     --      --         --      --           --           --         (5,406)       --
                                     -----     ---     ------    ----     --------      -------      ---------     -----
BALANCE, DECEMBER 31, 1998.........  4,312     $43     31,609    $316     $301,416      $(1,082)     $(161,627)    $(775)
                                     =====     ===     ======    ====     ========      =======      =========     =====
Comprehensive Income...............
Repurchase of Preferred Stock......   (327)    $(3)        --      --     $ (5,049)          --             --        --
Restricted Stock Issued............     --      --        200       2        1,018       (1,020)            --        --
Restricted Stock Forfeited.........     --      --        (12)     --         (160)         160             --        --
Restricted Stock Amortized.........     --      --         --      --           --          512             --        --
Net Income (Loss)..................     --      --         --      --           --           --         (8,600)       --
Preferred Dividend Paid............     --      --         --      --           --           --         (6,884)       --
Treasury Stock Acquisitions........     --      --         --      --           --           --             --        --
Payment Received...................     --      --         --      --           --           --             --        22
                                     -----     ---     ------    ----     --------      -------      ---------     -----
BALANCE, DECEMBER 31, 1999.........  3,985     $40     31,797    $318     $297,225      $(1,430)     $(177,111)    $(753)
                                     =====     ===     ======    ====     ========      =======      =========     =====
Comprehensive Income...............
Exchanges of Preferred Stock to
  Common Stock.....................   (691)     (7)       536       5       (4,315)          --             --        --
Exercise of stock options..........     --      --          2      --           10           --             --        --
Repurchase of Preferred Stock......    (20)     --         --      --         (303)          --             --        --
Restricted Stock Issued............     --      --         10      --           49          (49)            --        --
Restricted Stock Forfeited.........     --      --         (3)     --          (31)          31             --        --
Restricted Stock Amortized.........     --      --         --      --           --          512             --        --
Net Income (Loss)..................     --      --         --      --           --           --        (47,769)       --
Preferred Dividend Paid............     --      --         --      --           --           --         (6,022)       --
                                     -----     ---     ------    ----     --------      -------      ---------     -----
BALANCE, DECEMBER 31, 2000.........  3,274     $33     32,342    $323     $292,635      $  (936)     $(230,902)    $(753)
                                     =====     ===     ======    ====     ========      =======      =========     =====
Comprehensive Income...............

                                                         UNREALIZED
                                         TREASURY         LOSS ON
                                       COMMON STOCK      MARKETABLE
                                     ----------------      EQUITY                 COMPREHENSIVE
                                     SHARES   AMOUNT     SECURITIES     TOTAL        INCOME
                                     ------   -------    ----------   ---------   -------------
                                                           (IN THOUSANDS)
BALANCE, DECEMBER 31, 1997.........     --    $    --     $(2,000)    $ 184,648
                                      ====    =======     =======     =========
Comprehensive Income...............                                                 $ (58,228)
                                                                                    =========
Issuance of Preferred Stock........     --         --          --     $ 105,069            --
Repurchase of Preferred Stock......     --         --          --          (807)           --
Restricted Stock Issued (Net)......     --         --          --           344            --
Unrealized loss on marketable
  equity securities................     --         --       2,000         2,000         1,320(a)
Net income (loss)..................     --         --          --      (147,557)     (147,557)
Preferred Dividend paid............     --         --          --        (5,406)           --
                                      ----    -------     -------     ---------     ---------
BALANCE, DECEMBER 31, 1998.........     --    $    --     $    --     $ 138,291
                                      ====    =======     =======     =========
Comprehensive Income...............                                                 $(146,237)
                                                                                    =========
Repurchase of Preferred Stock......     --         --          --     $  (5,052)           --
Restricted Stock Issued............     --         --          --            --
Restricted Stock Forfeited.........     --         --          --            --            --
Restricted Stock Amortized.........     --         --          --           512            --
Net Income (Loss)..................     --         --          --        (8,600)       (8,600)
Preferred Dividend Paid............     --         --          --        (6,884)           --
Treasury Stock Acquisitions........   (705)    (4,317)         --        (4,317)           --
Payment Received...................     --         --          --            22            --
                                      ----    -------     -------     ---------     ---------
BALANCE, DECEMBER 31, 1999.........   (705)   $(4,317)    $    --     $ 113,972
                                      ====    =======     =======     =========
Comprehensive Income...............                                                 $  (8,600)
                                                                                    =========
Exchanges of Preferred Stock to
  Common Stock.....................    705      4,317          --            --            --
Exercise of stock options..........     --         --          --            10            --
Repurchase of Preferred Stock......     --         --          --          (303)           --
Restricted Stock Issued............     --         --          --            --            --
Restricted Stock Forfeited.........     --         --          --            --            --
Restricted Stock Amortized.........     --         --          --           512            --
Net Income (Loss)..................     --         --          --       (47,769)      (47,769)
Preferred Dividend Paid............     --         --          --        (6,022)           --
                                      ----    -------     -------     ---------     ---------
BALANCE, DECEMBER 31, 2000.........     --    $    --     $    --     $  60,400
                                      ====    =======     =======     =========
Comprehensive Income...............                                                 $ (47,769)
                                                                                    =========

---------------
(a) Represents a reclassification adjustment for $2.0 million gross ($1.32 million net of tax) unrealized loss recognized in comprehensive income in 1997, but recognized in net income during 1998.

The accompanying notes to consolidated financial statements are an integral part of these statements.

                     BELCO OIL & GAS CORP. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                            FOR THE YEAR ENDED DECEMBER 31,
                                                           ----------------------------------
                                                             2000         1999        1998
                                                           ---------    --------    ---------
                                                                     (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)......................................  $ (47,769)   $ (8,600)   $(147,557)
  Adjustments to reconcile net income (loss) to net
     operating cash inflows --
     Depreciation, depletion and amortization............     56,721      54,182       56,102
     Impairment of oil and gas properties................         --          --      229,000
     Impairment of equity securities.....................         --         450        9,773
     Deferred tax benefit................................    (25,722)     (4,856)     (78,107)
     Commodity price risk management activities..........      9,293       5,901        2,942
     Other...............................................        202         203          (19)
     Changes in operating assets and liabilities --
       Commodity price risk management...................     94,317      28,193      (21,869)
       Accounts receivable...............................    (11,781)      3,617       15,208
       Marketable equity securities......................         --          --       30,884
       Other current assets..............................     (2,594)     (1,292)         247
       Accounts payable and accrued liabilities..........     14,031         246      (10,259)
                                                           ---------    --------    ---------
          Net operating cash inflows.....................     86,698      78,044       86,345
                                                           ---------    --------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Exploration and development expenditures...............   (186,845)    (73,932)    (133,078)
  Proceeds from sale of oil and gas properties...........     11,517         215        6,292
  Purchase of marketable equity securities...............         --          --      (10,467)
  Changes in other assets................................        569        (351)         (22)
  Other property additions...............................       (523)       (474)      (1,251)
                                                           ---------    --------    ---------
          Net investing cash outflows....................   (175,282)    (74,542)    (138,526)
                                                           ---------    --------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Long-term borrowings...................................    324,500      53,500       68,000
  Long-term debt repayments..............................   (225,500)    (41,100)    (124,500)
  Proceeds from issuance of Preferred Stock..............         --          --      105,069
  Dividends on Preferred Stock...........................     (6,022)     (6,884)      (5,406)
  Repurchase of Common Stock.............................         --      (4,317)          --
  Repurchase of Preferred Stock..........................       (303)     (5,052)        (807)
  Repurchase of Bonds....................................     (2,850)         --           --
  Credit Agreement fee...................................       (691)         --           --
  Other..................................................         11          21           --
                                                           ---------    --------    ---------
          Net financing cash inflows (outflows)..........     89,145      (3,832)      42,356
                                                           ---------    --------    ---------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS.........        561        (330)      (9,825)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD.........      2,105       2,435       12,260
                                                           ---------    --------    ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD...............  $   2,666    $  2,105    $   2,435
                                                           =========    ========    =========

The accompanying notes to consolidated financial statements are an integral part of these statements.

                     BELCO OIL & GAS CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- ORGANIZATION AND NATURE OF OPERATIONS

  Organization

     Belco Oil & Gas Corp. ("Belco") was organized as a Nevada corporation in January 1996 in connection with the combination of assets (the "Combination") consisting of ownership interests (the "Combined Assets") in certain entities and direct interests in oil and gas properties and certain hedge transactions owned by the predecessors and entities related thereto. On March 29, 1996, Belco Oil & Gas Corp. completed its initial public offering (the "Offering") issuing 6,500,000 shares of Common Stock at $19 per share. Belco Oil & Gas Corp. and the owners of the Combined Assets entered into an Exchange and Subscription Agreement and Plan of Reorganization dated as of January 1, 1996 (the "Exchange Agreement") that provided for the issuance by Belco of an aggregate of 25,000,000 shares of Common Stock to such owners in exchange for the Combined Assets on March 29, 1996, the date the Offering closed. The owners of the Combined Assets received shares of Common Stock proportionate to the value of the Combined Assets underlying their ownership interests in the predecessors and the direct interests.

     The Combination was accounted for as a reorganization of entities under common control because of the common control of our stockholders and by virtue of their direct ownership of the entities and interests exchanged. Accordingly, the net assets acquired in the Combination have been recorded at the historical cost basis of the affiliated predecessor owners. Belco currently conducts the majority of our business through our wholly owned subsidiaries, Belco Energy Corp. and Belco Energy I L.P.

  Nature of Current Operations

     Belco is an independent energy company engaged in the exploration, development and production of natural gas and oil. Belco operates in this single industry segment, and all operations are presently conducted in the United States. Belco's operations are focused in four core areas including the Permian Basin (west Texas), the Mid-Continent (Oklahoma, north Texas and Kansas), the Rocky Mountains (Wyoming and North Dakota), and the Gulf Coast/Austin Chalk (Texas, Arkansas and Louisiana).

     Substantially all of Belco's production is sold under market-sensitive contracts. Belco's revenue, profitability and future rate of growth are substantially dependent upon the price of, and demand for, oil, natural gas and natural gas liquids. Prices for oil and natural gas are subject to wide fluctuation in response to relatively minor changes in the supply of and demand for oil and natural gas, market uncertainty and a variety of additional factors that are beyond the control of Belco. These factors include the level of consumer product demand, weather conditions, domestic and foreign governmental regulations, the price and availability of alternative fuels, political conditions in the Middle East, the foreign supply of oil and natural gas, the price of foreign imports and overall economic conditions. With the objective of reducing price risk, Belco has entered into hedging and related price risk management transactions with respect to a significant amount of its expected future production (See Note 6).

NOTE 2 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Principles of Consolidation

     The consolidated financial statements for the periods presented include the accounts of Belco and its wholly-owned subsidiaries. Belco's interests in the Moxa Arch investment programs (the 1992 Moxa Arch Drilling Program, the 1993 Moxa Arch Drilling Program, the Moxa Arch 1992 Offset Drilling Program and the Moxa Arch 1993 Offset Drilling Program) (collectively, the "Programs") are accounted for using the proportionate consolidation method of accounting for investments in oil and gas property interests, whereby Belco's share of each program's assets, liabilities, revenues and expenses is included in the appropriate accounts of the consolidated financial statements. All material intercompany balances and transactions have

                     BELCO OIL & GAS CORP. AND SUBSIDIARIES
been eliminated. Certain reclassifications have been made to prior period amounts to conform to current year presentations.

  Cash Equivalents

     Belco considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. At December 31, 1999 cash includes $800,000 of funds related to Commodity Price Risk Management activities on deposit with a counterparty. The depository amount varies from day to day and is dependent on the movement of commodity prices.

  Prepaid Expenses

     Prepaid expenses consist primarily of settlements paid on certain CPRM contracts applicable to future production months and prepaid insurance. All prepaid expenses are amortized over the contract life, which typically is one year or less.

  Property and Equipment

     Belco follows the full-cost method of accounting for oil and gas properties. Accordingly, all costs associated with acquisition, exploration and development of oil and gas reserves, including directly related internal costs, are capitalized. Belco capitalized $3,684,000, $5,492,000 and $6,054,000 of related internal costs during 2000, 1999 and 1998, respectively.

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

     In addition, the capitalized costs of proved oil and gas properties are subject to a "ceiling test," which limits such costs to the estimated present value net of related tax effects of future net cash flows from proved reserves. The estimated present value is based on current economic and operating conditions and discounted at a 10 percent interest rate (PV10). If capitalized costs exceed this limit, the excess is charged to depreciation, depletion and amortization.

     The PV10 value of Belco's year-end 2000 and 1999 estimated proved reserves were well in excess of the ceiling test limit. For the full year ended December 31, 1998 Belco recorded $229 million ($149 million after tax) in non-cash ceiling test provisions as required by full cost accounting rules. The provisions were the result of applying substantially lower commodity prices to estimated recoverable reserves.

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

  Management Fees

     Belco manages several investment programs, which were formed during 1992-1994 to acquire and develop interests in certain drilling prospects located in the Moxa Arch trend in Wyoming. Belco offered, to certain qualified investors, the opportunity to invest in the prospects through participation in the Programs. In return for its management activities on behalf of the Programs, Belco earns an annual management fee of one percent of committed capital. After elimination of management fees received from affiliated entities, including

                     BELCO OIL & GAS CORP. AND SUBSIDIARIES
predecessor owners, Belco earned management fees totaling $375,000 for the year 2000 and $305,000 for both 1999 and 1998.

  Capitalization of Interest

     Interest costs related to the acquisition and development of unproved properties are capitalized to oil and gas properties. Interest costs capitalized for the years ended December 31, 2000, 1999 and 1998, totaled $7,570,000, $4,881,000 and $5,123,000, respectively.

  Accounting for Commodity Price Risk Management Activities

     Belco engages in price risk management activities in order to manage its exposure to oil and gas price volatility. Commodity derivatives contracts, which are usually placed with major financial institutions that Belco believes are minimal credit risks, may take the form of futures contracts, swaps or options. The oil and gas reference prices upon which these commodity derivatives contracts are based reflect various market indices that have a high degree of historical correlation with actual prices received by Belco. Gains and losses related to qualifying hedges of Belco's oil and gas production are deferred and are recognized as revenues as the associated production occurs. In the event of a loss of correlation between changes in oil and gas reference prices under a commodity derivatives contract and actual oil and gas prices, a gain or loss is recognized currently to the extent the commodity derivatives have not offset changes in actual oil and gas prices.

     Transactions that do not qualify for hedge accounting are accounted for using the mark-to-market method. Under such method, the financial instruments are reflected at market value at the end of the period with resulting unrealized gains and losses recorded as assets and liabilities in the consolidated financial statements. Changes in the market value of outstanding financial instruments are recognized as a gain or loss in the period of change (See Note
6).

  Gas Balancing/Revenue Recognition

     Belco uses the sales method to account for natural gas imbalances. Under the sales method, Belco recognizes revenues based on the amount of gas sold to purchasers, which may differ from the amounts to which Belco is entitled based on its interests in the properties. However, revenue is deferred and a liability is recorded for those properties where production sold by Belco exceeds its entitled share of remaining natural gas reserves. Gas balancing obligations as of December 31, 2000 and 1999 were not significant.

  Income Taxes

     Belco accounts for income taxes under the provisions of SFAS No.
109 -- "Accounting for Income Taxes," which provides for an asset and liability approach for accounting for income taxes. Under this approach, deferred tax assets and liabilities are recognized based on anticipated future tax consequences, using currently enacted tax laws, attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax bases. Deferred tax assets are reduced by a valuation allowance when, based upon management's estimate, it is more likely than not that a portion of the deferred tax assets will not be realized in a future period.

  Net Income (Loss) Per Common Share

     Basic and diluted net income (loss) per common share have been computed in accordance with SFAS No. 128, "Earnings Per Share," which Belco adopted at year end 1997. Net income per share amounts for prior periods have been restated to conform with the provisions of the standard. Basic net income per common share is computed by dividing income available to common shareholders, after the payment of dividends to preferred stockholders, by the weighted average number of common shares outstanding for the periods.

                     BELCO OIL & GAS CORP. AND SUBSIDIARIES

Diluted net income per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Calculations of basic and diluted net income (loss) per common share are illustrated in Note 12.

  Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates with regard to these financial statements include the estimated fair value of oil and gas commodity price risk management contracts and the estimate of proved oil and gas reserve volumes and the related discounted future net cash flows therefrom (See Notes 6 and 15).

NOTE 3 -- LONG TERM DEBT

     Long term debt consists of the following at December 31, 2000 and 1999 (in thousands):

                                                             DECEMBER 31,
                                                         --------------------
                                                           2000        1999
                                                         --------    --------
Revolving credit facility due 2004.....................  $141,000    $ 42,000
8 7/8% Senior Subordinated Notes due 2007..............   147,000     150,000
10 1/2% Senior Subordinated Notes due 2006, including
  premium totaling approximately $5.0 and $5.7 million
  for 2000 and 1999, respectively......................   114,033     114,744
                                                         --------    --------
          Total Debt...................................   402,033     306,744
Less: Current maturities...............................        --          --
                                                         --------    --------
Long term debt.........................................  $402,033    $306,744
                                                         ========    ========

     In September 1997, we entered into a five-year $150 million Credit Agreement dated September 23, 1997 with The Chase Manhattan Bank, N.A., as administrative agent and other lending institutions. In June 2000, the credit facility was amended and restated and now provides for an aggregate principal amount of revolving loans of up to the lesser of $250 million or a defined borrowing base in effect from time to time, includes a sub-facility for letters of credit and expires in January 2004. The borrowing base at December 31, 2000 was $200 million with $141.0 million advanced at that date. Additionally, there were letters of credit outstanding in the amount of $36.5 million in connection with CPRM activities. The borrowing base is redetermined by the agent and the banks semi-annually based upon their usual and customary oil and gas lending criteria as such exist from time to time. In addition, we may request two additional redeterminations and the banks may request one additional redetermination per year. During 2000 the credit facility weighted average interest rate was approximately 7.6%.

     Indebtedness under the credit facility is secured by a pledge of the capital stock of each of Belco's material subsidiaries. Covenants contained in the credit facility require us to maintain a minimum interest coverage ratio and current ratio, as defined in the agreement. Belco and its subsidiaries may not incur any indebtedness other than indebtedness falling within the enumerated exceptions contained in the credit facility. In addition, Belco's various debt instruments contain certain restrictive covenants that, among other things, limit our ability to pay dividends.

     Indebtedness under the credit facility bears interest at a floating rate based (at our option) upon (i) the ABR with respect to ABR Loans or (ii) the Eurodollar Rate (as defined) for one, two, three or six months (or nine or twelve months if available to the banks) Eurodollar Loans (as defined), plus the Applicable Margin.

                     BELCO OIL & GAS CORP. AND SUBSIDIARIES

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

     In September 1997, Belco issued $150 million of the 8 7/8% Notes. In January 2000, we purchased $3 million face value of the notes in the open market. Interest accrues at the rate of 8 7/8% per annum and is payable semi-annually in arrears on March 15 and September 15 of each year. The 8 7/8% Notes mature on September 15, 2007 unless previously redeemed. Except under limited circumstances, the 8 7/8% Notes are not redeemable at Belco's option prior to September 15, 2002. Thereafter, the 8 7/8% Notes will be subject to redemption at the option of Belco, in whole or in part, at specified redemption prices, plus accrued and unpaid interest, if any, thereon to the applicable redemption date. In addition, upon a change of control (as defined in the indenture pursuant to which the 8 7/8% Notes were issued (the "8 7/8% Indenture")) Belco is required to offer and redeem the 8 7/8% Notes for cash at 101% of the principal amount, plus accrued and unpaid interest, if any, thereon to the applicable date of repurchase.

     The 8 7/8% Notes are general unsecured obligations of Belco and are subordinated in right of payment to all existing and future senior debt (as defined in the 8 7/8% Indenture) of Belco, which includes borrowings under the Credit Facility described above. The 8 7/8% Notes rank pari passu in right of payment with any existing or future senior subordinated debt of Belco and rank senior in right of payment to all other subordinated indebtedness of Belco.

     As of December 31, 2000, Belco had outstanding $109 million face value of the 10 1/2% Notes. The debt was assumed in connection with the acquisition of Coda in 1997 and was recorded at $117.1 million, including premium, reflecting the fair value at the date of acquisition. The 10 1/2% Notes bear interest at an annual rate of 10 1/2% payable semiannually in arrears on April 1 and October 1 of each year. The Notes are general, unsecured obligations of Belco, are subordinated in right of payment to all Senior Debt (as defined in the Indenture governing the 10 1/2% Notes) of Belco, and are senior in right of payment to all future subordinated debt of Belco. On February 25, 1998, Belco merged Coda into Belco and Belco assumed the obligations under the Coda Indenture. Effective with the merger, the 10 1/2% Notes became pari passu in right of payment with the 8 7/8% Notes.

     The 10 1/2% Notes were issued pursuant to an Indenture, which contains certain covenants that, among other things, limit the ability of Coda and its restricted subsidiaries (as defined in the Indenture) to incur additional indebtedness and issue Disqualified Stock (as defined in the Indenture), pay dividends, make distributions, make investments, make certain other restricted payments, enter into certain transactions with affiliates, dispose of certain assets, incur liens securing pari passu or subordinated indebtedness of Belco and engage in mergers and consolidations.

     The 10 1/2% Notes mature April 1, 2006 and are not redeemable by Belco prior to April 1, 2001. After April 1, 2001, the 10 1/2% Notes will be subject to redemption at the option of Belco, in whole or in part, at the redemption prices set forth in the Indenture, plus accrued and unpaid interest thereon to the applicable redemption date.

     As of December 31, 2000, Belco was in compliance with all debt covenants.

                     BELCO OIL & GAS CORP. AND SUBSIDIARIES

     Belco has entered into interest rate swap agreements converting two fixed rate obligations to floating rate obligations. The agreements cover $150 million of 8 7/8% long-term debt (comparable to the interest rate on the 8 7/8% Notes) and obligates Belco to pay an initial rate of 8.175% through September 15, 1998. Thereafter, the rate is redetermined at each six month period through September 15, 2007. The floating rates are capped at 8 7/8% through September 15, 2001 and at 10% from March 15, 2002 through September 15, 2007. The remaining agreement currently covers $85 million of 10 1/2% long-term debt (comparable to the interest rate on the 10 1/2% Notes) and obligates Belco to pay an initial rate of 9.8881% through April 1, 1998. Thereafter, the rate is redetermined at each six month period through 2003. Floating rates on this agreement are capped at 10 1/2% through October 1, 1999 and 11.625% from April 1, 2000 through April 1, 2003.

NOTE 4 -- RELATED-PARTY TRANSACTIONS

     Belco's executive offices are leased from its Chairman and approximately $250,000 was paid under such lease in 2000, 1999 and 1998. Management believes the fee compares favorably to the terms which might have been available from a non-affiliated party.

     Certain employees of Belco had an ownership interest in certain oil and gas properties held by Belco as of December 31, 1995. Belco had receivables of $753,000 as of December 31, 2000 and 1999 related to amounts loaned to employees in connection with purchases of oil and gas interests from such employees. The notes receivable have been recorded as a reduction of equity in the consolidated balance sheets, as such interests were exchanged for Common Stock in the Combination (See Note 1).

NOTE 5 -- INCOME TAXES

     Total provision (benefit) for income taxes consists of the following:

                                                         YEARS ENDED DECEMBER 31,
                                                      -------------------------------
                                                        2000       1999        1998
                                                      --------    -------    --------
                                                              (IN THOUSANDS)
CURRENT:
  Federal(a)........................................  $    (17)   $(6,661)   $     20
  State.............................................        --        225          87
                                                      --------    -------    --------
                                                           (17)    (6,436)        107
DEFERRED:...........................................   (25,705)     1,805     (78,214)
                                                      --------    -------    --------
          Total income tax provision (benefit)......  $(25,722)   $(4,631)   $(78,107)
                                                      ========    =======    ========

---------------
(a) The 1999 federal income tax amount reflects a tax benefit of $6.7 million for which a refund claim was filed in late 1999. Accordingly, this amount was recorded as an income tax refund receivable as of December 31, 1999. The refund was received in January 2000.

                     BELCO OIL & GAS CORP. AND SUBSIDIARIES

     The differences between the statutory federal income taxes and Belco's effective taxes is summarized as follows (in thousands):

                                                         YEARS ENDED DECEMBER 31,
                                                      -------------------------------
                                                        2000       1999        1998
                                                      --------    -------    --------
Statutory federal income taxes......................  $(25,722)   $(4,631)   $(78,982)
State income tax, net of federal benefit............        --        146          57
Section 29 tax credits..............................        --         --          --
Capital loss valuation allowance....................        --       (161)        875
Other...............................................        --         15         (57)
                                                      --------    -------    --------
Provision (benefit) for income taxes................  $(25,722)   $(4,631)   $(78,107)
                                                      ========    =======    ========

     The principal components of Belco's net deferred income tax liability are as follows:

                                                             YEARS ENDED
                                                             DECEMBER 31,
                                                         --------------------
                                                           2000        1999
                                                         --------    --------
                                                            (IN THOUSANDS)
DEFERRED INCOME TAX ASSETS:
  Net operating loss...................................  $ 63,443    $ 21,416
  Capital loss.........................................     4,495       4,495
  Other................................................     7,395       8,095
                                                         --------    --------
     Sub-total.........................................  $ 75,333    $ 34,006
                                                         --------    --------
DEFERRED INCOME TAX LIABILITIES:
  Depreciation, depletion and Amortization.............  $(65,353)   $(60,834)
  Commodity price risk management activities...........   (15,710)     (1,875)
  Other................................................    (1,489)     (4,221)
                                                         --------    --------
     Sub-total.........................................   (82,552)    (66,930)
Valuation allowance....................................      (714)       (714)
                                                         --------    --------
     Total Net deferred income tax liability...........  $ (7,933)   $(33,638)
                                                         ========    ========

     As a result of the acquisition of Coda, Belco succeeded to net operating loss carryforwards ("NOLs") for income tax purposes that expire from 2000 through 2004. Due to a change of ownership (as defined by the Tax Return Act of 1986) which occurred prior to the acquisition by Belco, the utilization of the Coda NOLs is severely restricted. At December 31, 2000, Belco estimates that approximately $13.3 million of the Coda NOLs is available to offset future income. Belco generated approximately $122.3 million of NOL for the year ended December 31, 2000 that can be carried forward through the year 2021. For the year ended December 31, 1999, Belco generated an NOL of $45.7 million which can be carried forward from 2000 to 2020. In addition to the NOLs, at December 31, 2000, Belco has approximately $12.8 million of capital loss carry forwards which may be used to offset capital gains realized over the next three years. A valuation allowance of $2.0 million was established against the capital loss carryforward since this amount is not expected to meet the realization test. Belco also has $0.6 million of alternative minimum tax ("AMT") credit carryovers. AMT credits may be carried forward indefinitely.

  Section 29 Tax Credit

     The natural gas production from wells drilled on certain of Belco's properties in the Moxa Arch Trend and Golden Trend Field qualifies for the
Section 29 Tax Credit. The Section 29 Tax Credit is an income tax

                     BELCO OIL & GAS CORP. AND SUBSIDIARIES
credit against regular federal income tax liability with respect to sales of Belco's production of natural gas produced from tight gas sand formations, subject to a number of limitations. Fuels qualifying for the Section 29 Tax Credit must be produced from a well drilled or a facility placed in service after November 5, 1990 and before January 1, 1993, and be sold before January 1, 2003.

     The basic credit, which is currently approximately $0.52 per MMBtu of natural gas produced from tight sand reservoirs and approximately $1.05 per MMBtu of natural gas produced from Devonian Shale, is computed by reference to the price of crude oil and is phased out as the price of oil exceeds $23.50 in 1979 dollars (as adjusted for inflation) with complete phaseout if such price exceeds $29.50 in 1979 dollars (as adjusted for inflation). Under this formula, the commencement of phaseout would be triggered if the average price for crude oil rose above approximately $47 per Bbl in current dollars. Belco estimates that it generated approximately $0.5 million of Section 29 Tax Credits in 2000. The Section 29 Tax Credit may not be credited against the alternative minimum tax, but under certain circumstances may be carried over and applied against regular tax liability in future years. Therefore, no assurances can be given that Belco's Section 29 Tax Credits will reduce its federal income tax liability in any particular year. As production from qualified wells decline, the produced based tax credit will also decline.

  Texas Severance Tax Abatement

     Production from natural gas wells that have been certified as tight formations or deep wells by the Texas Railroad Commission ("high cost gas wells") and that are spudded or completed during the period from May 24, 1989 to September 1, 1996 qualify for an exemption from the 7.5% severance tax in Texas on natural gas and natural gas liquids produced by such wells prior to August 31, 2001. The natural gas production from wells drilled on certain of Belco's properties in the Austin Chalk area qualify for this tax reduction. In addition, high cost gas wells that are spudded or completed during the period from September 1, 1996 to August 31, 2010 are entitled to receive a severance tax reduction upon obtaining a high cost gas certification from the Texas Railroad Commission within 180 days after first production. The tax reduction is based on a formula composed of the statewide "median" (as determined by the State of Texas from producer reports) and the producer's actual drilling and completion costs. More expensive wells will receive a greater amount of tax credit. This tax rate reduction remains in effect for 10 years or until the aggregate tax credits received equal 50% of the total drilling and completion costs. The reduction in severance taxes for such wells is reflected as a reduction in oil and gas operating expenses and an increase in the standardized measure of discounted future net cash flows relating to proved oil and gas reserves (See
Note 14).

NOTE 6 -- COMMODITY PRICE RISK MANAGEMENT ACTIVITIES (OR CPRM):

     We periodically enter into CPRM transactions such as swaps and options in order to manage our exposure to oil and gas price volatility. Gains and losses related to hedges of our oil and gas production that qualify for hedge accounting treatment are deferred and recognized as revenues as the associated production occurs.

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

     The tables and related notes set forth in this footnote provide details about the volumes and prices of all open Belco CPRM commitments, hedge and non-hedge, as of December 31, 2000. Since most of the contracts covering a substantial portion of the committed volumes were entered into in 1997 and early 1998 when commodity prices were substantially below current commodity price levels, it is not possible to estimate

                     BELCO OIL & GAS CORP. AND SUBSIDIARIES
future average prices to be realized given the broad ranges covering both volumes and prices committed at different points in time.

     For the year ended December 31, 2000, we recorded as required by existing accounting rules non-hedge commodity price risk management losses of $137.6 million, consisting of $34.0 million in cash settlements and $103.6 million in unrealized non-cash mark-to-market losses. This compares to a $36.5 million net loss consisting of $2.4 million in cash settlements paid and $34.1 million in unrealized non-cash mark-to-market losses reported for 1999. Certain of Belco's CPRM arrangements require Belco to deliver cash collateral or other assurances of performance to the counterparties in the event that Belco's payment obligations with respect to its CPRM transactions exceed certain levels. Two of the inherent risks of a price risk management program are margin requirements and collateralization. Certain transactions may be subject to margin calls under certain conditions. Letters of credit in the amount of $36.5 million in favor of counterparties were outstanding at December 31, 2000 and related to unrealized non-cash mark-to-market and potential hedge losses at that date.

     The following table and notes thereto cover Belco's pricing and notional volumes on open natural gas and oil commodity hedges as of December 31, 2000:

                                                              PRODUCTION PERIODS
                                                          ---------------------------
                                                           2001       2002      2003
                                                          -------    ------    ------
GAS(1) --
  Price swaps sold -- receive fixed price (thousand
     MMBtu)(2)..........................................      905        --       913
     Average price, per MMBtu...........................  $  2.30        --    $ 3.35
  Price swaps bought -- pay fixed price (thousand
     MMBtu)(2)..........................................   (6,710)       --        --
     Average price, per MMBtu...........................  $  4.33        --        --
       Sub-total -- net swap volume (thousand MMBtu)....   (5,805)       --        --
  Collars (thousand MMBtu)(4)...........................    9,125     5,475     3,650
     Average floor price, per MMBtu.....................  $  1.91    $ 2.50    $ 2.85
     Average ceiling price, per MMBtu...................  $  2.85    $ 3.49    $ 4.91
  Puts bought (thousand MMBtu)(3).......................      228     3,650        --
     Average price per MMBtu............................     4.50      3.13        --
  Calls bought (thousand MMBtu)(3)......................   (1,513)       --        --
     Average price per MMBtu............................     7.07        --        --

OIL --
  Price swaps sold -- receive fixed price (MBbls)(2)....    1,170       660       240
     Average price, per Bbl.............................  $ 19.54    $19.51    $19.60
  Price swaps bought -- pay fixed price (MBbls)(2)......     (165)       --        --
     Average price, per Bbl.............................  $ 28.53        --        --
       Sub-total -- net swap volumes....................    1,005       660       240
  Collars sold (MBbls)(4)...............................      300       120        90
     Average floor price, per Bbl.......................  $ 18.30    $19.00    $21.00
     Average ceiling price per Bbl......................  $ 22.12    $22.63    $24.63

---------------
(1) Belco sells the majority of its Wyoming gas at prices based on the Northwest Pipeline Rocky Mountain Index and has entered into basis swaps that require the Counterparty to make a payment to Belco in the event that the NYMEX Reference Price per MMBtu for a reference period exceeds the Northwest Pipeline Rocky Mountain Index Price by more than a stated differential and requires Belco to make a payment to the Counterparty in the event that the NYMEX Reference Price exceeds the Northwest

                     BELCO OIL & GAS CORP. AND SUBSIDIARIES

    Pipeline Rocky Mountain Index Price by less than a stated differential (or in the event that the Northwest Pipeline Rocky Mountain Index Price is greater than the NYMEX Reference Price). Natural gas volumes covered by basis transactions include 10,000 MMBtu/d at $0.27 for the year 2001.

    Belco sells the majority of its East Texas gas at prices based on the Katy and Houston Ship Channel Indices and has entered into basis swaps that require the Counterparty to make a payment to Belco in the event that the NYMEX Reference Price per MMBtu for a reference period exceeds the Katy and Houston Ship Channel Indices Prices by more than a stated differential and requires Belco to make a payment to the Counterparty in the event that the NYMEX Reference Price exceeds the Katy and Houston Ship Channel Indices Prices by less than a stated differential (or in the event that the Katy and Houston Ship Channel Indices Prices are greater than the NYMEX Reference Price). Natural gas volumes covered by basis transactions include 25,000 MMBtu/d at $0.02 for Katy and 5,000 MMBtu/d at $0.005 (over the NYMEX Reference Price) for Houston Ship Channel for the year 2001.

(2) For any particular swap sold transaction, the Counterparty is required to make a payment to Belco in the event that the NYMEX Reference Price for any settlement period is less than the swap price for such hedge, and Belco is required to make a payment to the Counterparty in the event that the NYMEX Reference Price for any settlement period is greater than the swap price for such hedge. Conversely, swaps bought require Belco to make a payment to the Counterparty in the event that the NYMEX Reference Price for any settlement period is less than the swap price for such hedge, and the Counterparty is required to make a payment to Belco in the event that the NYMEX Reference Price for any settlement period is greater than the swap price for such hedge.

(3) Calls sold or puts sold under written option contracts, in return for a premium received by Belco upon initiation of the contract. Belco is required to make a payment to the Counterparty in the event that the NYMEX Reference Price for any settlement period is greater than the price of the call sold, or less than the price of the put sold. Conversely, calls or puts bought in return for Belco's payment of a premium require the Counterparty to make a payment to Belco in the event that the NYMEX Reference Price on any settlement period is greater than the call price or less than the put price.

(4) For any particular collar transaction, the Counterparty is required to make a payment to Belco if the average NYMEX Reference Price for the reference period is below the floor price for such transaction, and Belco is required to make payment to the Counterparty if the average NYMEX Reference Price is above the ceiling price for such transaction.

  Non-Hedging Transactions

     We use the mark-to-market method of accounting for instruments that do not qualify for hedge accounting treatment. The year 2000 results of operations included an aggregate non-cash pre-tax loss of $103.6 million related to these activities resulting from net change in the value of Belco's market-to-market portfolio of price risk management activities. At December 31, 2000, Belco's consolidated balance sheet reflects $15.7 million and $142.4 million of price risk management assets and liabilities, respectively.

                     BELCO OIL & GAS CORP. AND SUBSIDIARIES

     The following table and notes thereto cover Belco's pricing and notional volumes on open natural gas and oil financial instruments at December 31, 2000, that do not qualify for hedge accounting:

                                                              PRODUCTION PERIODS
                                                          ---------------------------
                                                           2001       2002      2003
                                                          -------    ------    ------
GAS --
Calls sold (thousand MMBtu)(1)..........................    3,788     4,380        --
  Average price, per MMBtu..............................  $  3.27    $ 2.95        --
Price Swaps Sold -- receive fixed price (thousand
  MMBtu)(2).............................................   21,900        --
  Average price, per MMBtu..............................  $  2.55        --        --
Price Swaps Bought -- pay fixed price (thousand
  MMBtu)(2).............................................   (1,365)       --        --
  Average price, per MMBtu..............................  $  3.29        --        --
     Sub-total net swap volume (thousand MMBtu).........   20,535        --        --
                                                          -------    ------    ------
Puts Sold (thousand MMBtu)(1)...........................   (2,981)       --        --
  Average price, per MMBtu..............................  $  4.58        --        --
Extension Swaps Sold -- receive fixed price (thousand
  MMBtu)(2).............................................       --     3,650        --
  Average price, per MMBtu..............................       --    $ 2.65        --

OIL --
Price Swaps Sold -- receive fixed price (MBbls) (2).....      120        --        --
  Average price, per Bbl................................  $ 17.25        --        --
Calls Sold (MBbls)(1)...................................      840       720        --
  Average price, per Bbl................................  $ 20.21    $22.00        --
Puts Sold (MBbls)(1)....................................     (345)       --        --
  Average price, per Bbl................................  $ 21.99        --        --
Extension Swaps Sold, receive fixed price (MBbls)(2)....       --       300       300
  Average price, per Bbl................................       --    $18.86    $18.86
Extension Collars Sold(3)...............................      120        --        --
  Average ceiling price.................................  $ 20.35        --        --
  Average floor price...................................  $ 17.50        --        --

---------------
(1) Calls sold or puts sold under written option contracts, in return for a premium received by Belco upon initiation of the contract. Belco is required to make a payment to the Counterparty in the event that the NYMEX Reference Price for any settlement period is greater than the price of the call sold, or less than the price of the put sold. Conversely, calls or puts bought in return for Belco's payment of a premium require the Counterparty to make a payment to Belco in the event that the NYMEX Reference Price on any settlement period is greater than the call price or less than the put price.

(2) For any particular swap sold transaction, the Counterparty is required to make a payment to Belco in the event that the NYMEX Reference Price for any settlement period is less than the swap price for such instrument and Belco is required to make a payment to the Counterparty in the event that the NYMEX Reference Price for any settlement period is greater than the swap price for such instrument. Conversely, swaps bought require Belco to make a payment to the counterparty in the event that the NYMEX Reference Price for any settlement period is less than the swap price for such hedge, and the counterparty is required to make a payment to Belco in the event that the NYMEX Reference Price for any settlement period is greater than the swap price for such hedge.

(3) For any particular collar transaction, the Counterparty is required to make a payment to Belco if the average NYMEX Reference Price for the reference period is below the floor price for such transaction,

                     BELCO OIL & GAS CORP. AND SUBSIDIARIES
    and Belco is required to make payment to the Counterparty if the average NYMEX Reference Price is above the ceiling price for such transaction.

NOTE 7 -- FAIR VALUE OF FINANCIAL INSTRUMENTS

     The following table presents the carrying amounts and estimated fair values of Belco's financial instruments at December 31, 2000 and 1999. SFAS No. 107 defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties.

                                                 DECEMBER 31, 2000         DECEMBER 31, 1999
                                               ----------------------    ---------------------
                                               CARRYING       FAIR       CARRYING       FAIR
                                                AMOUNT        VALUE       AMOUNT       VALUE
                                               ---------    ---------    ---------    --------
                                                               (IN THOUSANDS)
Cash and cash equivalents....................  $   2,666    $   2,666    $   2,105    $  2,105
Long-term debt...............................    402,033      390,733      306,744     296,323
Interest rate swaps..........................         --       (6,652)          --      (6,549)
Oil and gas commodity -- Hedges..............    (36,172)          --       (8,603)
                         -- Non-hedges.......   (126,677)    (126,677)     (23,066)    (23,066)

     The carrying values of trade receivables and trade payables included in the accompanying consolidated balance sheets approximated market value at December 31, 2000 and 1999. The following methods and assumptions were used to estimate the fair value of the financial instruments summarized in the above table.

  Cash and Cash Equivalents

     The carrying amounts approximate fair value because of the short maturity of those instruments.

  Marketable Equity Securities

     In June 1997, Belco purchased 2,940,000 shares of common stock of Hugoton Energy Corp. ("Hugoton") at $10.50 per share for a total investment of $30.9 million. At December 31, 1997 a non-cash investment valuation provision in the amount of $2 million was charged to stockholder's equity to reflect the value of this investment at that date. In March 1998, Hugoton was acquired by Chesapeake Energy Corporation ("CHK"). In the merger each share of Hugoton common stock was converted into 1.3 shares of CHK common stock. During 1998, Belco disposed of its holdings in CHK and realized a loss of $14.4 million.

     On June 12, 1998, Belco, through its wholly-owned Canadian subsidiary, purchased approximately $10.5 million of 5% Convertible Preferred Stock of Big Bear Exploration, Ltd. ("Big Bear"), a Canadian oil and gas company, at approximately $0.85 per share with each share convertible into one common share of Big Bear. Through a subsequent restructuring agreement, Belco's preferred stock holdings were converted to common stock and then subject to an 11:1 reverse stock split. As a result of the aforementioned transactions, Belco became the owner of 1,948,052 common shares or approximately 4.6% ownership in Big Bear. The substantial decline in the market value of Big Bear securities at year-end 1999 and 1998 required Belco to record $0.45 and $9.7 million in impairment provisions, respectively.

     In January 2000, shareholders of Big Bear approved its acquisition by AVID Oil & Gas, Ltd. ("AVID"), a Canadian based energy company providing for Big Bear shareholders to receive 1 share of AVID common stock for every 15 common shares of Big Bear. As a result of the transaction described above, Belco currently owns 129,870 shares of Avid with an approximate market value of $190,000 (US) as of December 31, 2000.

                     BELCO OIL & GAS CORP. AND SUBSIDIARIES

  Long-Term Debt

     The fair value of Belco's revolving credit facility debt of $141.0 million is assumed to be the same as the carrying value because the interest rate is variable and is reflective of market rates. The fair value of the 10 1/2% Notes is based upon the quoted market prices for that issue. The fair value of the 8 7/8% Notes is based upon estimates provided to Belco by independent banking firms.

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

NOTE 8 -- COMMITMENTS AND CONTINGENCIES

  Future Contingencies Related to the Moxa Arch Programs

     From 1992 to 1994, Belco established three Moxa Arch investment programs: the 1992 Moxa Arch Drilling Program, the 1993 Moxa Arch Drilling Program, and the Moxa Arch 1992 Offset Drilling Program. The Programs were established to develop certain drilling prospects acquired as a result of a farmout agreement with Amoco Production Company and others. Belco offered certain qualified investors (the Investors) the opportunity to invest in the prospects through participation in the Programs. Through October 30, 1996, Belco owned approximately 55.20 percent of the 1992 Moxa Arch Drilling Program, 35.09 percent of the 1993 Moxa Arch Drilling Program, and 58.21 percent of the Moxa Arch 1992 Offset Drilling Program. On October 31, 1996 Belco purchased from certain third-party investors interests (the "Acquired Interests") in the Belco Oil & Gas Corp. 1992, 1993 and 1992 Offset Moxa Arch Drilling Programs. The effective date of the purchase was October 31, 1996 for financial reporting purposes. The Acquired Interests represent incremental working interests in Belco's natural gas wells in the Moxa Arch trend located in Lincoln, Sweetwater and Uinta Counties, Wyoming. Belco paid aggregate cash consideration of $9.9 million plus an 80% participation in potential natural gas price increases (net of incremental production costs) associated with production from the wells through July 31, 1999 (the "Price Participation Right"). In November 1999, pursuant to the 80% Price Participation Right provision Belco paid out $2.3 million to former third party investors in the Moxa Program. After the purchase, Belco's interest in these programs was increased to 81.5% of the 1992 Moxa Arch Drilling Program, 74.0% of the 1993 Moxa Arch Drilling Program, 80.5% of the Moxa Arch 1992 Offset Drilling Program, and 74% of the Moxa Arch 1993 Offset Drilling Program. The transaction was accounted for using the purchase method of accounting.

     The remaining third-party investors in the Programs may "put" their interest to Belco annually through 2003, based upon a valuation by a nationally recognized independent petroleum engineering firm of the discounted net present value of the future net revenues from production of proved reserves attributable to the interests. The put amount is to be calculated based upon certain specified parameters including prices, discount factors and reserve life. No investor under the Programs exercised the put right through December 31, 2000. Belco is not obligated to repurchase in any one calendar year more than 30% of the interests originally acquired by the program investors (including, for purposes of this calculation, Belco's interest). Belco's purchase price under the put right has not been calculated given that no investors have exercised such right. However, using reserve values presented in Note 15, Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserves (SEC basis using year end prices and a 10% discount rate), the maximum purchase price if all remaining investors exercised the put option would not be material to Belco as of December 31, 2000.

                     BELCO OIL & GAS CORP. AND SUBSIDIARIES

  Lease Commitments

     At December 31, 2000, Belco had operating leases covering office space. Minimum rental commitments under operating leases are $108,000, $99,000 and $65,000 for the years 2001, 2002 and 2003, respectively. For the years ended December 31, 2000, 1999 and 1998, total rental expense was approximately $328,000, $316,000 and $512,000, respectively.

  Legal Proceedings

     Belco is a named defendant in routine litigation incidental to its business. While the ultimate results of these proceedings cannot be predicted with certainty, Belco does not believe that the outcome of these matters will have a material adverse effect on Belco.

  Environmental Matters

     Belco's operations are subject to various federal, state and local laws and regulations relating to the protection of the environment, which have become increasingly stringent. Belco believes its current operations are in material compliance with current environmental laws and regulations. There are no material environmental claims pending or, to Belco's knowledge, threatened against Belco. There can be no assurance, however, that current regulatory requirements will not change, currently unforeseen environmental incidents will not occur or past noncompliance with environmental laws will not be discovered on Belco's properties.

NOTE 9 -- CASH FLOW INFORMATION

  Supplemental Disclosure of Cash Flow Information

                                                               FOR YEAR ENDED DECEMBER 31,
                                                              -----------------------------
                                                               2000       1999       1998
                                                              -------    -------    -------
                                                                     (IN THOUSANDS)
Cash paid (received) during the year for:
  Interest, including amounts capitalized...................  $32,105    $26,823    $26,139
  Income and other taxes, net of (refunds)..................   (6,679)       487       (788)

NOTE 10 -- CUSTOMER INFORMATION

  Concentrations of Credit Risk

     Belco's revenues are derived from uncollateralized sales to customers in the oil and gas industry. The concentration of credit risk in a single industry affects Belco's overall exposure. Belco has not experienced significant credit losses on such sales.

     All of Belco's price risk management transactions are carried out in the over-the-counter market and not on the New York Mercantile Exchange ("NYMEX"). Belco currently utilizes approximately five financial counterparties that all have at least an investment grade credit rating. All of these transactions provide solely for financial settlements relating to closing prices on the NYMEX.

  Major Customers

     Oil and gas sales for 2000 include $42.6 million, $27.6 million $23.8 million, $18.9 million, $17.6 million and $16.6 million in revenues received from six customers. Oil and gas sales for 1999 include $26.6 million, $16.1 million, $14.1 million and $11.9 million in revenues received from four customers. No other customers individually accounted for 10 percent or more of revenues.

                     BELCO OIL & GAS CORP. AND SUBSIDIARIES

NOTE 11 -- EMPLOYEE BENEFIT PLANS

  Retirement Plan

     Belco provides a 401(k) and savings plan for all its full-time employees. The plan qualifies under Section 401(k) of the Internal Revenue Code as a salary reduction plan. Under the plan, but subject to certain limitations imposed under the Internal Revenue Code, eligible employees are permitted to (a) defer receipt of up to 15 percent of their compensation on a pre-tax basis (salary deferral contributions) or (b) contribute up to 10 percent of their compensation to the plan on an after-tax basis. The plan provides for a Company matching contribution in an amount equal to 50 percent (75% for employees with more than three years of service) of a participant's salary deferral contributions that are not in excess of 6 percent of such participant's compensation. The plan also permits Belco, in its sole discretion, to make a contribution that is allocated on the last day of each calendar year to certain eligible participants. Company matching and discretionary contributions are vested over a period of five years at the rate of 20 percent per year.

     During 2000, 1999 and 1998, Belco incurred contribution expenses of $409,000, $378,000 and $398,000, respectively, in connection with this plan.

NOTE 12 -- CAPITAL STOCK

     In December 1998, Belco's Board of Directors (the "Board") authorized the purchase from time to time, in the open market or in privately negotiated transactions, shares of its Common Stock and 6 1/2% Convertible Preferred Stock in an aggregate amount not to exceed $10 million. This authorization was exhausted in December 1999. Subsequently, the Board authorized an additional $10 million for the purchase of additional Common and Preferred Shares.

                     BELCO OIL & GAS CORP. AND SUBSIDIARIES

  Net Income (Loss) Per Common Share

     A reconciliation of the components of basic and diluted net income (loss) per common share for the three years ended December 31, 2000 is presented in the table below (in thousands, except per share amounts):

                                                         YEAR ENDED DECEMBER 31,
                                                     --------------------------------
                                                       2000       1999        1998
                                                     --------    -------    ---------
Basic net income (loss) per share:
  Net loss.........................................  $(47,769)   $(8,600)   $(147,557)
  Less: Preferred Stock dividends..................    (6,022)    (6,884)      (5,406)
                                                     --------    -------    ---------
Loss attributable to common shareholders...........  $(53,791)   $15,484    $(152,963)
                                                     ========    =======    =========
Weighted average shares of common stock
  outstanding......................................    31,469     31,642       31,529
                                                     ========    =======    =========
Basic net income (loss) per share..................     (1.71)     (0.49)       (4.85)
                                                     ========    =======    =========
Diluted net income (loss) per share:
  Weighted average shares of common stock
     outstanding...................................    31,469     31,642       31,529
Effect of dilutive securities:
  Preferred stock, warrants and stock options(1)...        --         --           --
                                                     --------    -------    ---------
Average shares of common stock outstanding
  including dilutive securities....................    31,469     31,642       31,529
                                                     ========    =======    =========
Dilutive net loss per share........................  $  (1.71)   $ (0.49)   $   (4.85)
                                                     ========    =======    =========

---------------
(1) Amounts are not included in the computation of diluted net loss per share because to do so would have been antidilutive.

     Potential common stock not included in the calculation of diluted earnings per share because to do so would have been antidilutive amounted to 5,463,000, 7,673,000 and 7,690,000 for 2000, 1999 and 1998, respectively.

  Preferred Stock

     Belco's 6 1/2% convertible preferred stock has a liquidation preference of $25 per share and is convertible at the option of the holder into shares of Belco's common stock at an initial conversion rate of 1.1292 shares of common stock for each share of preferred stock, equivalent to a conversion price of $22.14 per share of common stock.

     Belco's credit facility and the indentures governing its subordinated debt restrict the payments of dividends. As a result of reporting substantial unrealized non-cash mark-to-market losses required by existing accounting rules, dividends on Belco's preferred stock may be limited or prohibited by the restrictions contained in Belco's 10 1/2% bond indenture. Payment of the March 2001 dividend on Belco's preferred stock will be permitted. Subsequent dividends will be contingent upon the sale of equity interests or sufficient net income to restore dividend payment capacity under the indenture. At the present time, Belco management does not estimate that first quarter 2001 net income, as defined in the indenture, will be sufficient to restore this dividend payment capacity.

  Stock Incentive Plans

     On March 25, 1996, Belco adopted a Stock Incentive Plan (the Plan) under which options for shares of Belco's Common Stock may be granted to officers and employees for up to 2,250,000 shares of Common

                     BELCO OIL & GAS CORP. AND SUBSIDIARIES

Stock. Under the Plan, options granted may either be incentive stock options or non-qualified stock options with a maximum term of 10 years and are granted at no less than the fair market value of the stock at the date of grant. Options vest 20% per year until fully vested five years from the date of grant.

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

     A summary of the status of Belco's plans (the Plans) as of December 31, 2000 and 1999 and the changes during the years then ended is presented below:

                                          2000                       1999                       1998
                                ------------------------   ------------------------   ------------------------
                                SHS. UNDER    WTD. AVG.    SHS. UNDER    WTD. AVG.    SHS. UNDER    WTD. AVG.
                                  OPTION     EXER. PRICE     OPTION     EXER. PRICE     OPTION     EXER. PRICE
                                ----------   -----------   ----------   -----------   ----------   -----------
Outstanding, beginning of
  year........................   1,506,500     $13.68       1,154,000     $16.25         960,500     $20.31
  Granted.....................     376,750       7.72         414,500       5.19         433,000       9.82
  Exercised...................      (2,100)      4.98              --         --              --         --
  Forfeited...................    (115,000)     14.92         (62,000)     15.00        (239,500)     19.37
                                ----------     ------      ----------     ------      ----------     ------
Outstanding, end of year......   1,766,150     $12.36       1,506,500     $13.68       1,154,000     $16.25
                                ==========     ======      ==========     ======      ==========     ======
Exercisable, end of year......     679,592     $16.36         432,300     $18.62         201,500     $20.24
                                ==========     ======      ==========     ======      ==========     ======
Available for grant, end of
  year........................     639,750                    901,500                  1,254,000
                                ==========                 ==========                 ==========
Weighted average fair value of
  options granted during the
  year........................  $     7.69                 $     2.78                 $    10.36
                                ==========                 ==========                 ==========

     The following table summarizes information about stock options outstanding at December 31, 2000.

                                          OPTIONS OUTSTANDING                        OPTIONS EXERCISABLE
                            -----------------------------------------------    --------------------------------
                               WEIGHTED         AVERAGE          NUMBER                              NUMBER
                            OUTSTANDING AT     REMAINING        WEIGHTED       EXERCISABLE AT       WEIGHTED
                             DECEMBER 31,     CONTRACTUAL       AVERAGE         DECEMBER 31,        AVERAGE
RANGE OF PRICES                  2000            LIFE        EXERCISE PRICE         2000         EXERCISE PRICE
---------------             --------------    -----------    --------------    --------------    --------------
$4.88-$6.50...............     347,900           8.18            $ 5.00            71,499            $ 4.99
$7.41-$8.81...............     387,750           9.11            $ 7.69             9,299            $ 7.57
$9.19-$17.63..............     386,000           7.45            $10.47           154,596            $10.52
$18.88-$22.94.............     582,000           6.19            $19.56           391,799            $19.54
$24.06-$29.00.............      62,500           5.57            $26.85            52,399            $26.85

     As permitted by SFAS No. 123, Belco applies APB Opinion No. 25 and related Interpretations in accounting for its stock option plans. Accordingly, no compensation expense has been recognized for the Plans. Had compensation costs been determined based on the fair value at the grant dates consistent with the method of SFAS No. 123, Belco's pro forma net income (loss) for the three years ended December 31, 2000

                     BELCO OIL & GAS CORP. AND SUBSIDIARIES
would have been reduced to the pro forma amounts indicated below (in thousands, except for per share amounts):

                                                      2000        1999        1998
                                                    --------    --------    ---------
Net Income (Loss) Available to Common Stock As
  Reported........................................  $(53,791)   $(15,484)   $(152,963)
  Pro Forma.......................................  $(54,386)   $(15,886)   $(154,625)
Basic and Diluted Net Income (Loss) Per Share As
  Reported........................................  $  (1.71)   $  (0.49)   $   (4.85)
  Pro Forma.......................................  $  (1.73)   $  (0.50)   $   (4.90)

     The fair value of grants was estimated on the date of grant using the Black-Scholes options pricing model with the following weighted average assumptions used in 2000, 1999 and 1998, respectively: risk-free interest rate of 6.67, 5.43 and 5.60 percent, expected volatility of 47.4, 48.3 and 49.0 percent, expected lives of 6.0 years and no dividend yield.

     Under the Stock Incentive Plan, participants may be granted stock without cost (restricted stock). During 2000, 1999 and 1998, Belco granted 10,000, 200,000 and 34,700 shares, respectively, of restricted stock with a weighted average fair value based on the price of Belco's stock on the date of grant of $4.94, $5.09 and $15.69 per share, respectively. At December 31, 2000, 182,600 shares remained unvested, net of shares forfeited. The restrictions on disposition lapse 20% each year and non-vested shares must be forfeited in the event employment ceases. Unearned compensation was charged for the market value of the restricted shares at the date the shares were issued. The unearned compensation is shown as a reduction of stockholders' equity in the accompanying consolidated balance sheet and is being amortized ratably as the restrictions lapse. During 2000, 1999 and 1998, $512,000, $512,000 and 344,100, respectively, was charged to costs and expenses relating to the Plan.

NOTE 13 -- NEW ACCOUNTING PRONOUNCEMENT

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities" which was amended by Financial Accounting Standards No. 138 ("SFAS 138") in June 1999. SFAS 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. It also requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows derivatives gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. We will fully adopt SFAS 133 on January 1, 2001, the effective date as amended by SFAS 138. SFAS 133 is expected to increase volatility of stockholder's equity, reporting earnings (losses) and other comprehensive income. The current preliminary impact of full compliance with SFAS 133 on financial statements as if the implementation were to have occurred December 31, 2000, Belco would record an additional $17.5 million in current assets, $2.0 million in non-current assets, $52.2 million in current liabilities and $12.7 million in non-current liabilities related to Belco's existing oil and gas hedges based on the forward price curve in effect at December 31, 2000. These contracts should also qualify for hedge accounting treatment under SFAS 133. The total potential net liability of $45.4 million related to qualifying hedge instruments would be charged to Other Comprehensive Income and appear in the equity section of the balance sheet. This amount combined with amounts previously recorded on the balance sheet representing the non-cash mark-to-market unrealized losses in the net amount of $162.8 million as of December 31, 2000 represents the full potential exposure of Belco's CPRM related activities that may or may not be realized as they are dependent on future commodity prices. After adoption, Belco will be required to recognize any hedge

                     BELCO OIL & GAS CORP. AND SUBSIDIARIES
ineffectiveness in the income statement each period. In addition, Belco has three interest rate swaps that will be effected by SFAS 133. We currently believe these swaps will not qualify for hedge accounting and as a result, Belco will be required to record an additional $6.6 million in non-current liabilities with the offsetting charge to the income statement.

NOTE 14 -- SUPPLEMENTAL QUARTERLY FINANCIAL DATA (IN THOUSANDS, EXCEPT PER SHARE
           AMOUNTS):

                                                                     QUARTERS
                                                    ------------------------------------------
                                                     FIRST      SECOND      THIRD      FOURTH
                                                    -------    --------    -------    --------
                                                                   (UNAUDITED)
2000
Revenues..........................................  $40,159    $ 45,188    $41,470    $ 39,568
Costs and Expenses................................  $54,155    $ 79,444    $51,001    $ 55,276
Net Income (Loss).................................  $(9,097)   $(22,267)   $(6,195)   $(10,210)
Basic and Diluted Net Income (Loss) Per Common
  Share...........................................  $ (0.34)   $  (0.76)   $ (0.25)   $  (0.36)

1999
Revenues..........................................  $32,220    $ 35,093    $37,456    $ 35,855
Costs and Expenses................................  $37,159    $ 45,272    $52,040    $ 19,384
Net Income (Loss).................................  $(3,212)   $ (6,617)   $(9,480)   $ 10,709
Basic and Diluted Net Income (Loss) Per Common
  Share...........................................  $ (0.16)   $  (0.26)   $ (0.35)   $   0.29

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

NOTE 15 -- SUPPLEMENTAL INFORMATION ON OIL AND GAS EXPLORATION AND PRODUCING
           ACTIVITIES (UNAUDITED):

  Capitalized Costs

     The following table sets forth the capitalized costs and related accumulated depreciation, depletion and amortization relating to Belco's oil and gas production, exploration and development activities as of December 31, 2000 and 1999 (in thousands):

                                                         2000          1999
                                                      ----------    ----------
Proved properties...................................  $1,185,686    $1,008,261
Unproved properties.................................      68,979        71,075
                                                      ----------    ----------
          Total capitalized costs...................   1,254,665     1,079,336
Less -- Accumulated depreciation, depletion and
  amortization......................................    (674,735)     (619,446)
                                                      ----------    ----------
Net capitalized costs...............................  $  579,930    $  459,890
                                                      ==========    ==========

                     BELCO OIL & GAS CORP. AND SUBSIDIARIES

  Costs Not Being Amortized

     The following table sets forth a summary of unproved oil and gas property costs not being amortized at December 31, 2000, by the year in which such costs were incurred (in thousands):

                                    2000      1999     1998     1997     1996   1995    TOTAL
                                   -------   ------   ------   -------   ----   ----   -------
Leasehold and seismic............  $10,480   $5,292   $2,957   $49,831   $168   $251   $68,979

  Costs Incurred

     The following table sets forth the costs incurred in oil and gas acquisition, exploration and development activities as of December 31, 2000, 1999 and 1998 (in thousands):

                                                        2000       1999        1998
                                                      --------    -------    --------
Property Acquisitions Costs --
  Proved............................................  $ 79,532    $17,608    $ 56,695
  Unproved..........................................    11,991     10,390      14,414
Exploration costs...................................    21,442     10,943      18,597
Development costs...................................    66,310     29,576      37,969
Capitalized interest................................     7,570      4,881       5,123
Property sales......................................   (11,517)      (215)     (6,292)
                                                      --------    -------    --------
          Total costs incurred......................  $175,328    $73,183    $126,506
                                                      ========    =======    ========

  Results of Operations for Oil and Gas Producing Activities

     The following table sets forth revenue and direct cost information relating to Belco's oil and gas exploration and production activities as of December 31, 2000, 1999 and 1998 (in thousands):

                                                     2000         1999        1998
                                                   ---------    --------    ---------
Oil and gas revenues (including commodity price
  risk management activities)....................  $ 165,434    $139,490    $ 130,088
Costs and expenses --
  Lease operating expenses.......................     33,290      29,854       33,615
  Production taxes...............................     14,464       9,314        7,232
  Impairment of oil and gas properties...........         --          --      229,000
  Depreciation, depletion and amortization.......     55,289      52,833       54,863
  Non-cash change in fair value of derivatives...    103,610      34,094      (18,912)
                                                   ---------    --------    ---------
Results of operations from producing activities
  before income taxes............................    (41,219)     13,395     (175,710)
Provision (benefit) for income taxes.............    (14,427)      4,688      (61,498)
                                                   ---------    --------    ---------
Results of operations from producing
  activities.....................................  $ (26,792)   $  8,707    $(114,212)
                                                   =========    ========    =========
Amortization rate per Mcf equivalent,
  recurring......................................  $    0.86    $   0.88    $    0.88
                                                   =========    ========    =========

  Oil and Gas Reserve Information

     The following summarizes the policies used by Belco in preparing the accompanying oil and gas reserves and the standardized measure of discounted future net cash flows relating to proved oil and gas reserves and the changes in such standardized measure from period to period.

                     BELCO OIL & GAS CORP. AND SUBSIDIARIES

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

     Proved oil and gas reserve quantities and the related discounted future net cash flows as of December 31, 2000 are based on internal estimates and audited by Miller & Lents, independent petroleum engineers. Estimated reserve quantities for 1999 and 1998 were based upon independent reports prepared by Miller & Lents. Such estimates have been prepared in accordance with guidelines established by the Securities and Exchange Commission (SEC).

     There are numerous uncertainties inherent in estimating quantities of proved reserves and in projecting future rates of production and timing of development expenditures, including many factors beyond the control of Belco. The reserve data set forth herein represent only estimates. Reserve engineering is a subjective process of estimating underground accumulations of oil and gas that cannot be measured in an exact way, and the accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. As a result, estimates made by different engineers often vary. In addition, results of drilling, testing and production subsequent to the date of an estimate may justify revision of such estimates, and such revisions may be material. Accordingly, reserve estimates are often different from the quantities of oil and gas that are ultimately recovered.

     The standardized measure of discounted future net cash flows from production of proved reserves was developed by first estimating the quantities of proved reserves and the future periods during which they are expected to be produced based on year end economic conditions. The estimated future cash flows from proved reserves were then determined based on year end prices, except in those instances where fixed contracts provide for a higher or lower amount. Estimates of future cash flows applicable to oil and gas commodity hedges have been prepared by Belco and are reflected in future cash flows from proved reserves with such estimates based on prices in effect as of the date of the reserve report. Additionally, future cash flows were reduced by estimated production costs, costs to develop and produce the proved reserves, and when significant, certain abandonment costs, all based on year end economic conditions. Future net cash flows have been discounted by 10 percent in accordance with SEC guidelines.

     The standardized measure of discounted future net cash flows does not purport, nor should it be interpreted, to present the fair value of Belco's oil and gas reserves. An estimate of fair value would also take into account, among other things, the recovery of reserves not presently classified as proved, anticipated future changes in prices and costs and a discount factor more representative of the time value of money and the risks inherent in reserve estimates.

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

                     BELCO OIL & GAS CORP. AND SUBSIDIARIES

            STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS
                    RELATING TO PROVED OIL AND GAS RESERVES

                                                                     DECEMBER 31,
                                                        ---------------------------------------
                                                           2000           1999          1998
                                                        -----------    ----------    ----------
                                                                    (IN THOUSANDS)
Future cash inflows...................................  $ 5,139,439    $1,945,175    $1,215,691
Future production costs...............................     (977,369)     (588,932)     (405,171)
Future development costs..............................     (184,305)     (110,091)      (99,342)
                                                        -----------    ----------    ----------
Future net inflows before income taxes................    3,977,765     1,246,152       711,178
Discount at 10% annual rate...........................   (1,721,378)     (619,610)     (350,562)
                                                        -----------    ----------    ----------
Discounted future net cash flows before income
  taxes...............................................    2,256,387       626,542       360,616
Pro forma discounted future income taxes(1)...........     (590,383)     (161,213)       (7,457)
                                                        -----------    ----------    ----------
Standardized measure of discounted future net cash
  flows...............................................  $ 1,666,004    $  465,329    $  353,159
                                                        ===========    ==========    ==========

---------------
(1) The estimated undiscounted future income taxes related to future net inflows were $1,309.2, $354.5 and $32.6 million for the years 2000, 1999 and 1998, respectively.

      CHANGES IN STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS

                                                             2000         1999         1998
                                                          ----------    ---------    ---------
                                                                     (IN THOUSANDS)
BALANCE, BEGINNING OF YEAR..............................  $  465,329    $ 353,159    $ 426,208
Sales and transfers of oil and gas produced, net of
  production costs......................................    (209,916)    (100,075)     (83,353)
Net change in sales price and production costs..........   1,430,220      239,549     (142,014)
Extensions and discoveries..............................     101,596       65,424       29,730
Purchases of minerals in place..........................     118,390       21,346       66,409
Sale of reserves in place...............................     (13,633)        (112)      (1,401)
Changes in estimated future development costs...........      24,303       33,925       21,382
Revisions in quantities.................................    (147,218)      (8,841)     (39,163)
Accretion of discount...................................      62,654       36,062       51,040
Other, principally revisions in estimates of timing of
  production............................................     263,449      (21,352)     (53,923)
Change in income taxes..................................    (429,170)    (153,756)      78,244
                                                          ----------    ---------    ---------
BALANCE, END OF YEAR....................................  $1,666,004    $ 465,329    $ 353,159
                                                          ==========    =========    =========

                     BELCO OIL & GAS CORP. AND SUBSIDIARIES

                          RESERVE QUANTITY INFORMATION

                                PROVED RESERVES

                                                                OIL        GAS
                                                              -------    -------
                                                              (MBBLS)    (MMCF)
Balance at December 31, 1996................................   3,327     284,992
                                                              ------     -------
  Purchases of minerals in place............................  45,646      44,855
  Extensions, discoveries and other additions...............   2,004      39,248
  Revisions of previous estimates...........................   1,478     (22,200)
  Production................................................  (1,295)    (49,710)
                                                              ------     -------
Balance at December 31, 1997................................  51,160     297,185
                                                              ------     -------
  Purchases of minerals in place............................   9,800      25,903
  Extensions, discoveries and other additions...............     249      34,279
  Revisions of previous estimates...........................  (3,775)    (33,977)
  Sales of minerals in place................................    (203)       (649)
  Production................................................  (4,177)    (37,208)
                                                              ------     -------
Balance at December 31, 1998................................  53,054     285,533
                                                              ------     -------
  Purchases of minerals in place............................   1,066      20,982
  Extensions, discoveries and other additions...............   3,342      57,881
  Revisions of previous estimates...........................    (947)     (2,322)
  Sales of minerals in place................................      --        (189)
  Production................................................  (3,439)    (39,737)
                                                              ------     -------
Balance at December 31, 1999................................  53,076     322,148
                                                              ======     =======
  Purchases of minerals in place............................   8,346      57,726
  Extensions, discoveries and other additions...............   4,289      76,433
  Revisions of previous estimates...........................  (1,316)    (33,128)
  Sales of minerals in place................................  (2,982)     (1,009)
  Production................................................  (3,922)    (40,847)
                                                              ------     -------
Balance at December 31, 2000................................  57,491     381,323
                                                              ======     =======

PROVED DEVELOPED RESERVES
December 31, 1996...........................................   2,070     184,904
December 31, 1997...........................................  41,255     226,071
December 31, 1998...........................................  41,475     213,449
December 31, 1999...........................................  42,352     224,143
December 31, 2000...........................................  40,642     231,380

                                 EXHIBIT INDEX

EXHIBIT
  NO.                             DESCRIPTION OF EXHIBIT
-------                           ----------------------
   3.1    --   Articles of Incorporation of Company (Incorporated by
               reference from Exhibit 3.1 of the Registration Statement on
               Form S-1, Registration No. 333-1034).
   3.2    --   Amended and Restated Bylaws of Company dated February 5,
               1996 (Incorporated by reference from Exhibit 3.2(ii) of the
               Form 10-Q dated March 31, 1996).
   4.1    --   Specimen Common Stock Certificate (Incorporated by reference from Exhibit 4.1 of the Registration Statement on Form S-1,
               Registration No. 333-1034).
   4.2    --   Indenture dated as of September 23, 1997 among the Company, as issuer, and The Bank of New York, as trustee
               (Incorporated by reference from Exhibit 4.1 of Registration
               Statement on Form S-4, Registration No. 333-37125).
   4.3    --   Supplemental Indenture dated as of February 25, 1998 between
               Coda Energy, Inc., Diamond Energy Operating Company, Electra
               Resources, Inc., Belco Operating Corp., Belco Energy L.P.,
               Gin Lane Company, Fortune Corp., BOG Wyoming LLC and Belco
               Finance Co. (individually, the Subsidiary Guarantors), a
               subsidiary of Belco, and The Bank of New York, a New York
               banking corporation (as Trustee) amending the Indenture
               filed as Exhibit 4.2 above. (Incorporated by reference from
               Exhibit 4.3 of the Company's Annual Report on Form 10-K for
               the fiscal year ended December 31, 1997).
   4.4    --   Exchange and Registration Rights Agreement dated September
               23, 1997 by and among Belco and Chase Securities Inc.,
               Goldman, Sachs & Co. and Smith Barney Inc. (Incorporated by
               reference from Exhibit 4.2 of Registration Statement on Form
               S-4, Registration No. 333-37125).
   4.5    --   Indenture dated as of March 18, 1996 by and among Coda
               Energy, Inc., as issuer, and Taurus Energy Corp., Diamond
               Energy Operating Company and Electra Resources, Inc. (as
               guarantors), and Chase Bank of Texas, N.A., (formerly known as Texas Commerce Bank National Association, as trustee
               (Incorporated by reference from Exhibit 4.1 of the Coda
               Energy, Inc. Registration Statement on Form S-4 filed April
               9, 1996, Registration No. 333-2375).
   4.6    --   First Supplemental Indenture dated as of April 25, 1996
               amending the Indenture filed as Exhibit 4.5 above
               (Incorporated by reference from Exhibit 4.12 of the Coda
               Energy, Inc. Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1996, Commission File No. 0-10955).
   4.7    --   Second Supplemental Indenture dated as of February 25, 1998 by and among Belco and Chase Bank of Texas, N.A. (formerly known as Texas Commerce Bank National Association), as
               trustee, amending the Indenture filed as Exhibit 4.5 above.
               (Incorporated by reference from Exhibit 4.7 of Belco's
               Annual Report on Form 10-K for the fiscal year ended
               December 31, 1997).
   4.8    --   Third Supplemental Indenture dated as of February 25, 1998 by and between Belco, the Belco subsidiaries who are making a Subsidiary Guarantee (the Guarantors) and Chase Bank of
               Texas, N.A., formerly known as Texas Commerce Bank National
               Association (the Trustee). (Incorporated by reference from
               Exhibit 4.8 of the Company's Annual Report on Form 10-K for
               the fiscal year ended December 31, 1997).
   4.9    --   Certificate of Designations of 6 1/2% Convertible Preferred
               Stock dated March 5, 1997 (Incorporated by reference from
               Exhibit 4.1 of current report on Form 8-K dated March 11,
               1998).
  10.1    --   1996 Non-Employee Directors' Stock Option Plan (Incorporated
               by reference from Exhibit 10.1 of the Registration Statement on Form S-1, Registration No. 333-1034).

EXHIBIT
  NO.                             DESCRIPTION OF EXHIBIT
-------                           ----------------------
  10.2    --   1996 Stock Incentive Plan (Incorporated by reference from
               Exhibit 10.2 of the Registration Statement on Form S-1,
               Registration No. 333-1034).
  10.3    --   Exchange and Subscription Agreement and Plan of
               Reorganization dated as of January 1, 1996 by and among
               Belco, its Predecessors and certain individuals and trusts
               (Incorporated by reference to Exhibit 10.3 of the
               Registration Statement on Form S-1, Registration No.
               333-1034).
  10.4    --   Form of Registration Rights Agreement entered into by
               parties to Exchange Agreement (Incorporated by reference to
               Exhibit 10.4 of the Registration Statement on Form S-1,
               Registration No. 333-1034).
  10.5    --   Supplemental Agreement dated as of January 1, 1996 by and
               between Belco, Belco Oil & Gas Corp., a Delaware
               corporation, Robert A. Belfer and certain officers of Belco
               (Incorporated by reference to Exhibit 10.5 of the
               Registration Statement on Form S-1, Registration No.
               333-1034).
  10.6    --   Form of Indemnification Agreement by and between the Company and its officers and directors (Incorporated by reference to
               Exhibit 10.6 of the Registration Statement on Form S-1,
               Registration No. 333-1034).
  10.7    --   Amended and Restated Well Participation Letter Agreement
               dated as of December 31, 1992 between Chesapeake Operating,
               Inc. and Belco Oil & Gas Corp., as amended by (i) Letter
               Agreement dated April 14, 1983, (ii) Amendment dated
               December 31, 1993, and (iii) Third Amendment dated December
               30, 1994 (Incorporated by reference to Exhibit 10.7 of the
               Registration Statement on Form S-1, Registration No.
               333-1034).
  10.8    --   Sale Agreement (Independence) dated as of June 10, 1994
               between Chesapeake Operating, Inc. and Belco Oil & Gas Corp.
               (Incorporated by reference to Exhibit 10.10 of the
               Registration Statement on Form S-1, Registration No.
               333-1034).
  10.9    --   Sale and Area of Mutual Interest Agreement (Greater
               Giddings) dated as of December 30, 1994 between Chesapeake
               Operating, Inc. and Belco Oil & Gas Corp. (Incorporated by
               reference to Exhibit 10.12 of the Registration Statement on
               Form S-1, Registration No. 333-1034).
  10.10   --   Golden Trend Area of Mutual Interest Agreement dated as of
               December 17, 1992 between Chesapeake Operating, Inc. and
               Belco Oil & Gas Corp. (Incorporated by reference to Exhibit
               10.13 of the Registration Statement on Form S-1,
               Registration No. 333-1034).
  10.11   --   Form of Participation Agreement for Belco Oil & Gas Corp.
               1992 Moxa Arch Drilling Program (Incorporated by reference to Exhibit 10.15 of the Registration Statement on Form S-1,
               Registration No. 333-1034).
  10.12   --   Form of Offset Participation Agreement to the Moxa Arch 1992
               Offset Drilling Program (Incorporated by reference to
               Exhibit 10.16 of the Registration Statement on Form S-1,
               Registration No. 333-1034).
  10.13   --   Form of Participation Agreement for Belco Oil & Gas Corp.
               1993 Moxa Arch Drilling Program (Incorporated by reference to Exhibit 10.17 of the Registration Statement on Form S-1,
               Registration No. 333-1034).
  10.14   --   Amended and Restated Credit Agreement dated as of June 30,
               2000 by and among Belco Oil & Gas Corp. (the "Borrower"),
               and The Chase Manhattan Bank, as administrative agent, and certain financial institutions named therein as Lenders (the
               "Lenders") (Incorporated by reference to Exhibit 10.1 of
               Belco's Quarterly Report on Form 10-Q for the quarter ended
               June 30, 2000, Commission File No. 1-14256).

EXHIBIT
  NO.                             DESCRIPTION OF EXHIBIT
-------                           ----------------------
  10.15   --   First Amendment to Belco Oil & Gas Corp. 1996 Stock
               Incentive Plan (Incorporated by reference from Exhibit 10.2 of Belco's Quarterly Report on Form 10-Q for the quarter
               ended June 30, 2000, Commission File No. 1-14256).
  10.16   --   Executive Employment Agreement with Grant W. Henderson
               (Incorporated by reference from Exhibit 99.7 of the Coda
               Energy, Inc. Current Report on Form 8-K dated October 30,
               1995, Commission File No. 0-10955).
  10.17   --   First Amendment to Belco Oil & Gas Corp. 1996 Nonemployee
               Directors' Stock Option Plan. (Incorporated by reference
               from Exhibit 10.1 of Belco's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, Commission File No.
               1-14256).
 *21.1    --   Subsidiaries of the Registrant.
 *23.1    --   Consent of Arthur Andersen LLP.
 *23.2    --   Consent of Miller and Lents, Ltd.

---------------
* Filed herewith