Form 10-K/A
period 2000-12-31
BELCO OIL & GAS CORP
filed 2001-04-02
CIK 889005

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

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

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the definitive proxy statement for the Registrant's 2001 Annual Meeting of Shareholders, to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, are incorporated by reference into Part III.
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                             BELCO OIL & GAS CORP.

                                   FORM 10-K

                               TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
                                     PART I
 ITEM 1   --  BUSINESS....................................................    1
              Overview....................................................    1
              Primary Operating Areas.....................................    1
              Costs Incurred and Drilling Results.........................    6
              Acreage.....................................................    7
              Productive Well Summary.....................................    8
              Marketing...................................................    8
              Production Sales Contracts..................................    9
              Price Risk Management Transactions..........................    9
              Texas Severance Tax Abatement...............................   10
              Section 29 Tax Credit.......................................   11
              Regulation..................................................   11
              Operating Hazards and Insurance.............................   13
              Title to Properties.........................................   14
              Employees...................................................   14
              Office and Equipment........................................   14
              Forward-Looking Information and Risk Factors................   15
              Executive Officers..........................................   22
              Certain Definitions.........................................   23
 ITEM 2   --  PROPERTIES..................................................   25
              Oil and Gas Reserves........................................   25
 ITEM 3   --  LEGAL PROCEEDINGS...........................................   25
 ITEM 4   --  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........   25
                                    PART II
 ITEM 5   --  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
              STOCKHOLDER MATTERS.........................................   26
 ITEM 6   --  SELECTED FINANCIAL DATA.....................................   27
 ITEM 7   --  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS...................................   28
              Overview....................................................   28
              Results of Operations -- 2000 Compared to 1999..............   29
              Results of Operations -- 1999 Compared to 1998..............   30
              Liquidity and Capital Resources.............................   31
              Other.......................................................   35
ITEM 7A   --  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
              RISK........................................................   35
 ITEM 8   --  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA....   36
 ITEM 9   --  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
              AND FINANCIAL DISCLOSURE....................................   36
                                    PART III
ITEM 10   --  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..........   36
ITEM 11   --  EXECUTIVE COMPENSATION......................................   36
ITEM 12   --  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
              MANAGEMENT..................................................   37
ITEM 13   --  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..............   37
                                    PART IV
ITEM 14   --  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
              8-K.........................................................   37

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
                                                    ======      =======      =======        ===

- ---------------
(1) Includes natural gas liquids.

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
                                                 =====    ====    ====     ====    ====     ====

- ---------------
(1) Includes wells in progress at December 31 of each year presented.

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

- ---------------
(1) Excludes non-hedge commodity price risk management cash settlements.

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
                                                    =======    =======    =========    =======

- ---------------
(1) Leases covering less than half of the undeveloped acreage will expire within the next three years. However, we expect to evaluate this acreage prior to its expiration. Our leases generally provide that the leases will continue past their primary terms if oil or gas in commercial quantities is being produced from a well on such leases.

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

     Grant W. Henderson, age 42, is President and Chief Operating Officer of Belco. He was named Chief Operating Officer in March of 2000 and named President on March 1, 1999 and prior to his promotion he served as Senior Vice President
- -- Corporate Development. Mr. Henderson was formerly President and Chief Financial Officer of Coda having joined Coda in October 1993 as Executive Vice President and Chief Financial Officer. He was elected a director of Coda in 1995 and became President of Coda in February 1996. Mr. Henderson was previously employed by NationsBank (now Bank of America N.A.), beginning 1981, last serving as Senior Vice President in its Energy Banking Group. Mr. Henderson is a graduate of Texas Tech University where he received a B.B.A. degree with a major in finance.

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
                                                            ========      ========      ========

- ---------------
(1) Estimated future net revenue before income taxes represents estimated future gross revenue to be generated from the production of proved reserves, net of estimated production and future development costs, using average December 31, 2000 prices, which were $9.53 per Mcf of gas and $25.50 per barrel of oil without giving effect to commodities price risk management activities accounted for as hedges.

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

                                                               YEAR ENDED DECEMBER 31,
                                           --------------------------------------------------------------
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

- ---------------
(1) 1996 includes a one-time non-cash deferred tax charge of $30.1 million recognized as a result of the Combination consummated on March 29, 1996 in connection with Belco's Initial Public Offering.

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

- ---------------
(1) Excludes non-hedge commodity price risk management cash settlements reported separately.

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

     We entered into interest rate swap agreements converting two long-term debt fixed rate obligations to floating rate obligations as follows:

AGREEMENT                              TRANSACTION    FIXED     FLOATING         RATE
AMOUNT                                    DATE         RATE       RATE       RE-SET DATE
- ---------                              -----------    ------    --------    --------------
$100 million.........................     12/97        8.875%     8.875%    March 15, 2001(a)
$85 million..........................     12/97       10.500%    11.625%     April 1, 2001(a)
$50 million..........................      1/98        8.875%     8.875%    March 15, 2001(a)

- ---------------
(a) Floating rate is redetermined at each six month period following the expiration through September 15, 2007 and is currently capped at rates indicated.

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

- ---------------
(1) Notes mature 2007

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

          3. Exhibits: The following documents are filed as exhibits to this report.

EXHIBIT
  NO.                             DESCRIPTION OF EXHIBIT
- -------                           ----------------------
   3.1    --   Articles of Incorporation of Company (Incorporated by
               reference from Exhibit 3.1 of the Registration Statement on
               Form S-1, Registration No. 333-1034).
   3.2    --   Amended and Restated Bylaws of Company dated February 5,
               1996 (Incorporated by reference from Exhibit 3.2(ii) of the
               Form 10-Q dated March 31, 1996).
   4.1    --   Specimen Common Stock Certificate (Incorporated by reference from Exhibit 4.1 of the Registration Statement on Form S-1,
               Registration No. 333-1034).
   4.2    --   Indenture dated as of September 23, 1997 among the Company, as issuer, and The Bank of New York, as trustee
               (Incorporated by reference from Exhibit 4.1 of Registration
               Statement on Form S-4, Registration No. 333-37125).
   4.3    --   Supplemental Indenture dated as of February 25, 1998 between
               Coda Energy, Inc., Diamond Energy Operating Company, Electra
               Resources, Inc., Belco Operating Corp., Belco Energy L.P.,
               Gin Lane Company, Fortune Corp., BOG Wyoming LLC and Belco
               Finance Co. (individually, the Subsidiary Guarantors), a
               subsidiary of Belco, and The Bank of New York, a New York
               banking corporation (as Trustee) amending the Indenture
               filed as Exhibit 4.2 above. (Incorporated by reference from
               Exhibit 4.3 of the Company's Annual Report on Form 10-K for
               the fiscal year ended December 31, 1997).
   4.4    --   Exchange and Registration Rights Agreement dated September
               23, 1997 by and among Belco and Chase Securities Inc.,
               Goldman, Sachs & Co. and Smith Barney Inc. (Incorporated by
               reference from Exhibit 4.2 of Registration Statement on Form
               S-4, Registration No. 333-37125).
   4.5    --   Indenture dated as of March 18, 1996 by and among Coda
               Energy, Inc., as issuer, and Taurus Energy Corp., Diamond
               Energy Operating Company and Electra Resources, Inc. (as
               guarantors), and Chase Bank of Texas, N.A., (formerly known as Texas Commerce Bank National Association, as trustee
               (Incorporated by reference from Exhibit 4.1 of the Coda
               Energy, Inc. Registration Statement on Form S-4 filed April
               9, 1996, Registration No. 333-2375).

EXHIBIT
  NO.                             DESCRIPTION OF EXHIBIT
- -------                           ----------------------
   4.6    --   First Supplemental Indenture dated as of April 25, 1996
               amending the Indenture filed as Exhibit 4.5 above
               (Incorporated by reference from Exhibit 4.12 of the Coda
               Energy, Inc. Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1996, Commission File No. 0-10955).
   4.7    --   Second Supplemental Indenture dated as of February 25, 1998 by and among Belco and Chase Bank of Texas, N.A. (formerly known as Texas Commerce Bank National Association), as
               trustee, amending the Indenture filed as Exhibit 4.5 above.
               (Incorporated by reference from Exhibit 4.7 of Belco's
               Annual Report on Form 10-K for the fiscal year ended
               December 31, 1997).
   4.8    --   Third Supplemental Indenture dated as of February 25, 1998 by and between Belco, the Belco subsidiaries who are making a Subsidiary Guarantee (the Guarantors) and Chase Bank of
               Texas, N.A., formerly known as Texas Commerce Bank National
               Association (the Trustee). (Incorporated by reference from
               Exhibit 4.8 of the Company's Annual Report on Form 10-K for
               the fiscal year ended December 31, 1997).
   4.9    --   Certificate of Designations of 6 1/2% Convertible Preferred
               Stock dated March 5, 1997 (Incorporated by reference from
               Exhibit 4.1 of current report on Form 8-K dated March 11,
               1998).
  10.1    --   1996 Non-Employee Directors' Stock Option Plan (Incorporated
               by reference from Exhibit 10.1 of the Registration Statement on Form S-1, Registration No. 333-1034).
  10.2    --   1996 Stock Incentive Plan (Incorporated by reference from
               Exhibit 10.2 of the Registration Statement on Form S-1,
               Registration No. 333-1034).
  10.3    --   Exchange and Subscription Agreement and Plan of
               Reorganization dated as of January 1, 1996 by and among
               Belco, its Predecessors and certain individuals and trusts
               (Incorporated by reference to Exhibit 10.3 of the
               Registration Statement on Form S-1, Registration No.
               333-1034).
  10.4    --   Form of Registration Rights Agreement entered into by
               parties to Exchange Agreement (Incorporated by reference to
               Exhibit 10.4 of the Registration Statement on Form S-1,
               Registration No. 333-1034).
  10.5    --   Supplemental Agreement dated as of January 1, 1996 by and
               between Belco, Belco Oil & Gas Corp., a Delaware
               corporation, Robert A. Belfer and certain officers of Belco
               (Incorporated by reference to Exhibit 10.5 of the
               Registration Statement on Form S-1, Registration No.
               333-1034).
  10.6    --   Form of Indemnification Agreement by and between the Company and its officers and directors (Incorporated by reference to
               Exhibit 10.6 of the Registration Statement on Form S-1,
               Registration No. 333-1034).
  10.7    --   Amended and Restated Well Participation Letter Agreement
               dated as of December 31, 1992 between Chesapeake Operating,
               Inc. and Belco Oil & Gas Corp., as amended by (i) Letter
               Agreement dated April 14, 1983, (ii) Amendment dated
               December 31, 1993, and (iii) Third Amendment dated December
               30, 1994 (Incorporated by reference to Exhibit 10.7 of the
               Registration Statement on Form S-1, Registration No.
               333-1034).
  10.8    --   Sale Agreement (Independence) dated as of June 10, 1994
               between Chesapeake Operating, Inc. and Belco Oil & Gas Corp.
               (Incorporated by reference to Exhibit 10.10 of the
               Registration Statement on Form S-1, Registration No.
               333-1034).
  10.9    --   Sale and Area of Mutual Interest Agreement (Greater
               Giddings) dated as of December 30, 1994 between Chesapeake
               Operating, Inc. and Belco Oil & Gas Corp. (Incorporated by
               reference to Exhibit 10.12 of the Registration Statement on
               Form S-1, Registration No. 333-1034).

EXHIBIT
  NO.                             DESCRIPTION OF EXHIBIT
- -------                           ----------------------
  10.10   --   Golden Trend Area of Mutual Interest Agreement dated as of
               December 17, 1992 between Chesapeake Operating, Inc. and
               Belco Oil & Gas Corp. (Incorporated by reference to Exhibit
               10.13 of the Registration Statement on Form S-1,
               Registration No. 333-1034).
  10.11   --   Form of Participation Agreement for Belco Oil & Gas Corp.
               1992 Moxa Arch Drilling Program (Incorporated by reference to Exhibit 10.15 of the Registration Statement on Form S-1,
               Registration No. 333-1034).
  10.12   --   Form of Offset Participation Agreement to the Moxa Arch 1992
               Offset Drilling Program (Incorporated by reference to
               Exhibit 10.16 of the Registration Statement on Form S-1,
               Registration No. 333-1034).
  10.13   --   Form of Participation Agreement for Belco Oil & Gas Corp.
               1993 Moxa Arch Drilling Program (Incorporated by reference to Exhibit 10.17 of the Registration Statement on Form S-1,
               Registration No. 333-1034).
  10.14   --   Amended and Restated Credit Agreement dated as of June 30,
               2000 by and among Belco Oil & Gas Corp. (the "Borrower"),
               and The Chase Manhattan Bank, as administrative agent, and certain financial institutions named therein as Lenders (the
               "Lenders") (Incorporated by reference to Exhibit 10.1 of
               Belco's Quarterly Report on Form 10-Q for the quarter ended
               June 30, 2000, Commission File No. 1-14256).
  10.15   --   First Amendment to Belco Oil & Gas Corp. 1996 Stock
               Incentive Plan (Incorporated by reference from Exhibit 10.2 of Belco's Quarterly Report on Form 10-Q for the quarter
               ended June 30, 2000, Commission File No. 1-14256).
  10.16   --   Executive Employment Agreement with Grant W. Henderson
               (Incorporated by reference from Exhibit 99.7 of the Coda
               Energy, Inc. Current Report on Form 8-K dated October 30,
               1995, Commission File No. 0-10955).
  10.17   --   First Amendment to Belco Oil & Gas Corp. 1996 Nonemployee
               Directors' Stock Option Plan. (Incorporated by reference
               from Exhibit 10.1 of Belco's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, Commission File No.
               1-14256).
 *21.1    --   Subsidiaries of the Registrant.
 *23.1    --   Consent of Arthur Andersen LLP.
 *23.2    --   Consent of Miller and Lents, Ltd.

- ---------------
* Previously filed

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

                                          BELCO OIL & GAS CORP.

                                          By:    /s/ LAURENCE D. BELFER
                                            ------------------------------------
                                                     Laurence D. Belfer
                                                       Vice-Chairman

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

               SIGNATURE                                    TITLE                          DATE
               ---------                                    -----                          ----

         /s/ ROBERT A. BELFER            Chief Executive Officer and Chairman of the  March 30, 2001
- ---------------------------------------    Board of Directors (Principal Executive
           Robert A. Belfer                Officer)

        /s/ LAURENCE D. BELFER           Vice-Chairman and Director                   March 30, 2001
- ---------------------------------------
          Laurence D. Belfer

         /s/ DOMINICK J. GOLIO           Senior Vice President-Finance, Chief         March 30, 2001
- ---------------------------------------    Financial Officer, Treasurer and
           Dominick J. Golio               Secretary (Principal Financial Officer
                                           and Principal Accounting Officer)

          /s/ GRAHAM ALLISON             Director                                     March 30, 2001
- ---------------------------------------
            Graham Allison

         /s/ DANIEL C. ARNOLD            Director                                     March 30, 2001
- ---------------------------------------
           Daniel C. Arnold

          /s/ ALAN D. BERLIN             Director                                     March 30, 2001
- ---------------------------------------
            Alan D. Berlin

        /s/ GRANT W. HENDERSON           President, Chief Operating Officer and       March 30, 2001
- ---------------------------------------    Director
          Grant W. Henderson

            /s/ JACK SALTZ               Director                                     March 30, 2001
- ---------------------------------------
              Jack Saltz

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
                                                                                    =========

- ---------------
(a) Represents a reclassification adjustment for $2.0 million gross ($1.32 million net of tax) unrealized loss recognized in comprehensive income in 1997, but recognized in net income during 1998.

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
                                                      ========    =======    ========

- ---------------
(a) The 1999 federal income tax amount reflects a tax benefit of $6.7 million for which a refund claim was filed in late 1999. Accordingly, this amount was recorded as an income tax refund receivable as of December 31, 1999. The refund was received in January 2000.

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

- ---------------
(1) Belco sells the majority of its Wyoming gas at prices based on the Northwest Pipeline Rocky Mountain Index and has entered into basis swaps that require the Counterparty to make a payment to Belco in the event that the NYMEX Reference Price per MMBtu for a reference period exceeds the Northwest Pipeline Rocky Mountain Index Price by more than a stated differential and requires Belco to make a payment to the Counterparty in the event that the NYMEX Reference Price exceeds the Northwest

                     BELCO OIL & GAS CORP. AND SUBSIDIARIES

    Pipeline Rocky Mountain Index Price by less than a stated differential (or in the event that the Northwest Pipeline Rocky Mountain Index Price is greater than the NYMEX Reference Price). Natural gas volumes covered by basis transactions include 10,000 MMBtu/d at $0.27 for the year 2001.

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

- ---------------
(1) Calls sold or puts sold under written option contracts, in return for a premium received by Belco upon initiation of the contract. Belco is required to make a payment to the Counterparty in the event that the NYMEX Reference Price for any settlement period is greater than the price of the call sold, or less than the price of the put sold. Conversely, calls or puts bought in return for Belco's payment of a premium require the Counterparty to make a payment to Belco in the event that the NYMEX Reference Price on any settlement period is greater than the call price or less than the put price.

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
                                                     ========    =======    =========

- ---------------
(1) Amounts are not included in the computation of diluted net loss per share because to do so would have been antidilutive.

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

     A summary of the status of Belco's plans (the Plans) as of December 31, 2000 and 1999 and the changes during the years then ended is presented below:

                                          2000                       1999                       1998
                                ------------------------   ------------------------   ------------------------
                                SHS. UNDER    WTD. AVG.    SHS. UNDER    WTD. AVG.    SHS. UNDER    WTD. AVG.
                                  OPTION     EXER. PRICE     OPTION     EXER. PRICE     OPTION     EXER. PRICE
                                ----------   -----------   ----------   -----------   ----------   -----------
Outstanding, beginning of
  year........................   1,506,500     $13.68       1,154,000     $16.25         960,500     $20.31
  Granted.....................     376,750       7.72         414,500       5.19         433,000       9.82
  Exercised...................      (2,100)      4.98              --         --              --         --
  Forfeited...................    (115,000)     14.92         (62,000)     15.00        (239,500)     19.37
                                ----------     ------      ----------     ------      ----------     ------
Outstanding, end of year......   1,766,150     $12.36       1,506,500     $13.68       1,154,000     $16.25
                                ==========     ======      ==========     ======      ==========     ======
Exercisable, end of year......     679,592     $16.36         432,300     $18.62         201,500     $20.24
                                ==========     ======      ==========     ======      ==========     ======
Available for grant, end of
  year........................     639,750                    901,500                  1,254,000
                                ==========                 ==========                 ==========
Weighted average fair value of
  options granted during the
  year........................  $     7.69                 $     2.78                 $    10.36
                                ==========                 ==========                 ==========

     The following table summarizes information about stock options outstanding at December 31, 2000.

                                          OPTIONS OUTSTANDING                        OPTIONS EXERCISABLE
                            -----------------------------------------------    --------------------------------
                               WEIGHTED         AVERAGE          NUMBER                              NUMBER
                            OUTSTANDING AT     REMAINING        WEIGHTED       EXERCISABLE AT       WEIGHTED
                             DECEMBER 31,     CONTRACTUAL       AVERAGE         DECEMBER 31,        AVERAGE
RANGE OF PRICES                  2000            LIFE        EXERCISE PRICE         2000         EXERCISE PRICE
- ---------------             --------------    -----------    --------------    --------------    --------------
$4.88-$6.50...............     347,900           8.18            $ 5.00            71,499            $ 4.99
$7.41-$8.81...............     387,750           9.11            $ 7.69             9,299            $ 7.57
$9.19-$17.63..............     386,000           7.45            $10.47           154,596            $10.52
$18.88-$22.94.............     582,000           6.19            $19.56           391,799            $19.54
$24.06-$29.00.............      62,500           5.57            $26.85            52,399            $26.85

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
                                                        ===========    ==========    ==========

- ---------------
(1) The estimated undiscounted future income taxes related to future net inflows were $1,309.2, $354.5 and $32.6 million for the years 2000, 1999 and 1998, respectively.

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