Form 10-Q
period 2001-03-31
BELCO OIL & GAS CORP
filed 2001-05-15
CIK 889005

================================================================================
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 --------------

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001


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

                                 --------------

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _

         As of March 31, 2001, there were 32,802,390 shares of the Registrant's Common Stock, par value $.01 per share, outstanding.

================================================================================

                                TABLE OF CONTENTS

                                     PART I
                              FINANCIAL INFORMATION


                                                                           Page

Item 1. Financial Statements:

        Condensed Consolidated Balance Sheets at March 31, 2001
             and December 31, 2000............................................1

        Condensed Consolidated Statements of Operations for the three months ended March 31, 2001 and 2000....................................2

        Consolidated Changes in Stockholders' Equity for the three months ended March 31, 2001.............................................3

        Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2001 and 2000....................................4

        Notes to Unaudited Condensed Consolidated Financial Statements........5

Item 2. Management's Discussion and Analysis of Financial Condition and
             Results of Operations...........................................11

Item 3. Quantitative and Qualitative Disclosures About Market Risk...........16


                                     PART II
                                OTHER INFORMATION

Item 1. Legal Proceedings....................................................18

Item 2. Changes in Securities................................................18

Item 3. Defaults Upon Senior Securities......................................18

Item 4. Submission of Matters to a Vote of Security-Holders..................18

Item 5. Other Information....................................................18

Item 6. Exhibits and Reports on 8-K..........................................18

        Signatures...........................................................19

                         PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
                              BELCO OIL & GAS CORP.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 (in thousands, except share and per share data)

                                                                                March 31, 2001    December 31, 2000
                                                                                --------------    -----------------

                                ASSETS                                                      (Unaudited)
CURRENT ASSETS:
      Cash and cash equivalents.................................................      $ 490          $  2,666
      Accounts receivable.......................................................     40,792            43,192
      Assets from commodity price risk management activities....................     15,908            15,721
      Prepaid expenses..........................................................      2,465             4,372
      Other current assets......................................................      1,956             1,911
                                                                                    -------            ------
           Total current assets ................................................     61,611            67,862
                                                                                     ------            ------
PROPERTY AND EQUIPMENT:
  Oil and gas properties at cost based on full cost accounting --
      Proved oil and gas properties.............................................  1,209,868         1,185,686
      Unproved oil and gas properties...........................................     71,629            68,979
      Less -- Accumulated depreciation, depletion and amortization..............   (689,053)         (674,735)
                                                                                   ---------         ---------
           Net oil and gas property.............................................    592,444           579,930
                                                                                    -------           -------
      Building and other equipment..............................................      9,277             9,159
      Less -- Accumulated depreciation..........................................     (4,304)           (3,914)
                                                                                ------------      ------------
           Net building and other equipment.....................................      4,973             5,245
                                                                                -----------       -----------
OTHER ASSETS....................................................................      5,419             4,337
                                                                                -----------       -----------
           Total assets.........................................................   $664,447          $657,374
                                                                                   ========          ========

                                LIABILITIES AND EQUITY
CURRENT LIABILITIES:
      Accounts payable..........................................................    $21,314           $25,443
      Liabilities from commodity price risk management activities...............     98,418           124,981
      Accrued interest..........................................................      7,130             7,695
      Accrued expenses..........................................................      8,006             8,926
      Other liabilities.........................................................      3,960             2,546
                                                                                  ---------         ---------
           Total current liabilities............................................    138,828           169,591
                                                                                    -------           -------
LONG-TERM DEBT..................................................................    410,048           402,033
DEFERRED INCOME TAXES...........................................................     13,490             7,933
LIABILITIES FROM COMMODITY PRICE RISK MANAGEMENT ACTIVITIES.....................     32,540            17,417
STOCKHOLDERS' EQUITY:
      6-1/2% Convertible Preferred stock, $.01 par value; 10,000,000 shares authorized; 3,013,700 and 3,273,600 issued and outstanding at
       March 31, 2001 and December 31, 2000, respectively.......................         30                33
      Common stock ($.01 par value, 120,000,000 shares authorized;
        32,802,390 and 32,342,315 shares issued and outstanding at
        March 31, 2001 and December 31, 2000, respectively).....................        328               323
      Additional paid-in capital................................................    292,705           292,635
      Other comprehensive income (loss).........................................    (17,703)               --
      Retained earnings (deficit)...............................................   (204,195)         (230,902)
      Unearned compensation.....................................................       (871)             (936)
      Notes receivable for equity interest......................................       (753)             (753)
                                                                                ------------      ------------
           Total stockholders' equity...........................................     69,541            60,400
                                                                                 ----------        ----------
           Total liabilities and stockholders' equity...........................   $664,447          $657,374
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

                              BELCO OIL & GAS CORP.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (Unaudited)

                                                                                  Three Months Ended
                                                                                       March 31,
                                                                                  2001          2000
                                                                                  ----          ----

REVENUES:
   Oil and gas sales, net of hedging activities                                  $73,230       $45,374
   Non-hedge commodity price risk management activities cash settlements (a)     (31,959)       (5,465)
   Interest and other                                                                124           250
                                                                                --------     ---------
      Net revenues                                                                41,395        40,159

COSTS AND EXPENSES:
   Oil and gas operating expenses                                                  9,058         6,929
   Production taxes                                                                5,938         3,606
   Depreciation, depletion and amortization                                       14,708        13,777
   General and administrative                                                      1,700         1,538
   Interest expense                                                                6,990         6,128
   Non-cash change in fair value of derivatives                                  (46,761)       22,178
                                                                                 --------       ------
      Total costs and expenses                                                    (8,367)       54,156
                                                                               ----------       ------

INCOME (LOSS) BEFORE INCOME TAXES                                                 49,762       (13,997)

PROVISION (BENEFIT) FOR INCOME TAXES                                              17,416        (4,899)
                                                                                 -------       --------

NET INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF CHANGE IN
  ACCOUNTING PRINCIPLE                                                            32,346        (9,098)

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE - NET                         (4,324)       ____--
                                                                                  -------         ----

NET INCOME (LOSS)                                                                 28,022        (9,098)

PREFERRED STOCK DIVIDENDS                                                         (1,315)       (1,611)
                                                                               ----------     ---------

NET INCOME (LOSS) AVAILABLE TO COMMON STOCK                                      $26,707      $(10,709)
                                                                                 =======      =========

PER SHARE DATA:
Basic:
  - Net income (loss) before cumulative change in accounting principle            $0.95         $(0.34)
                                                                                  =====         =======
  - Net income (loss)                                                             $0.82         $(0.34)
                                                                                  =====         =======
Diluted:
  - Net income (loss) before cumulative change in accounting principle            $0.89         $(0.34)
                                                                                  =====         =======
  - Net income (loss)                                                             $0.77         $(0.34)
                                                                                  =====         =======

AVERAGE NUMBER OF COMMON SHARES USED IN COMPUTATION:
- Basic                                                                           32,516        31,200
                                                                                  ======        ======
- Diluted                                                                         36,271        31,200
                                                                                  ======        ======

-----------------------------
(a)   Includes cash premiums received and settlements.


              The accompanying notes are an integral part of these
                        condensed financial statements.

                     BELCO OIL & GAS CORP. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (in thousands)
                                   (unaudited)






                                  Preferred Stock       Common Stock
                                -------------------- -------------------
                                  Shares    Amount     Shares   Amount
                                  ------    ------     ------   ------



BALANCE, December 31, 2000.....    3,274    $  33      32,342   $   323

Exchanges of Preferred Stock to
  Common Stock.................     (260)      (3)        450         5
Exercise of Stock Options......       --       --           4        --
Restricted Stock Issued........       --       --           6        --
Restricted Stock Amortized.....       --       --          --        --
Cumulative change in accounting
  principle....................       --       --          --        --
Comprehensive Income:
Net Income.....................       --       --          --        --

  Unrealized hedge gains (losses)     --       --          --        --

  Total other comprehensive income    --       --          --        --

       Comprehensive Income....       --       --          --        --

Preferred Dividend Paid........       --       --          --        --
                                -------- --------  ----------------------

BALANCE, March 31, 2001........    3,014  $    30      32,802   $   328
                                   =====  =======      ======   =======


                                     Additional                    Retained
                                       Paid-In       Unearned      Earnings
                                       Capital     Compensation    (Deficit)
                                    ------------   ------------   -----------



BALANCE, December 31, 2000.....      $292,635          $(936)      $(230,902)

Exchanges of Preferred Stock to
  Common Stock.................            (2)            --              --
Exercise of Stock Options......            21             --              --
Restricted Stock Issued........            51            (51)             --
Restricted Stock Amortized.....            --            116              --
Cumulative change in accounting
  principle....................            --             --              --
Comprehensive Income:
Net Income.....................            --             --          28,022

  Unrealized hedge gains (losses)          --             --              --

  Total other comprehensive income         --             --              --

       Comprehensive Income....            --             --              --

Preferred Dividend Paid........            --             --          (1,315)
                                     --------    -----------     ------------

BALANCE, March 31, 2001........      $292,705          $(871)      $(204,195)
                                     ========          ======      ==========



                                                    Accumulated      Notes
                                                       Other      Receivable
                                    Comprehensive  Comprehensive  for Equity
                                   Income (Loss)       Income      Interest    Total
                                  ----------------------------------------------------



BALANCE, December 31, 2000.....    $       --       $       --    $    (753)   $60,400

Exchanges of Preferred Stock to
  Common Stock.................            --               --           --         --
Exercise of Stock Options......            --               --           --         21
Restricted Stock Issued........            --               --           --         --
Restricted Stock Amortized.....            --               --           --        116
Cumulative change in accounting
  principle....................            --          (23,512)          --    (23,512)
Comprehensive Income:
Net Income.....................        28,022               --           --     28,022
                                       ------
  Unrealized hedge gains (losses)       5,809            5,809           --      5,809
                                       ------
  Total other comprehensive income      5,809               --           --         --
                                       ------
       Comprehensive Income....       $33,831               --           --         --
                                      =======
Preferred Dividend Paid........                             --           --     (1,315)
                                                     ----------   ----------   -------

BALANCE, March 31, 2001........                      $ (17,703)   $    (753)   $69,541
                                                     ==========   ==========   =======


                          The accompanying notes are an
             integral part of these condensed financial statements.

                              BELCO OIL & GAS CORP.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (Unaudited)

                                                           Three Months Ended
                                                                March 31,
                                                            2001        2000
                                                            ----        ----

CASH FLOWS FROM OPERATING ACTIVITIES:

  Net income (loss).......................................$28,022     ($9,098)
  Adjustments to reconcile net income (loss) to
    net operating cash inflows --
    Depreciation, depletion and amortization.............. 14,708      13,777
    Deferred tax expense (benefit)........................ 17,416      (4,899)
    Commodity price risk management activities............ (1,860)      9,112
    Other.................................................     43          36
    Cumulative change in accounting principle,
      net of tax..........................................  4,324          --
    Changes in operating assets and liabilities --
      Commodity price risk management.....................(44,901)     13,066
      Accounts receivable, oil and gas....................  2,370       9,013
      Commodity Price Risk Management related funds
        on deposit........................................     --     (10,800)
      Other current assets................................  1,669      (2,279)
      Accounts payable and accrued liabilities............ (4,200)        364
                                                          --------    -------
             Net operating cash inflows................... 17,591      18,292

CASH FLOWS FROM INVESTING ACTIVITIES:

  Proceeds from sale of securities........................    289          --
  Exploration and development expenditures................(26,671)    (19,299)
  Purchases of oil and gas properties.....................   (387)    (40,854)
  Proceeds from sale of oil and gas properties............    225         120
  Other property additions................................   (117)       (124)
  Changes in other assets.................................    (57)         61
                                                          --------    -------
             Net investing cash outflows..................(26,718)    (60,096)

CASH FLOWS FROM FINANCING ACTIVITIES:

  Proceeds from stock option exercise.....................     21          --
  Repurchase of bonds.....................................     --      (2,850)
  Repurchases of preferred stock..........................     --        (302)
  Long-term borrowings.................................... 76,900      83,600
  Long-term debt repayments...............................(68,700)    (33,600)
  Preferred dividend paid................................. (1,315)     (1,611)
  Other...................................................     45          --
                                                           -------    --------
             Net financing cash inflows...................  6,951      45,237

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS.......... (2,176)      3,433
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD..........  2,666       2,105
                                                            ------       -----
CASH AND CASH EQUIVALENTS AT END OF PERIOD................ $  490      $5,538
                                                           =======     ======


              The accompanying notes are an integral part of these
                        condensed financial statements.

                              BELCO OIL & GAS CORP.

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Accounting Policies:
         -------------------

     We have prepared the financial statements included herein, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements reflect all adjustments which are, in the opinion of management, necessary to present a fair statement of the results for the interim periods, on a basis consistent with the annual audited financial statements. All such adjustments are of a normal recurring nature. The results of operations for the interim period are not necessarily indicative of the results to be expected for an entire year. Certain information, accounting policies, and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations, although we believe that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with our Form 10-K for the calendar year 2000, which includes financial statements and notes thereto. Certain reclassifications have been made to prior year amounts to conform to the current year presentation.


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

Note 3 - Commodity Price Risk Management Activities (or CPRM):
         ----------------------------------------------------

     We periodically enter into commodity price risk management transactions such as swaps and options in order to manage our exposure to oil and gas price volatility. All CPRM data is presented in accordance with requirements of Statement of Financial Accounting Standards No. 133 which became effective January 1, 2001. Gains and losses related to hedges of our oil and gas production that qualify for hedge accounting treatment are deferred and recognized as revenues as the associated production occurs.

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

     The tables and related notes set forth in this footnote and summarized below provide details about the volumes and prices of all open Belco CPRM commitments, hedge and non-hedge, as of March 31, 2001. Since most of the contracts covering a substantial portion of the committed volumes were entered into in 1997 and early 1998 when commodity prices were substantially below current commodity price levels, it is not possible to estimate future average prices to be realized given the broad ranges covering both volumes and prices committed at different points in time. A summary of committed volumes and prices by year (last nine months for 2001), assuming the NYMEX forward curve reference prices for oil and gas as of March 31, 2001 is as follows:

                                                                     Average
                                                 Volume             Realized
                                  Year           Per Day              Price
                                  ----           -------            --------

    Oil - Barrels per day   2001(last 9 mos.)     6,100              $19.49
                                 2002             3,300              $21.83
                                 2003             2,100              $19.93




                                                                     Average
                                                 Volume             Realized
                                  Year           Per Day              Price
                                  ----           -------            --------
    Gas - MMBtu per day     2001 (last 9 mos.)   70,000               $2.09
                                  2002           37,000               $3.09
                                  2003            7,500               $3.78


     For the three months ended March 31, 2001, we recorded, as required by existing accounting rules, non-hedge commodity price risk management cash settlements paid out by us in the amount of $32.0 million and $46.8 million in unrealized non-cash mark-to-market gains. This compares to $5.5 million in cash settlements paid by us and $22.2 million in unrealized non-cash mark-to-market losses reported for the 2000 comparable period. Letters of credit in the amount of $10.0 million in favor of counterparties were outstanding at March 31, 2001 and related to unrealized non-cash mark-to-market and potential hedge losses at that date.

     At March 31, 2001, Belco's consolidated balance sheet reflects $115.0 million in potential price risk management net liabilities consisting of $108.4 million related to commodities and $6.6 million related to interest rate swaps. The full potential net liabilities may or may not be realized as they are dependent on future commodity price and interest rate behavior.

         The following table and notes thereto cover Belco's pricing and notional volumes on open natural gas and oil commodity hedges as of March 31, 2001:


                                                                        Production Periods
                                                                  --------------------------------
                                                                  Remainder
                                                                   Of 2001       2002       2003
                                                                  ---------    --------   --------

Gas --
  Price swaps sold - receive fixed price (thousand MMBtu)(1)....       455         --        913
     Average price, per MMBtu...................................     $2.30         --      $3.35
  Price swaps bought - pay fixed price (thousand MMBtu)(1)......    (5,805)        --         --
     Average price, per MMBtu...................................     $4.40         --         --
       Sub-total - net swap volume (thousand MMBtu).............    (5,350)        --         --
  Collars sold (thousand MMBtu)(2)                                   6,875      5,770      3,650
     Average floor price, per MMBtu.............................     $1.91      $2.63      $2.85
     Average ceiling price, per MMBtu...........................     $2.85      $3.73      $4.91
  Puts bought (thousand MMBtu)(3)...............................       228      3,650         --
     Average price per MMBtu....................................      4.50       3.13         --
  Calls bought (thousand MMBtu)(3)..............................    (1,370)        --         --
     Average price per MMBtu....................................      6.01         --         --

Oil --
  Price swaps sold - receive fixed price (MBbls)(1).............       825        840        480
     Average price, per Bbl.....................................    $19.50     $20.29     $20.60
  Price swaps bought - pay fixed price (MBbls)(1)...............       (60)        --         --
     Average price, per Bbl.....................................    $27.42         --         --
       Sub-total - net swap volumes.............................       765        840        480
  Collars sold (MBbls)(2).......................................       210        300         90
     Average floor price, per Bbl...............................    $18.43     $19.60     $21.00
     Average ceiling price per Bbl..............................    $22.28     $23.89     $24.63


----------

(1) For any particular swap sold transaction, the Counterparty is required to make a payment to Belco in the event that the NYMEX Reference Price for any settlement period is less than the swap price for such hedge, and Belco is required to make a payment to the Counterparty in the event that the NYMEX Reference Price for any settlement period is greater than the swap price for such hedge. Conversely, swaps bought require Belco to make a payment to the Counterparty in the event that the NYMEX Reference Price for any settlement period is less than the swap price for such hedge, and the Counterparty is required to make a payment to Belco in the event that the NYMEX Reference Price for any settlement period is greater than the swap price for such hedge.

(2) For any particular collar transaction, the Counterparty is required to make a payment to Belco if the average NYMEX Reference Price for the reference period is below the floor price for such transaction, and Belco is required to make payment to the Counterparty if the average NYMEX Reference Price is above the ceiling price for such transaction.

(3) Calls or puts bought in return for Belco's payment of a premium require the Counterparty to make a payment to Belco in the event that the NYMEX Reference Price on any settlement period is greater than the call price or less than the put price.

Non-Hedging Transactions

     We use the mark-to-market method of accounting for instruments that do not qualify for hedge accounting treatment. The first quarter 2001 results of operations included an aggregate non-cash pre-tax gain of $46.8 million related to these activities resulting from the net change in value of Belco's mark-to-market portfolio of non-hedge price risk management activities.

     The following table and notes thereto cover Belco's pricing and notional volumes on open natural gas and oil financial instruments at March 31, 2001, that do not qualify for hedge accounting:


                                                                        Production Periods
                                                                 --------------------------------
                                                                 Remainder
                                                                  of 2001       2002        2003
                                                                 ---------     ------      ------

GAS (1) --
Calls sold (thousand MMBtu)(2).................................    2,430        4,380          -
     Average price, per MMBtu..................................    $3.31        $2.95          -
Price Swaps Sold-- receive fixed price (thousand MMBtu)(3).....   16,500            -
     Average price, per MMBtu..................................    $2.55            -          -
Price Swaps Bought - pay fixed price (thousand MMBtu)(3).......   (1,145)           -          -
    Average price, per MMBtu...................................    $3.82            -          -
       Sub-total net swap volume (thousand MMBtu)..............   15,355            -          -
                                                                  ------     --------     ------
Puts Sold (thousand MMBtu)(2)..................................   (2,290)           -          -
     Average price, per MMBtu..................................    $4.26            -          -
Extension Swaps Sold - receive fixed price (thousand MMBtu)....        -        3,650          -
    Average price, per MMBtu...................................        -        $2.65          -

OIL --
Price Swaps Sold-- receive fixed price (MBbls) (3).............       90            -          -
     Average price, per Bbl....................................   $17.25            -          -
Calls Sold (MBbls)(2)..........................................      585          720          -
     Average price, per Bbl....................................   $20.31       $22.00          -
Puts Sold (MBbls)(2)...........................................    (195)            -          -
     Average price, per Bbl....................................   $19.51            -          -
Extension Swaps Sold, receive fixed price (MBbls) (3)..........        -          300        300
     Average price, per Bbl....................................        -       $18.86     $18.86
Extension Collars Sold (4).....................................       90            -          -
    Average ceiling price......................................   $20.35            -          -
    Averge floor price.........................................   $17.50            -          -


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

(2) Calls or puts are sold under written option contracts in return for a premium received by Belco upon initiation of the contract. Belco is required to make a payment to the Counterparty in the event that the NYMEX Reference Price for any settlement period is greater than the price of the call sold, or less than the price of the put sold. Conversely, calls or puts bought in return for Belco's payment of a premium require the Counterparty to make a payment to Belco in the event that the NYMEX Reference Price on any settlement period is greater than the call price or less than the put price.

(3) For any particular swap sold transaction, the Counterparty is required to make a payment to Belco in the event that the NYMEX Reference Price for any settlement period is less than the swap price for such instrument and Belco is required to make a payment to the Counterparty in the event that the NYMEX Reference Price for any settlement period is greater than the swap price for such instrument. Conversely, swaps bought require Belco to make a payment to the counterparty in the event that the NYMEX Reference Price for any settlement period is less than the swap price for such hedge, and the counterparty is required to make a payment to Belco in the event that the NYMEX Reference Price for any settlement period is greater than the swap price for such hedge.

(4) For any particular collar transaction, the Counterparty is required to make a payment to Belco if the average NYMEX Reference Price for the reference period is below the floor price for such transaction, and Belco is required to make payment to the Counterparty if the average NYMEX Reference Price is above the ceiling price for such transaction.

Note 4 - Capital Stock:
         -------------

     From January 1, 2000 through March 31, 2001, we exchanged 950,900 shares of our 6-1/2% convertible preferred stock for 1,691,950 shares of our common stock. The preferred shares that were exchanged had a liquidation preference value of $23.8 million.

     As previously reported, Belco's credit facility and the indentures governing its subordinated debt restrict the payment of dividends. As a result of recording substantial unrealized non-cash mark-to-market losses in prior periods as required by existing accounting rules, dividends on Belco's preferred stock may be limited or prohibited by the restriction contained in Belco's 10-1/2% bond indenture. Payment of the declared March 2001 dividend on Belco's preferred stock was permitted. The declaration and payment of subsequent dividends will be contingent upon the sale of equity interests or sufficient net income to restore dividend payment capacity under the indenture. Reported first quarter 2001 net income, as defined in the 10-1/2% bond indenture, was not sufficient to restore this dividend payment capacity at this time and the Board of Directors did not declare a preferred dividend at its most recent board meeting and it is unlikely it will do so for the time being.

Net Income (Loss) Per Common Share

       A reconciliation of the components of basic and diluted net income (loss) per common share for the three months ended March 31, 2001 and 2000 is presented in the table below (in thousands, except per share amounts):


                                                           Three Months Ended
                                                                March 31,
                                                          2001            2000
                                                          ----            ----

Basic net income (loss) per share:
  Net income (loss) before cumulative effect
    of change in accounting principle                    $32,346        ($9,098)
  Cumulative change in accounting principle - net         (4,324)            --
                                                         --------       --------
  Net income (loss)                                       28,022         (9,098)
  Less:  Preferred stock dividends                        (1,315)        (1,611)
                                                         --------       --------
  Income (loss) attributable to common shareholders      $26,707       ($10,709)
                                                         ========       ========

    Weighted average shares of common stock outstanding   32,516         31,200
                                                          ======         ======

    Basic net income (loss) per share before cumulative
      effect of change in accounting principle            $ 0.95       $  (0.34)
                                                         =======       =========
    Basic net income (loss) per share                     $ 0.82       $  (0.34)
                                                         =======       =========

Diluted net income (loss) per share:
  Net income (loss) before cumulative effect
    of change in accounting principle                    $32,346      $  (9,098)
  Cumulative change in accounting principle               (4,324)            --
                                                         --------       --------
  Net income (loss)                                       28,022         (9,098)
  Less:  Preferred stock dividends (1)                        --         (1,611)
                                                         -------        --------
  Income (loss) attributable to common shareholders       28,022        (10,709)
                                                          ======        ========

    Diluted weighted average shares of common
      stock outstanding                                   36,271         31,200
                                                          ======         ======

    Diluted net income (loss) per share before
      cumulative effect of change in accounting principle  $0.89         $(0.34)
                                                           =====         =======
        Diluted net income (loss) per share                $0.77         $(0.34)
                                                           =====         =======

  Weighted average sales of common stock outstanding      32,516         31,200
  Effect of dilutive securities:
        Stock options (2)                                    337             --
        Preferred stock (2)                                3,418             --
                                                          ------         -------
  Diluted weighted average shares of common
    stock outstanding                                     36,271         31,200
                                                          ======         ======


 -------------

(1) Amounts are not included in the computation of diluted net income (loss) per share for 2001, because to do so would have been antidilutive.
(2)  Amounts are not  included in the  computation  of diluted  net income
     (loss) per share for 2000,  because to do so would have been antidilutive.

Note 5 -     Long Term Debt:
             --------------

       Long term debt consists of the following at March 31, 2001 and December 31, 2000 (in thousands):


                                              March 31, 2001   December 31, 2000

Revolving credit facility due 2004............   $149,200          $141,000
8-7/8% Senior Subordinated Notes due 2007 ....    147,000           147,000
10-1/2% Senior Subordinated Notes due 2006,
   including premium totaling approximately
   $4.8 and $5.0 million for 2001 and 2000,
   respectively...............................    113,848           114,033
                                                  -------           -------
          Total Debt .........................    410,048           402,033
Less: Current maturities......................         --                --
                                                  -------           -------
Long term debt................................   $410,048          $402,033
                                                 ========          ========

           As of March 31, 2001, Belco's effective interest rate on the outstanding balance of $149.2 million on its line of credit was approximately 8.2% per annum.

           Belco's outstanding letters of credit totaled $10.0 million at March 31, 2001.

           Total cash interest expense paid for the three months ended March 31, 2001 was approximately $9.0 million. Interest capitalized during the first quarter of 2001 was $1.6 million.

Note 6 -     New Accounting Pronouncement
             ----------------------------

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities" which was amended by Financial Accounting Standards No. 138 ("SFAS 138") in June 1999. SFAS 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. It also requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows derivatives gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. We adopted SFAS 133 on January 1, 2001, the effective date as amended by SFAS 138. SFAS 133 will increase volatility of stockholder's equity, reporting earnings (losses) and other comprehensive income. The impact of compliance with SFAS 133 on the financial statements was that we recorded an additional $17.5 million in current assets, $2.0 million in non-current assets, $43.0 million in current liabilities and $12.7 million in non-current liabilities related to Belco's existing oil and gas hedges based on the forward price curve in effect at December 31, 2000. These contracts qualified for hedge accounting treatment under SFAS 133. The total potential net liability of $36.2 million ($23.5 million net of tax) related to qualifying hedge instruments was charged to Other Comprehensive Income and appears in the equity section of the balance sheet. After adoption, Belco was required to recognize any hedge ineffectiveness in the income statement which resulted in a charge of $347,000 for the three months ended March 31, 2001. In addition, Belco has three interest rate swaps that were affected by SFAS 133. These swaps did not qualify for hedge accounting and as a result, Belco recorded an additional $6.6 million ($4.3 million net of tax) in non-current liabilities with the offsetting charge to the income statement.

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

     We utilize commodity swaps and options and other commodity price risk management transactions related to a portion of our oil and natural gas production to achieve a more predictable cash flow, and to reduce our exposure to price fluctuations. We account for these transactions in compliance with current generally accepted accounting principles as hedging activities or use mark-to-market accounting for those contracts that do not qualify for hedge accounting. As of March 31, 2001, we had various natural gas and oil price risk management contracts in place with respect to portions of our estimated production for years 2001, 2002 and 2003. We expect to reduce the current amount of price risk management contracts to largely phase out such transactions that we have in place over the next 12 to 24 months in an effort to limit our future exposure to the mark-to-market accounting rules requiring the immediate recognition of non-cash unrealized gains and losses that cause large unpredictable swings in reported results of operations, related earnings per share and shareholder equity.

     The following table sets forth certain operations data for the periods presented:


                                                            Three Months Ended
                                                                 March 31,
                                                            ------------------
                                                             2001        2000
                                                             ----        ----

Oil and gas sales, net of hedging activities (in 000's)    $73,230      $45,374
Weighted average sales prices:
   Oil (per Bbl)
     - Unhedged                                             $27.47       $27.85
     - Hedge settlements                                     (5.12)       (2.47)
                                                          ---------    ---------
           Net realized                                     $22.35       $25.38
   Gas (per Mcf)
     - Unhedged                                              $6.65        $2.15
     - Hedge settlements                                     (1.09)       (0.15)
                                                            -------      -------
           Net realized                                      $5.56        $2.00
Net production data:
   Oil (MBbl)                                                  927          967
   Gas (MMcf)                                                9,446       10,406
   Gas equivalent (MMcfe)                                   15,008       16,208
   Daily production (Mmcfe)                                    167          178
Operations data per Mcfe:
   Oil and gas sales revenues (hedged)                       $5.88        $3.04
   Hedge and non-hedge cash settlements                      (3.13)       (0.58)
   Oil and gas operating expenses                            (0.60)       (0.43)
   Production taxes                                          (0.40)       (0.22)
   General and administrative                                (0.11)       (0.09)
   Depreciation, depletion and amortization                  (0.98)       (0.85)
                                                             ------       ------
   Pre-tax operating profit (1)                              $0.66        $0.87
                                                             =====        =====
   Cash flow                                                 $1.64        $1.72
                                                             =====        =====

-----------------

(1) Excludes non-cash mark-to-market commodity price risk management activities, interest income and interest expense.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2001 Compared to March 31, 2000

Revenues

     Oil and gas sales revenues for the first quarter of 2001, net of hedging activities, increased by $27.9 million, or 61% to $73.2 million when compared to the prior year first quarter, primarily the result of substantially higher natural gas prices. Average Mcf price realizations, net of hedging activities, increased by 178% when compared to last year's first quarter price realizations, while crude oil price realizations per barrel declined by 12%. Lower crude oil and natural gas production in the current year quarter is due in part to the absence of North Texas properties which were sold during the third quarter of 2000 and also due to delays we experienced in obtaining oilfield services necessary to drill new wells.

     Commodity Price Risk Management ("CPRM") cash activities, including hedge and non-hedge transactions, for the first quarter 2001 resulted in net reported revenue reductions of $47.0 million in actual cash settlements paid compared to $9.4 million in cash settlements paid in the prior year first quarter. In addition, we reported a $46.8 million non-cash mark-to-market unrealized gain related to CPRM activities largely representing the partial reversal of unrealized non-cash mark-to-market losses reported in prior periods as required by existing accounting rules. In the prior year first quarter, a $22.2 million non-cash mark-to-market unrealized loss was reported.

Costs and Expenses

     Production and operating expenses increased by 31% to $9.1 million compared to $6.9 million reported in the prior year comparable quarter. This increase is identified with the addition of new wells, both acquired and drilled, since the first quarter of 2000 and general increases experienced in virtually all categories of expense, including utilities, labor, supplies and other services. On an equivalent unit basis, lifting costs were $0.60 per Mcfe for the first quarter 2001 compared to $0.43 per Mcfe in the first quarter of 2000. In addition, production taxes were $0.40 and $0.22 per Mcfe for the first quarter of 2001 and 2000, respectively, with the increase related to substantially higher natural gas prices.

     Depreciation, depletion and amortization ("DD&A"), for the quarter ended March 31, 2001 increased by 7% to $14.7 million compared to the $13.8 million recorded in the prior year comparable period due to an increase in the unit DD&A rate per Mcfe from $0.85 in 2000 to $0.98 in 2001.

     General and administrative expense ("G&A") costs increased by 11% in the first quarter of 2001 to $1.7 million compared to $1.5 million incurred in the first quarter of 2000. The increase was primarily the result of higher salaries and wages expense, including benefits.

     Interest expense is incurred on $147.0 million of 8-7/8% Senior Subordinated Notes due in 2007, $109.0 million of 10-1/2% Senior Subordinated Notes due in 2006 and revolving credit bank debt incurred to fund various activities. Interest expense for the first quarter of 2001 increased by $0.9 million to $7.0 million, a 14% increase over the prior year comparable period. The increase is due to higher average interest rates charged and additional borrowings outstanding under the credit facility related largely to property acquisitions. The higher interest costs are partially offset by additional amounts capitalized during the current year quarter. The total amount of interest capitalized during the first quarter of 2001 was $1.6 million compared to $1.2 million capitalized in the prior year first quarter.

Income (Loss) Before Income Taxes

     Our reported pre-tax income for the first quarter of 2001 was $49.8 million. This compares to a pre-tax loss of $18.0 million reported for the first quarter of 2000. The substantial increase over the prior year first quarter is largely the result of recording non-cash mark-to-market unrealized CPRM gains as required by current accounting rules. In the prior year first quarter, Belco was required to report non-cash mark-to-market unrealized CPRM losses.

Income Taxes

     For the first quarter of 2001, income tax expense of $17.4 million was recorded while income tax benefits in the amount of $4.9 million were recorded in the prior year comparable period. We do not expect to pay any significant cash taxes during the current calendar year in connection with our operating activities due to the availability of federal income tax loss carry-forwards.

LIQUIDITY AND CAPITAL RESOURCES

General

     In September 1997, we entered into a five-year $150 million Credit Agreement dated September 23, 1997 with The Chase Manhattan Bank, N.A., as administrative agent and other lending institutions. In June 2000, the credit facility was amended and restated and now provides for an aggregate principal amount of revolving loans of up to the lesser of $250 million or a defined borrowing base in effect from time to time, includes a sub-facility for letters of credit and expires in January 2004. The borrowing base at March 31, 2001 was $200 million with $149.2 million advanced at that date. Additionally, there were letters of credit outstanding in the amount of $10.0 million in connection with CPRM activities. The borrowing base is redetermined by the agent and the participating banks semi-annually based upon their usual and customary oil and gas lending criteria as such exist from time to time. In addition, we may request two additional redeterminations and the banks may request one additional redetermination per year. Our indebtedness under the credit facility is secured by a pledge of the capital stock of each of our material subsidiaries.

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

     We entered into interest rate swap agreements converting two long-term debt fixed rate obligations to floating rate obligations as follows:


  Agreement    Transaction     Fixed     Floating            Floating Rate
   Amount          Date        Rate        Rate             Expiration Date
--------------------------------------------------------------------------------

$100 million      12/97        8.875%      8.875%        September 17, 2001 (a)
 $85 million      12/97       10.500%     11.625%           October 1, 2000 (a)
 $50 million       1/98        8.875%      8.875%        September 17, 2001 (a)


-----------------------

(a) Floating rate is redetermined at each six month period through September 15, 2007 and is currently capped at rates indicated.

     The agreements obligate Belco to actually pay the indicated floating rate rather than the original fixed rate. The floating rates are capped at 8-7/8% through September 15, 2001 and at 10% from March 15, 2002 through September 15, 2007 on the 8-7/8% Notes and capped at 11.625% from April 1, 2000 through April 1, 2003 on the 10-1/2% Notes.

     Additionally, from January 1, 2000 through March 31, 2001, Belco exchanged 950,900 shares of its 6-1/2% convertible preferred stock for 1,691,950 shares of its common stock. The liquidation preference of the preferred stock that was exchanged was $23.8 million.

Cash Flow

     Our principal sources of cash are operating cash flow and bank borrowings. Cash flow from operating activities for the first quarter of 2001 was $17.6 million, slightly below the prior year first quarter when $18.3 million was realized. The decrease is the result of lower production volumes and higher costs.

     Net cash used in investing activities for the first quarter of 2001 and 2000 was $26.7 and $60.1 million, respectively. Investing activities for these periods include oil and gas property additions (exclusive of acquisitions) in the amount of $26.7 million and $19.3 million for 2001 and 2000, respectively. In addition, investing activities generally include property acquisitions and proceeds from the sale of properties or other assets.

     Net cash provided by financing activities for the first quarter of 2001 and 2000 was $7.0 million and $45.2 million, respectively. Net debt increased by $95.3 million related to property acquisitions during 2000. Cash flow from operations and the disposition of assets funded drilling and other operating activities during the current year, including preferred dividends paid.

     Belco's credit facility and the indentures governing its subordinated debt restrict the payment of dividends. As a result of reporting substantial unrealized non-cash mark-to-market losses required by existing accounting rules, dividends on Belco's preferred stock may be limited or prohibited by the restrictions contained in Belco's 10-1/2% bond indenture. Payment of the March 2001 dividend on Belco's preferred stock was permitted. Subsequent dividends will be contingent upon the sale of equity interests or sufficient net income to restore dividend payment capacity under the indenture. Reported first quarter 2001 net income, as defined in the indenture, was not sufficient to restore this dividend payment capacity at this time and the Board of Directors did not declare a preferred dividend at its most recent board meeting and it is unlikely it will do so for the time being.

Capital Expenditures

     Net capital expended by Belco during the first quarter of 2001 totaled $26.7 million.

     We intend to fund our future capital expenditures, commitments and working capital requirements through cash flows from operations, borrowings under the credit facility or other potential financings, including the sale of equity or debt securities. If there are changes in oil and natural gas prices that correspondingly affect cash flows and the borrowing base under the credit facility, we have the discretion and ability to adjust our capital budget. We believe that we will have sufficient capital resources and liquidity to fund our capital expenditures and meet all of our financial obligations through the end of 2001 and beyond.

     Belco's capital expenditure budget for 2001 is $90.0 million, exclusive of potential acquisitions. Approximately 75% of the budget will be dedicated towards development projects and approximately 25% towards exploratory projects. Belco's budget is highly discretionary and capital may be reallocated as necessary in order to pursue attractive opportunities. The budget may also be increased during 2001 if commodity prices remain strong throughout the year. Belco does not specifically budget for acquisition activities due to the uncertainty of potential opportunities.

Commodity Price Risk Management Transactions

     Certain of our commodity price risk management arrangements require Belco to deliver cash collateral or other assurances of performance to the counterparties in the event that Belco's payment obligations with respect to our CPRM transactions exceed certain levels. Two of the inherent risks of a price risk management program are margin requirements and collateralization. Certain transactions may be subject to margin calls under certain conditions including change of ownership control, rating agency activity or default. As of March 31, 2001, Belco's current collateral requirement is $10.0 million in letters of credit. Management believes that our borrowing capacity under its credit facility will allow Belco to be responsive to any additional collateral calls.

     With the primary objective of achieving more predictable revenues and cash flows, Belco has entered into CPRM transactions of various kinds with respect to both oil and natural gas. While the use of certain of these price risk management arrangements limits the downside risk of adverse price movements, it may also limit future revenues from favorable price movements. Belco engages in transactions such as selling options which are marked-to-market at the end of the relevant accounting period. Since the futures market historically has been highly volatile, these fluctuations may cause significant impact on the financial results of any given accounting period. Belco has entered into price risk management transactions with respect to approximately 63% of its gas equivalent estimated production for the year 2001 and substantially lesser portions of its estimated equivalent production thereafter. Belco continues to evaluate whether to enter into additional price risk management transactions for future years. We expect to reduce the current amount of price risk management contracts to largely phase out such transactions that we have in place over the next 12 to 18 months in an effort to limit our future exposure to the mark-to-market accounting rules requiring the immediate recognition of non-cash unrealized gains and losses that cause large unpredictable swings in reported results of operations, related earnings per share and shareholder equity. In addition, Belco may determine from time to time to unwind its then existing price risk management positions as part of its price risk management strategy.

     We expect to incur additional hedge and non-hedge related cash settlement costs through the remainder of calendar year 2001 assuming commodity prices remain at current levels. This cash settlement amount is estimated at approximately $70 million utilizing the March 31, 2001 forward price curve applied to volumes of oil and gas expected to be produced during the nine month period ending December 31, 2001. This estimated amount can increase or decrease if commodity prices rise or decline from the current levels used in developing this estimate. As cash settlements are made on volumes produced, no additional losses are expected to be recorded, unless actual prices increase above estimated future prices used in the March 31, 2001 mark-to-market calculation. Subsequent to March 31, 2001, natural gas futures prices have declined and if such conditions persist, Belco will be required to record additional mark-to-market unrealized gains representing additional reversals of previously reported mark-to-market unrealized losses. No estimate of future mark-to-market unrealized gains or losses are determinable as such amounts are contingent upon commodity prices at the end of each calendar quarter.

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities" which was amended by Financial Accounting Standard No. 138 ("SFAS 138") in June 1999. SFAS 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. It also requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows derivatives gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. We adopted SFAS 133 on January 1, 2001, the effective date as amended by SFAS 138. SFAS 133 has increased volatility of stockholder's equity, reported earnings (losses) and other comprehensive income.

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

     As of March 31, 2001, Belco had substantial derivative financial instruments outstanding and related to its price risk management program. See "Footnote 3" to the consolidated financial statements of Belco "Commodity Price Risk Management Activities and Fair Value of Financial Instruments" for complete details on Belco's oil and gas related transactions in effect as of March 31, 2001. Transactions subsequent to March 31, 2001 were not significant.

     The table below provides information related to Belco's interest rate swaps on long-term debt obligations. For interest rate swaps, the table presents notional amounts (in thousands) by contractual maturity dates and fair market value (in thousands). Notional amounts are used to calculate the contractual payments to be exchanged under the agreements in place. For more information on our interest rate swaps, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources".


                           Expected Maturity Date Fair Value as of March 31,
                       --------------------------------------------------------
                          2001      2002      2003      2004       Thereafter      Total           2001
                          ----      ----      ----      ----       ----------      -----        ----------

Liabilities:
  Bank credit facility       --        --        --   $149,200           --      $149,200       $149,200
  Belco 8.875% Notes         --        --        --         --     $147,000      $147,000(1)    $142,590
  Belco 10.500% Notes        --        --        --         --     $109,000      $109,000(2)    $110,635
Interest Rate Swaps:
  Fixed to Variable    $235,000  $235,000  $235,000   $150,000                                   $(4,939)


--------------

(1)      Notes mature 2007
(2)      Notes mature 2006

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

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

           (a)     Exhibits: None.

(b)      Reports on Form 8-K: Report on Form 8-K dated January 29, 2001.
                              Item 9. Regulation FD Disclosure.

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             BELCO OIL & GAS CORP.,
                                             a Nevada corporation
                                                 (REGISTRANT)



Date              5/15/01                    /s/ ROBERT A. BELFER
          -----------------------            -----------------------
                                             Robert A. Belfer,
                                               Chairman and Chief Executive
                                                 Officer



Date              5/15/01                    /s/ DOMINICK J. GOLIO
          -----------------------            ---------------------
                                             Dominick J. Golio,
                                             Senior Vice President - Finance
                                               and Chief Financial Officer
