Form 10-Q
period 2001-06-30
BELCO OIL & GAS CORP
filed 2001-08-14
CIK 889005

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 --------------

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001


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

                                 --------------


         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _

         As of June 30, 2001, there were 32,957,150 shares of the Registrant's Common Stock, par value $.01 per share, outstanding.

                                      - i -
                                TABLE OF CONTENTS

                                     PART I
                              FINANCIAL INFORMATION

                                                                            Page
Item 1.    Financial Statements:

           Condensed Consolidated Balance Sheets at June 30, 2001
                and December 31, 2000..........................................1

           Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2001 and 2000........................2

           Consolidated Statements of Stockholders' Equity for the six months ended June 30, 2001............................................3

           Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2001 and 2000...................................4

           Notes to Unaudited Condensed Consolidated Financial Statements......5

Item 2.    Management's Discussion and Analysis of Financial Condition and
                Results of Operations.........................................11

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.........18


                                     PART II
                                OTHER INFORMATION

Item 1.    Legal Proceedings..................................................19

Item 2.    Changes in Securities..............................................19

Item 3.    Defaults Upon Senior Securities....................................19

Item 4.    Submission of Matters to a Vote of Security-Holders................19

Item 5.    Other Information..................................................19

Item 6.    Exhibits and Reports on 8-K........................................19

           Signatures.........................................................20

                                        2
                         PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
                              BELCO OIL & GAS CORP.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 (in thousands, except share and per share data)


                                                     June 30, 2001     December 31, 2000
                                                     -------------     -----------------

                                        ASSETS                 (Unaudited)
CURRENT ASSETS:
      Cash and cash equivalents.....................      $1,587              $  2,666
      Accounts receivable...........................      26,761                43,192
      Assets from commodity price risk
        management activities.......................       6,557                15,721
      Prepaid expenses..............................       1,547                 4,372
      Other current assets..........................       2,303                 1,911
                                                          ------                ------
           Total current assets ....................      38,755                67,862
                                                                                           ------                ------
PROPERTY AND EQUIPMENT:
  Oil and gas properties at cost based on full
        cost accounting --
      Proved oil and gas properties.................   1,240,050             1,185,686
      Unproved oil and gas properties...............      75,146                68,979
      Less -- Accumulated depreciation,
        depletion and amortization..................    (703,143)             (674,735)
                                                        ---------             ---------
           Net oil and gas property.................     612,053               579,930
                                                         --------              --------
      Building and other equipment..................       9,305                 9,159
      Less -- Accumulated depreciation..............      (4,692)               (3,914)
                                                          -------               -------
           Net building and other equipment.........       4,613                 5,245
                                                          -------               -------
OTHER ASSETS........................................       6,493                 4,337
                                                          -------               -------
           Total assets.............................    $661,914              $657,374
                                                         ========              ========

                                LIABILITIES AND EQUITY
CURRENT LIABILITIES:
      Accounts payable..............................     $29,088               $25,443
      Liabilities from commodity price risk
        management activities.......................      43,809               124,981
      Accrued interest..............................       7,537                 7,695
      Accrued expenses..............................          --                 8,926
      Other liabilities.............................       9,906                 2,546
                                                          -------             ---------
           Total current liabilities................      90,340               169,591
                                                          ------               -------
LONG-TERM DEBT......................................     409,656               402,033
DEFERRED INCOME TAXES...............................      33,643                 7,933
LIABILITIES FROM COMMODITY PRICE RISK
  MANAGEMENT ACTIVITIES.............................      21,210                17,417
STOCKHOLDERS' EQUITY:
      6-1/2% Convertible Preferred stock, $.01
       par value; 10,000,000 shares authorized;
       2,930,000 and 3,273,600 issued and out-
       standing at June 30, 2001 and
       December 31, 2000, respectively..............          29                    33
      Common stock ($.01 par value, 120,000,000
       shares authorized; 32,957,150 and
       32,342,315 shares issued and outstanding
       at June 30, 2001 and December 31, 2000,
       respectively)................................         330                   323
      Additional paid-in capital....................     292,719               292,635
      Other comprehensive income (loss).............      (9,540)                   --
      Retained earnings (deficit)...................    (174,930)             (230,902)
      Unearned compensation.........................        (790)                 (936)
      Notes receivable for equity interest..........        (753)                 (753)
                                                        ---------            ----------
           Total stockholders' equity...............     107,065                60,400
                                                        ---------            ----------
           Total liabilities and stockholders'
             equity.................................    $661,914              $657,374
                                                        ========              ========



     The accompanying notes are an integral part of these condensed financial statements.

                              BELCO OIL & GAS CORP.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (Unaudited)


                                                                           Three Months Ended         Six Months Ended
                                                                                June 30,                  June 30,
                                                                           ------------------         ----------------
                                                                           2001         2000          2001         2000
                                                                           ----         ----          ----         ----

REVENUES:
   Oil and gas sales, net of hedging activities                            $54,548      $52,468     $127,778      $97,842
   Non-hedge commodity price risk management activities
    cash settlements (a)                                                   (15,726)      (7,530)     (47,685)     (12,995)
   Interest and other                                                           21          250          145          500
                                                                         ---------    ---------    ---------   ----------
      Net revenues                                                          38,843       45,188       80,238       85,347

COSTS AND EXPENSES:
   Oil and gas operating expenses                                           10,021        8,272       19,079       15,201
   Production taxes                                                          4,943        3,916       10,881        7,522
   Depreciation, depletion and amortization                                 14,484       14,389       29,192       28,166
   General and administrative                                                1,865        1,607        3,565        3,145
   Interest expense                                                          7,581        7,475       14,571       13,602
   Non-cash change in fair value of derivatives                            (45,075)      43,785      (91,836)      65,963
                                                                           --------      ------      --------      ------
      Total costs and expenses                                              (6,181)      79,444      (14,548)     133,599
                                                                         ----------      ------      --------     -------

INCOME (LOSS) BEFORE INCOME TAXES                                           45,024      (34,256)      94,786      (48,252)

PROVISION (BENEFIT) FOR INCOME TAXES                                        15,759      (11,989)      33,175      (16,888)
                                                                           -------     ---------      ------      --------

NET INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF
  CHANGE IN ACCOUNTING PRINCIPLE                                            29,265      (22,267)      61,611      (31,364)

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
   PRINCIPLE - NET                                                              --           --       (4,324)          --
                                                                           -------      -------       -------     -------

NET INCOME (LOSS)                                                           29,265      (22,267)      57,287      (31,364)

PREFERRED STOCK DIVIDENDS (b)                                                1,270        1,541        2,585        3,152
                                                                          --------     --------     --------    ---------

NET INCOME (LOSS) AVAILABLE TO COMMON STOCK                                $27,995     $(23,808)     $54,702     $(34,516)
                                                                           =======     =========     =======     =========

PER SHARE DATA:
Basic:
  - Net income (loss) before cumulative change in accounting principle      $0.85        $(0.76)       $1.80       $(1.11)
                                                                            =====        =======       =====       =======
  - Net income (loss)                                                       $0.85        $(0.76)       $1.67       $(1.11)
                                                                            =====        =======       =====       =======
Diluted:
  - Net income (loss) before cumulative change in accounting principle      $0.80        $(0.76)       $1.70       $(1.11)
                                                                            =====        =======       =====       =======
  - Net income (loss)                                                       $0.80        $(0.76)       $1.58       $(1.11)
                                                                            =====        =======       =====       =======

AVERAGE NUMBER OF COMMON SHARES USED IN COMPUTATION:
- Basic                                                                     32,924       31,300       32,721       31,200
                                                                            ======       ======       ======       ======
- Diluted                                                                   36,453       31,300       36,302       31,200


                                                                            ======       ======       ======       ======

-----------------------------
(a)   Includes cash premiums received and settlements.
(b) Cumulative preferred stock dividends in the amount of $1.3 million for the three months ended June 30, 2001 were neither declared nor paid.


     The accompanying notes are an integral part of these condensed financial statements.

                                        3
                     BELCO OIL & GAS CORP. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (in thousands)
                                   (unaudited)






                                  Preferred Stock       Common Stock        Additional
                                -------------------- -------------------     Paid-In
                                  Shares    Amount     Shares   Amount       Capital
                                  ------    ------     ------   ------    -------------



BALANCE, December 31, 2000.....    3,274  $    33      32,342   $   323     $292,635

Exchanges of Preferred Stock to
  Common Stock.................     (344)      (4)        602         7           (3)
Exercise of Stock Options......       --       --           7        --           36
Restricted Stock Issued........       --       --           6        --           51
Restricted Stock Amortized.....       --       --          --        --           --
Cumulative change in accounting
  principle....................       --       --          --        --           --
Comprehensive Income:
Net Income.....................       --       --          --        --           --

  Unrealized hedge gains (losses)              --          --        --           --

  Total other comprehensive income    --       --          --        --           --

       Comprehensive Income....       --       --          --        --           --

Preferred Dividend Paid........       --       --          --        --           --
                                -------- --------      ------   -------     --------

BALANCE, June 30, 2001.........    2,930  $    29      32,957   $   330     $292,719
                                   =====  =======      ======   =======     ========




                                                        Retained
                                          Unearned      Earnings     Comprehensive
                                        Compensation    (Deficit)    Income (Loss)
                                        ------------   -----------  ----------------



BALANCE, December 31, 2000.....             $(936)      $(230,902)   $       --

Exchanges of Preferred Stock to
  Common Stock.................                --              --            --
Exercise of Stock Options......                --              --            --
Restricted Stock Issued........               (51)             --            --
Restricted Stock Amortized.....               197              --            --
Cumulative change in accounting
  principle....................                --              --            --
Comprehensive Income:
Net Income.....................                --          57,287        57,287
                                                                         ------
  Unrealized hedge gains (losses)              --              --            --
  Total other comprehensive income             --              --        13,972
                                                                      ---------
       Comprehensive Income....                --              --       $71,259
                                                                        =======
Preferred Dividend Paid........                --          (1,315)
                                           -------      ----------

BALANCE, June 30, 2001.........             $(790)      $(174,930)
                                            ======      ==========




                                          Accumulated        Notes
                                             Other        Receivable
                                         Comprehensive    for Equity
                                             Income         Interest   Total
                                     ------------------------------------------



BALANCE, December 31, 2000.....          $       --      $    (753)   $60,400

Exchanges of Preferred Stock to
  Common Stock.................                  --             --         --
Exercise of Stock Options......                  --             --         36
Restricted Stock Issued........                  --             --         --
Restricted Stock Amortized.....                  --             --        197
Cumulative change in accounting
  principle....................             (23,512)            --    (23,512)
Comprehensive Income:
Net Income.....................                  --             --     57,287

  Unrealized hedge gains (losses)            13,972         13,972         --
                                          ---------         ------     ------
  Total other comprehensive income               --             --         --

       Comprehensive Income....                  --             --         --

Preferred Dividend Paid........                  --             --     (1,315)
                                          ---------     ----------   ---------

BALANCE, June 30, 2001.........            $ (9,540)     $    (753)  $107,065
                                           =========     ==========  ========


     The accompanying notes are an integral part of these condensed financial statements.

                                     - 12 -
                              BELCO OIL & GAS CORP.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (Unaudited)


                                                                                                     Six Months Ended
                                                                                                         June 30,
                                                                                                     -----------------
                                                                                                      2001        2000
                                                                                                      ----        ----

CASH FLOWS FROM OPERATING ACTIVITIES:

         Net income (loss)......................................................................    $57,287     ($31,364)
         Adjustments to reconcile net income (loss) to net operating cash inflows --
                  Depreciation, depletion and amortization......................................     29,192       28,166
                  Deferred tax expense (benefit)................................................     33,175      (16,888)
                  Commodity price risk management activities....................................     (8,420)      15,081
                  Other.........................................................................        134          312
                  Cumulative change in accounting principle, net of tax.........................      4,324           --
                  Changes in operating assets and liabilities --
                    Commodity price risk management.............................................    (83,416)      50,882
                    Accounts receivable, oil and gas............................................     16,371         (233)
                    Commodity Price Risk Management related funds on deposit....................         --       (6,350)
                    Other current assets........................................................      2,240       (2,934)
                    Accounts payable and accrued liabilities....................................      1,921        7,833
                                                                                                     ------      -------
                           Net operating cash inflows...........................................     52,808       44,505

CASH FLOWS FROM INVESTING ACTIVITIES:

         Exploration and development expenditures...............................................    (60,008)     (46,765)
         Purchases of oil and gas properties....................................................       (803)     (68,699)
         Proceeds from sale of oil and gas properties...........................................        279        1,017
         Proceeds from sale of securities.......................................................        289           --
         Proceeds from sale of other assets.....................................................         27           --
         Other property additions...............................................................       (187)        (298)
         Changes in other assets................................................................       (294)          69
                                                                                                  ----------     -------
Net investing cash outflows.....................................................................    (60,697)    (114,676)

CASH FLOWS FROM FINANCING ACTIVITIES:

         Proceeds from stock option exercise....................................................         36           --
         Repurchase of bonds....................................................................         --       (2,850)
         Repurchases of preferred stock.........................................................         --         (302)
         Long-term borrowings...................................................................    112,800      188,200
         Long-term debt repayments..............................................................   (104,800)    (110,700)
         Preferred dividend paid................................................................     (1,315)      (3,152)
         Other..................................................................................         89            1
                                                                                                   --------   ----------
                           Net financing cash inflows...........................................      6,810       71,197

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS................................................     (1,079)       1,026
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD................................................      2,666        2,105
                                                                                                     ------        -----
CASH AND CASH EQUIVALENTS AT END OF PERIOD......................................................    $ 1,587       $3,131
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

     The tables and related notes set forth in this footnote and summarized below provide details about the volumes and prices of all open Belco CPRM commitments, hedge and non-hedge, as of June 30, 2001. Since most of the contracts covering a substantial portion of the committed volumes were entered into in 1997 and early 1998 when commodity prices were substantially below current commodity price levels, it is not possible to estimate future average prices to be realized given the broad ranges covering both volumes and prices committed at different points in time. A summary of committed volumes and prices by year (last six months for 2001), assuming the NYMEX forward curve reference prices for oil and gas as of June 30, 2001 is as follows: Average Volume Realized Year Per Day Price Oil - Barrels per day 2001(last 6 mos.) 6,000 $20.24 2002 5,400 $20.84 2003 2,100 $19.93


                                                                                                  Average
                                                                        Volume                   Realized
                                               Year                     Per Day                    Price
                                               ----                     -------

             Gas - MMBtu per day               2001 (last 6 mos.)       58,000                     $1.70
                                               2002                     32,000                     $2.91
                                               2003                      3,700                     $3.69



     For the three months ended June 30, 2001, we recorded, as required by existing accounting rules, non-hedge commodity price risk management cash settlements paid out by us in the amount of $15.7 million and $45.1 million in unrealized non-cash mark-to-market gains. This compares to $7.5 million in cash settlements paid by us and $43.8 million in unrealized non-cash mark-to-market losses reported for the 2000 comparable period.

     At June 30, 2001, Belco's consolidated balance sheet reflects $56.2 million in potential price risk management net liabilities consisting of $49.1 million related to commodities and $7.1 million related to interest rate swaps. The full potential net liabilities may or may not be realized as they are dependent on future commodity price and interest rate behavior.

     The following table and notes thereto cover Belco's pricing and notional volumes on open natural gas and oil commodity hedges as of June 30, 2001:


                                                                                      Production Periods
                                                                          --------------------------------------------
                                                                              Remainder
                                                                               Of 2001           2002           2003
                                                                            -------------     -----------     --------

Gas --
  Price swaps sold - receive fixed price (thousand MMBtu)(1)...........              --              --        1,363
     Average price, per MMBtu..........................................              --              --        $3.69
  Price swaps bought - pay fixed price (thousand MMBtu)(1).............         (4,140)           (460)           --
     Average price, per MMBtu..........................................           $4.46            4.47           --
                                                                            -----------       ---------    ---------
       Sub-total - net swap volume (thousand MMBtu)....................         (4,140)           (460)        1,363
                                                                            -----------       ---------    ---------
  Collars sold (thousand MMBtu)(2)                                                4,600           5,925        3,650
     Average floor price, per MMBtu....................................           $1.91           $2.73        $2.85
     Average ceiling price, per MMBtu..................................           $2.85           $3.74        $4.91
  Puts bought (thousand MMBtu)(3)......................................              --           3,650           --
     Average price per MMBtu...........................................              --            3.13           --
  Calls bought (thousand MMBtu)(3).....................................           (460)              --           --
     Average price per MMBtu...........................................            6.00              --           --

Oil --
  Price swaps sold - receive fixed price (MBbls)(1)....................             525             840          480
     Average price, per Bbl............................................          $19.81          $20.29       $20.60
  Price swaps bought - pay fixed price (MBbls)(1)......................              --              --           --
     Average price, per Bbl............................................              --              --           --
                                                                            -----------       ---------    ---------
       Sub-total - net swap volumes....................................             525             840          480
                                                                            -----------       ---------    ---------
  Collars sold (MBbls)(2)..............................................             120             300           90
     Average floor price, per Bbl......................................          $18.75          $19.60       $21.00
     Average ceiling price per Bbl.....................................          $22.68          $25.10       $24.63


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

Non-Hedging Transactions

     We use the mark-to-market method of accounting for instruments that do not qualify for hedge accounting treatment. The second quarter 2001 results of operations included an aggregate non-cash pre-tax gain of $45.1 million related to these activities resulting from the net change in value of Belco's mark-to-market portfolio of non-hedge price risk management activities.

     The following table and notes thereto cover Belco's pricing and notional volumes on open natural gas and oil financial instruments at June 30, 2001, that do not qualify for hedge accounting:



                                                                                           Production Periods
                                                                              -------------------------------------------
                                                                                 Remainder
                                                                                  of 2001         2002           2003
                                                                              --------------   ----------     -----------

GAS (1) --
Price Swaps Sold-- receive fixed price (thousand MMBtu)(3)..................      10,580               -
     Average price, per MMBtu...............................................       $2.55               -            -
Price Swaps Bought - pay fixed price (thousand MMBtu)(3)....................       (690)               -            -
    Average price, per MMBtu................................................       $4.15               -            -
                                                                                  ------       ---------       ------
       Sub-total net swap volume (thousand MMBtu)...........................       9,890               -            -
                                                                                   -----          ------       ------
Puts Sold (thousand MMBtu)(2)...............................................      (1,380)              -            -
     Average price, per MMBtu...............................................       $4.34               -            -
Extension Swaps Sold - receive fixed price (thousand MMBtu).................              -        3,650            -
    Average price, per MMBtu................................................           -           $2.65            -
Calls sold (thousand MMBtu)(2)..............................................       1,702           4,380            -
     Average price, per MMBtu...............................................       $3.30           $2.95            -

OIL --
Price Swaps Sold-- receive fixed price (MBbls) (3)..........................          60               -            -
     Average price, per Bbl.................................................      $17.25               -            -
Calls Sold (MBbls)(2).......................................................         330             720            -
     Average price, per Bbl.................................................      $20.55          $22.00            -
Puts Sold (MBbls)(2)........................................................        (90)               -            -
     Average price, per Bbl.................................................      $16.00               -            -
Extension Swaps Sold, receive fixed price (MBbls) (3).......................           -             300          300
     Average price, per Bbl.................................................           -          $18.86       $18.86
Extension Collars Sold (4)..................................................          60               -            -
    Averge floor price......................................................      $17.50               -            -
    Average ceiling price...................................................      $20.35               -            -


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

Note 4 - Capital Stock:

     From January 1, 2000 through June 30, 2001, we exchanged 1,034,600 shares of our 6-1/2% convertible preferred stock for 1,844,010 shares of our common stock. The preferred shares that were exchanged had a liquidation preference value of $25.9 million.

     As previously reported, Belco's credit facility and the indentures governing its subordinated debt restrict the payment of dividends. As a result of recording substantial unrealized non-cash mark-to-market losses in prior periods as required by existing accounting rules, dividends on Belco's preferred stock may be limited or prohibited by the restriction contained in Belco's 10-1/2% bond indenture. Payment of the June 2001 dividend on Belco's preferred stock was not permitted. The declaration and payment of subsequent dividends will be contingent upon the sale of equity interests or sufficient net income to restore dividend payment capacity under the indenture. Reported second quarter and first six months of 2001 net income, as defined in the 10-1/2% bond indenture, was sufficient to restore this dividend payment capacity. The Board of Directors declared a preferred dividend at a special board meeting held on August 10, 2001.

Net Income (Loss) Per Common Share

     A reconciliation of the components of basic and diluted net income (loss) per common share for the three months ended June 30, 2001 and 2000 is presented in the table below (in thousands, except per share amounts):




                                                                       Three Months Ended            Six Months Ended
                                                                            June 30,                     June 30,
                                                                     -----------------------       ---------------------
                                                                       2001         2000             2001         2000
                                                                       ----         ----             ----         ----

Basic net income (loss) per share:
  Net income (loss) before cumulative effect of
    change in accounting principle                                    $29,265     ($22,267)         $61,611     ($31,364)
  Cumulative change in accounting principle - net                          --           --           (4,324)          --
                                                                     ---------    ---------         --------    ---------
  Net income (loss)                                                    29,265      (22,267)          57,287      (31,364)
  Less:  Preferred stock dividends (1)                                 (1,270)      (1,541)          (2,585)      (3,152)
                                                                      --------     --------        ---------    ---------
  Income (loss) attributable to common shareholders                   $27,995     ($23,808)         $54,702     ($34,516)
                                                                      =======     =========         =======     =========

     Weighted average shares of common stock outstanding               32,924       31,300           32,721       31,200
                                                                       ======       ======           ======       ======

     Basic net income (loss) per share before cumulative
       effect of change in accounting principle                      $   0.85    $   (0.76)        $   1.80      ($1.11)
                                                                     ========    ==========        ========      =======
     Basic net income (loss) per share                               $   0.85    $   (0.76)        $   1.67      ($1.11)
                                                                     ========    ==========        ========      =======
Diluted net income (loss) per share:
  Net income (loss) before cumulative effect of change in
    accounting principle                                              $29,265     ($22,266)         $61,611     ($31,364)
  Cumulative change in accounting principle                                --           --           (4,324)          --
                                                                  ------------------------          -------- -----------
  Net income (loss)                                                    29,265      (22,266)          57,287      (31,364)
  Less:  Preferred stock dividends (2)                                  1,270       (1,541)          (2,585)      (3,152)
                                                                      -------     ---------         --------     --------
  Income (loss) attributable to common shareholders                   $27,995     ($23,807)         $54,702     ($34,516)
                                                                      =======     =========         =======     =========

     Diluted weighted average shares of common stock
      outstanding                                                      36,453       31,300           36,302       31,200
                                                                       ======       ======           ======       ======

     Diluted net income (loss) per share before
       cumulative effect of change in accounting principle              $0.80       $(0.76)           $1.70      ($1.11)
                                                                        =====       =======           =====      =======
     Diluted net income (loss) per share                                $0.80       $(0.76)           $1.58      ($1.11)
                                                                        =====       =======           =====      =======


  Weighted average sales of common stock outstanding                   32,924       31,300           32,721       31,200
  Effect of dilutive securities:
        Stock options (3)                                                 220           --              272           --
        Preferred stock (3)                                             3,309           --            3,309           --
                                                                      -------   ----------        ---------  -----------
  Diluted weighted average shares of common stock
    outstanding                                                        36,453       31,300           36,302       31,200


                                                                       ======       ======           ======       ======

-------------

     (1) Cumulative preferred stock dividends in the amount of $1.3 million for the three months ended June 30, 2001 were neither declared nor paid.

     (2)  Amounts  are not  included  in the  computation  of diluted net income
(loss) per share for 2001, because to do so would have been antidilutive.

     (3)  Amounts  are not  included  in the  computation  of diluted net income
(loss) per share for 2000, because to do so would have been antidilutive.

Note 5 -     Long Term Debt:
             --------------

     Long term debt consists of the following at June 30, 2001 and December 31, 2000 (in thousands):



                                                                                 June 30, 2001       December 31, 2000
                                                                                 -------------       -----------------

Revolving credit facility due 2004............................................       $149,000               $141,000
8-7/8% Senior Subordinated Notes due 2007 ....................................        147,000                147,000
10-1/2% Senior Subordinated Notes due 2006, including
   premium totaling approximately $4.7 and $5.0 million
   for 2001 and 2000, respectively............................................        113,656                114,033
                                                                                      -------                -------
          Total Debt .........................................................        409,656                402,033
Less: Current maturities......................................................             --                     --
                                                                                 ------------          -------------
Long term debt................................................................       $409,656               $402,033
                                                                                     ========               ========


     As of June 30, 2001, Belco's effective interest rate on the outstanding balance of $149.0 million on its line of credit was approximately 6.0% per annum.

     There were no outstanding letters of credit at June 30, 2001.

     Total cash interest expense paid for the six months ended June 30, 2001 was approximately $17.6 million. Interest capitalized during the first six months of 2001 was $3.6 million.

Note 6 -     New Accounting Pronouncement
             ----------------------------

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities" which was amended by Financial Accounting Standards No. 138 ("SFAS 138") in June 1999. SFAS 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. It also requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows derivatives gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. We adopted SFAS 133 on January 1, 2001, the effective date as amended by SFAS 138. SFAS 133 will increase volatility of stockholder's equity, reporting earnings (losses) and other comprehensive income. The impact of compliance with SFAS 133 on the financial statements was that we recorded an additional $17.5 million in current assets, $2.0 million in non-current assets, $43.0 million in current liabilities and $12.7 million in non-current liabilities related to Belco's existing oil and gas hedges based on the forward price curve in effect at December 31, 2000. These contracts qualified for hedge accounting treatment under SFAS 133. The total potential net liability of $36.2 million ($23.5 million net of tax) related to qualifying hedge instruments was charged to Other Comprehensive Income and appears in the equity section of the balance sheet. After adoption, Belco was required to recognize any hedge ineffectiveness in the income statement which resulted in a charge of $355,000 for the six months ended June 30, 2001. In addition, Belco has three interest rate swaps that were affected by SFAS 133. These swaps did not qualify for hedge accounting and as a result, Belco recorded an additional $6.6 million ($4.3 million net of tax) in non-current liabilities with the offsetting charge to the income statement.

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

     On June 8, 2001, the Company entered into an agreement and plan of merger with Westport Resources Corporation ("Westport"). The merger of Westport into Belco will be accounted for as a purchase transaction for financial accounting purposes. Since Westport stockholders will own a majority of the combined entity's common stock, the merger will be accounted for as a reverse acquisition in which Westport is the purchaser of Belco. In the merger Belco stockholders will receive 0.4125 of a share of new Belco common stock for each share of current Belco common stock they own. Upon consummation of the merger, new Belco will change its name to Westport Resources Corporation. The outstanding shares of Belco preferred stock will remain outstanding and the existing conversion ratio will be adjusted so that holders will receive 0.465795 of a share of common stock upon conversion. (See Form S-4 Registration No. 333-40422 filed with the SEC on July 24, 2001 as Belco as the name of the registrant). A special meeting of shareholders of both companies to vote on the transaction is scheduled for August 21, 2001.

     Our operations are currently focused in the Rocky Mountains, primarily in the Green River (which includes the Moxa Arch Trend), Wind River and Big Horn Basins of Wyoming, the Permian Basin in west Texas, the Mid-Continent region in Oklahoma and north Texas, and the Gulf Coast, primarily in Texas. These areas accounted for approximately 99% of our proved reserves at December 31, 2000. Our reserve base was 726 Bcfe at December 31, 2000 with a reserve life index of 11.3 years, based on 2000 production. During the calendar year 2000, we acquired approximately 104 Bcfe of proved reserves for approximately $79.5 million. In connection with the proposed Westport merger, Belco updated its reserve forecast as of June 30, 2001. As of June 30, 2001 Belco reported 637 Bcfe of proved reserves compared to 726 Bcfe as of December 31, 2000. During the first half of calendar year 2001 the Company produced approximately 30 Bcfe and had negative revisions primarily due to the substantial decline in natural gas prices (from $9.53 (NYMEX) at December 31, 2001 to $3.22 (NYMEX) at June 30, 2001) applied to future production in compliance with SEC guidelines.

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

     We utilize commodity swaps and options and other commodity price risk management transactions related to a portion of our oil and natural gas production to achieve a more predictable cash flow, and to reduce our exposure to price fluctuations. We account for these transactions in compliance with current generally accepted accounting principles as hedging activities or use mark-to-market accounting for those contracts that do not qualify for hedge accounting. As of June 30, 2001, we had various natural gas and oil price risk management contracts in place with respect to portions of our estimated production for years 2001, 2002 and 2003. We expect to reduce the current amount of price risk management contracts to largely phase out such transactions that we have in place over the next 12 to 24 months in an effort to limit our future exposure to the mark-to-market accounting rules requiring the immediate recognition of non-cash unrealized gains and losses that cause large unpredictable swings in reported results of operations, related earnings per share and shareholder equity.

     The following table sets forth certain operations data for the periods presented:



                                                                     Three Months Ended           Six Months Ended
                                                                             June 30,                  June 30,
                                                                     ------------------------    ---------------------
                                                                       2001           2000         2001         2000
                                                                       ----           ----         ----         ----


Oil and gas sales, net of hedging activities (in 000's)               $54,548        $52,468     $127,778     $97,842
Weighted average sales prices:
   Oil (per Bbl)
     - Unhedged                                                        $26.33         $27.57        $26.90      $27.70
     - Hedge settlements                                                (3.32)         (2.89)        (4.22)      (2.68)
                                                                     ---------      ---------     ---------   ---------
           Net realized                                                $23.01         $24.68        $22.68      $25.02
   Gas (per Mcf)
     - Unhedged                                                         $4.17          $3.13         $5.43       $2.65
     - Hedge settlements                                                (0.57)         (0.63)        (0.83)      (0.39)
                                                                       -------        -------      --------    --------
           Net realized                                                 $3.60          $2.50         $4.60       $2.26
Net production data:
   Oil (MBbl)                                                             951           1,047        1,878       2,014
   Gas (MMcf)                                                           9,072          10,645       18,518      21,051
   Gas equivalent (MMcfe)                                              14,778          16,928       29,786      33,136
   Daily production (Mmcfe)                                               162             186          165         182
Operations data per Mcfe:
   Oil and gas sales revenues (unhedged)                                $4.25          $3.67         $5.07       $3.36
   Hedge and non-hedge cash settlements                                 (1.63)         (1.02)        (2.38)      (0.80)
   Oil and gas operating expenses                                       (0.68)         (0.49)        (0.64)      (0.46)
   Production taxes                                                     (0.33)         (0.23)        (0.37)      (0.23)
   General and administrative                                           (0.13)         (0.09)        (0.12)      (0.09)
   Depreciation, depletion and amortization                             (0.98)         (0.85)        (0.98)      (0.85)
                                                                        ------         ------        ------      ------
   Pre-tax operating profit (1)                                         $0.50          $0.99         $0.58       $0.93
                                                                        =====          =====         =====       =====
   Cash flow                                                            $1.48          $1.84         $1.56       $1.78
                                                                        =====          =====         =====       =====

-----------------

(1) Excludes non-cash mark-to-market commodity price risk management activities, interest income and interest expense.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2001 Compared to June 30, 2000

Revenues

    Oil and gas sales revenues for the second quarter of 2001, net of hedging activities, increased by $2.1 million, or 4% to $54.5 million when compared to the prior year second quarter, primarily the result of substantially higher natural gas prices. Average Mcf price realizations, net of hedging activities, increased by 44% when compared to last year's second quarter price realizations, while crude oil price realizations per barrel declined by 7%. Lower crude oil and natural gas production in the current year quarter is due in part to the absence of North Texas properties which were sold during the third quarter of 2000 and also due to delays we experienced in obtaining oilfield services necessary to drill new wells.

     Commodity Price Risk Management ("CPRM") cash activities, including hedge and non-hedge transactions, for the second quarter 2001 resulted in net reported revenue reductions of $24.0 million in actual cash settlements paid compared to $17.2 million in cash settlements paid in the prior year second quarter. In addition, we reported a $45.1 million non-cash mark-to-market unrealized gain related to CPRM activities largely representing the partial reversal of unrealized non-cash mark-to-market losses reported in prior periods as required by existing accounting rules. In the prior year second quarter, a $43.8 million non-cash mark-to-market unrealized loss was reported.

Costs and Expenses

     Production  and  operating  expenses  increased  by  21% to  $10.0  million compared to $8.3 million reported in the prior year comparable quarter. This increase is identified with the addition of new wells, both acquired and drilled, since the second quarter of 2000 and general increases experienced in virtually all categories of expense, including utilities, labor, supplies and other services. On an equivalent unit basis, lifting costs were $0.68 per Mcfe for the second quarter 2001 compared to $0.49 per Mcfe in the second quarter of 2000. In addition, production taxes were $0.33 and $0.23 per Mcfe for the second quarter of 2001 and 2000, respectively, with the increase related to substantially higher natural gas prices.

     Depreciation, depletion and amortization ("DD&A"), for the quarter ended June 30, 2001 increased by 1% to $14.5 million compared to the $14.4 million recorded in the prior year comparable period due to an increase in the unit DD&A rate per Mcfe from $0.85 in 2000 to $0.98 in 2001, partially offset by lower equivalent production volume.

     General and administrative expense ("G&A") costs increased by 16% in the second quarter of 2001 to $1.8 million compared to $1.6 million incurred in the second quarter of 2000. The increase was primarily the result of higher salaries and wages expense, including benefits.

     Interest expense is incurred on $147.0 million of 8-7/8% Senior Subordinated Notes due in 2007, $109.0 million of 10-1/2% Senior Subordinated Notes due in 2006 and revolving credit bank debt incurred to fund various activities. Interest expense for the second quarter of 2001 increased by $0.1 million to $7.6 million, a 1% increase over the prior year comparable period. The increase is due to higher average interest rates charged and additional borrowings outstanding under the credit facility related largely to property acquisitions. The higher interest costs are partially offset by amounts capitalized during the current year quarter. The total amount of interest capitalized during the second quarter of 2001 was $2.0 million compared to $1.2 million capitalized in the prior year second quarter.

Income (Loss) Before Income Taxes

     Our reported pre-tax income for the second quarter of 2001 was $45.0 million. This compares to a pre-tax loss of $34.3 million reported for the second quarter of 2000. The substantial increase over the prior year second quarter is largely the result of recording non-cash mark-to-market unrealized CPRM gains as required by current accounting rules. In the prior year second quarter, Belco was required to report non-cash mark-to-market unrealized CPRM losses.

Income Taxes

     For the second quarter of 2001, income tax expense of $15.7 million was recorded while income tax benefits in the amount of $12.0 million were recorded in the prior year comparable period.

Six Months Ended June 30, 2001 Compared to June 30, 2000

Revenues

     For the first six months of 2001, oil and gas sales revenues, net of hedging activities, increased by $29.9 million, or 31% to $127.8 million when compared to the prior year comparable period. This increase is the result of substantially higher natural gas prices offset partially by lower production. Average Mcf price realizations increased by 104% in the first half of 2001 compared to last year's first half. Lower crude oil and natural gas production in the first six months of 2001 is due in part to the absence of North Texas properties which were sold in the third quarter of 2000. Natural gas production represented approximately 62% of total company production on an Mcfe basis compared to 64% reported in the first six months of 2000.

     Commodity Price Risk Management ("CPRM") cash activities, including hedge and non-hedge transactions, for the six months ending June 30, 2001 resulted in net reported revenue reductions of $71.0 million representing actual cash settlements paid compared to $26.6 million in cash settlements paid in the prior year comparable period. In addition, we reported a $91.8 million non-cash mark-to-market unrealized gain related to CPRM activities due to the partial reversal of unrealized non-cash mark-to-market losses reported in prior periods as required by existing accounting rules. In the prior year first half, a $66.0 million non-cash mark-to-market unrealized loss was reported.

Costs and Expenses

     Production and operating expenses increased by 26% to $19.1 million compared to $15.2 million reported in the prior year comparable period. This increase is identified with the addition of new wells, both acquired and drilled, since the first half of 2000 and general increases experienced in all categories of expense. On an equivalent unit basis, lifting costs were $0.64 per Mcfe for the first half of 2001 compared to $0.46 per Mcfe in the first half of 2000. In addition, production taxes were $0.37 and $0.23 per Mcfe for the first half of 2001 and 2000, respectively, with the increase related to substantially higher natural gas prices.

     Depreciation, depletion and amortization ("DD&A"), for the six months ended June 30, 2001 increased by 4% to $29.2 million compared to the $28.2 million recorded in the prior year comparable period due to an increase in the unit DD&A rate per Mcfe from $0.85 in 2000 to $0.98 in 2001, partially offset by lower equivalent production volume.

     General and administrative expenses ("G&A") increased by 13% in the first half of 2001 to $3.6 million compared to $3.1 million incurred in the first half of 2000. The increase was primarily the result of higher salaries and wages expense, including related benefits.

     Interest expense is incurred on $147.0 million of 8-7/8% Senior Subordinated Notes due in 2007, $109.0 million of 10-1/2% Senior Subordinated Notes due in 2006 and revolving credit bank debt incurred to fund various activities. Interest expense for the first half of 2001 increased by 7% to $14.6 million when compared to the prior year comparable period. The increase is due to higher average interest rates charged and additional borrowings outstanding under the credit facility. The higher interest costs are partially offset by amounts capitalized during the current period. The total amount of interest capitalized during the first half of 2001 was $3.6 million compared to $2.4 million capitalized in the prior year first half.

Income (Loss) Before Income Taxes

     Our reported pre-tax income for the first half of 2001 was $94.8 million. This compares to a pre-tax loss of $48.3 million reported for the first half of 2000. The substantial increase over the prior year period is largely the result of recording non-cash mark-to-market unrealized CPRM gains as required by current accounting rules. In the prior year first half, Belco was required to report non-cash mark-to-market unrealized CPRM losses.

Income Taxes

     For the first half of 2001, income tax expense of $33.2 million was recorded while income tax benefits in the amount of $16.9 million were recorded in the prior year comparable period.

LIQUIDITY AND CAPITAL RESOURCES

General

     In September 1997, we entered into a five-year $150 million Credit Agreement dated September 23, 1997 with The Chase Manhattan Bank, N.A., as administrative agent and other lending institutions. In June 2000, the credit facility was amended and restated and now provides for an aggregate principal amount of revolving loans of up to the lesser of $250 million or a defined borrowing base in effect from time to time, includes a sub-facility for letters of credit and expires in January 2004. The borrowing base at June 30, 2001 was $200 million with $149.0 million advanced at that date. There were no letters of credit outstanding in connection with CPRM activities due to the substantial decline in commodity prices during the six months ending June 30, 2001. The borrowing base is redetermined by the agent and the participating banks semi-annually based upon their usual and customary oil and gas lending criteria as such exist from time to time. In addition, we may request two additional redeterminations and the banks may request one additional redetermination per year. Our indebtedness under the credit facility is secured by a pledge of the capital stock of each of our material subsidiaries.

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

     We entered into interest rate swap agreements converting two long-term debt fixed rate obligations to floating rate obligations as follows:


               Agreement          Transaction            Fixed         Floating              Floating Rate
                Amount               Date                Rate            Rate               Expiration Date
           -------------------------------------------------------------------------------------------------------

            $100 million             12/97           8.875%             8.875%           September 17, 2001 (a)
             $85 million             12/97          10.500%             11.625%            October 1, 2001 (a)
             $50 million             1/98            8.875%             8.875%           September 17, 2001 (a)


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

     Additionally, from January 1, 2000 through June 30, 2001, Belco exchanged 1,034,600 shares of its 6-1/2% convertible preferred stock for 1,844,010 shares of its common stock. The liquidation preference of the preferred stock that was exchanged was $25.9 million. Cash Flow

     Our principal sources of cash are operating cash flow and bank borrowings. Cash flow from operating activities for the first half of 2001 was $52.8 million, higher than the prior year first half when $44.5 million was realized. The increase is primarily the result of higher natural gas prices.

     Net cash used in investing activities for the first half of 2001 and 2000 was $60.7 and $114.7 million, respectively. Investing activities for these periods include oil and gas property additions (exclusive of acquisitions) in the amount of $60.0 million and $46.8 million for 2001 and 2000, respectively. In addition, investing activities generally include property acquisitions and proceeds from the sale of properties or other assets.

     Net cash provided by financing activities for the first half of 2001 and 2000 was $6.8 million and $71.2 million, respectively. Net debt in 2000 increased by $77.5 million and primarily related to property acquisitions. Cash flow from operations, the disposition of assets and bank borrowings funded drilling and other operating activities during the current year, including preferred dividends paid.

     Belco's credit facility and the indentures governing its subordinated debt restrict the payment of dividends. As a result of reporting substantial unrealized non-cash mark-to-market losses required by existing accounting rules, payment of the June 2001 dividend on Belco's preferred stock was prohibited by the restriction contained in Belco's 10-1/2% bond indenture. Reported second quarter and first six months of 2001 net income, as defined in the indenture, was sufficient to eliminate this restriction. On August 10, 2001, the Board of Directors of Belco declared the second and third quarter 2001 dividends of $0.40625 per share per quarter on the 6-1/2% Preferred Stock of the Company, payable September 15, 2001, to shareholders of record as of August 31, 2001.

Capital Expenditures

     Net capital expended by Belco during the first half of 2001 totaled $60.5 million.

     Capital expenditures, commitments and working capital requirements are generally funded through cash flows from operations, borrowings under the credit facility or other potential financings, including the sale of equity or debt securities. If there are changes in oil and natural gas prices that correspondingly affect cash flows and the borrowing base under the credit facility, we have the discretion and ability to adjust our capital budget. Our capital budget forecast for the last half of the year 2001 is anticipated to be combined with Westport's following the close of our merger transaction.

Commodity Price Risk Management Transactions

     Certain of our commodity price risk management arrangements require Belco to deliver cash collateral or other assurances of performance to the counterparties in the event that Belco's payment obligations with respect to our CPRM transactions exceed certain levels. Two of the inherent risks of a price risk management program are margin requirements and collateralization. Certain transactions may be subject to margin calls under certain conditions including change of ownership control, rating agency activity or default. As of June 30, 2001, we did not have any letters of credit outstanding. Management believes that our borrowing capacity under its credit facility will allow Belco to be responsive to any collateral calls.

     With the primary objective of achieving more predictable revenues and cash flows, Belco has entered into CPRM transactions of various kinds with respect to both oil and natural gas. While the use of certain of these price risk management arrangements limits the downside risk of adverse price movements, it may also limit future revenues from favorable price movements. Belco engages in transactions such as selling options which are marked-to-market at the end of the relevant accounting period. Since the futures market historically has been highly volatile, these fluctuations may cause significant impact on the financial results of any given accounting period. Belco has entered into price risk management transactions with respect to approximately 63% of its gas equivalent estimated production for the year 2001 and substantially lesser portions of its estimated equivalent production thereafter. Belco continues to evaluate whether to enter into additional price risk management transactions for future years. We expect to reduce the current amount of price risk management contracts to largely phase out such transactions that we have in place in an effort to limit our future exposure to the mark-to-market accounting rules requiring the immediate recognition of non-cash unrealized gains and losses that cause large unpredictable swings in reported results of operations, related earnings per share and shareholder equity. In addition, Belco may determine from time to time to unwind its then existing price risk management positions as part of its price risk management strategy.

     We expect to incur additional hedge and non-hedge related cash settlement costs through the remainder of calendar year 2001 assuming commodity prices remain at current levels. This cash settlement amount is estimated at approximately $21.8 million utilizing the June 30, 2001 forward price curve applied to volumes of oil and gas expected to be produced during the six month period ending December 31, 2001. This estimated amount can increase or decrease if commodity prices rise or decline from the current levels used in developing this estimate. As cash settlements are made on volumes produced, no additional losses are expected to be recorded, unless actual prices increase above estimated future prices used in the June 30, 2001 mark-to-market calculation. No estimate of future mark-to-market unrealized gains or losses are determinable as such amounts are contingent upon commodity prices at the end of each calendar quarter.

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

     As of June 30, 2001, Belco had substantial derivative financial instruments outstanding and related to its price risk management program. See "Footnote 3" to the consolidated financial statements of Belco "Commodity Price Risk Management Activities and Fair Value of Financial Instruments" for complete details on Belco's oil and gas related transactions in effect as of June 30, 2001.

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



                                               Expected Maturity Date
                                                                                                                 Fair Value
                                                                                                                    As of
                                                                                                                  June 30,
                            2001          2002          2003          2004       Thereafter      Total              2001
                            ----          ----          ----          ----       ----------      -----              ----

Liabilities:
  Bank credit facility          --           --             --     $149,000            --      $149,000           $149,000
  Belco 8.875% Notes            --           --             --           --      $147,000      $147,000    (1)    $142,590
  Belco 10.500% Notes           --           --             --           --      $109,000      $109,000    (2)    $111,899
Interest Rate Swaps:
  Fixed to Variable       $235,000     $235,000       $235,000      $150,000                                       $(7,062)


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

     Shareholders present or represented by proxy at the Annual Meeting on May 9, 2001 elected the following directors: Graham T. Allison, Daniel C. Arnold, Laurence D. Belfer, Robert A. Belfer, Alan D. Berlin, Grant W. Henderson and Jack Saltz. Of the 29,199,479 shares represented at the meeting, 29,016,659 (99.4%) were voted for Dr. Allison, 29,139,459 (99.8%) were voted for Mr. Arnold, 29,136,959 (99.8%) were voted for Mr. L. Belfer, 29,136,286 (99.8%) were voted  for Mr.  R.  Belfer,  29,139,959  (99.8%)  were  voted  for  Mr.  Berlin,
29,137,359  (99.8%) were voted for Mr.  Henderson  and  29,139,459  (99.8%) were voted for Mr. Saltz.

ITEM 5 - OTHER INFORMATION                                                  NONE

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

           (a)     Exhibits: None.

(b)      Reports on Form 8-K:

                            Report on Form 8-K dated June 14, 2001.
                            Item 5. Other Events
                            Item 7.  Financial Statements and Exhibits
                            enter into merger agreement.

                            Report on Form 8-K dated July 23, 2001.
                            Item 5. Other Events
                            Item 7.  Financial Statements and Exhibits

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


                                                              BELCO OIL & GAS CORP.,
                                                              a Nevada corporation
                                  (REGISTRANT)




Date                      8/14/01                             /s/ ROBERT A. BELFER
                  -----------------------                     ---------------------
                                                              Robert A. Belfer,
                                                              Chairman and Chief Executive Officer



Date                      8/14/01                             /s/ DOMINICK J. GOLIO
                  -----------------------                     ---------------------
                                                              Dominick J. Golio,
                                                              Senior Vice President - Finance
                                                                and Chief Financial Officer
