Form 10-Q
period 2001-09-30
WESTPORT RESOURCES CORP /NV/
filed 2001-11-14
CIK 889005

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM           TO             .

                        COMMISSION FILE NUMBER 001-14256

                         WESTPORT RESOURCES CORPORATION
             (Exact Name of Registrant as specified in its charter)

                      NEVADA                                13-3869719
   (State or other jurisdiction of incorporation         (I.R.S. Employer
                 or organization)                       Identification No.)

                       410 SEVENTEENTH STREET, SUITE 2300
                             DENVER, COLORADO 80202
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (303) 573-5404
              (Registrant's telephone number, including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


         As of November 1, 2001, 52,048,383 shares of the issuer's common stock, par value $0.01 per share, were outstanding.


================================================================================

                         WESTPORT RESOURCES CORPORATION
                                TABLE OF CONTENTS

                                                                                                              PAGE
                                                                                                              ----

PART I - FINANCIAL INFORMATION............................................................................        1

Item 1.  Financial Statements.............................................................................        1

         Consolidated Balance Sheets as of September 30, 2001 (unaudited) and
         December 31, 2000 ...............................................................................        1

         Consolidated Statements of Operations for the three months and nine months
         ended September 30, 2001 and 2000 (unaudited)....................................................        3

         Consolidated Statements of Cash Flows for the nine months ended September 30,
         2001 and 2000 (unaudited)........................................................................        4

         Notes to Consolidated Financial Statements.......................................................        5

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations............       11

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.......................................       19

PART II - OTHER INFORMATION...............................................................................       20

Item 1.  Legal Proceedings................................................................................       20

Item 2.  Changes in Securities and Use of Proceeds........................................................       20

Item 3.  Defaults Upon Senior Securities..................................................................       20

Item 4.  Submission of Matters to a Vote of Security Holders..............................................       20

Item 5.  Other Information................................................................................       21

Item 6.  Exhibits and Reports on Form 8-K.................................................................       21

Signatures ...............................................................................................       23

                         PART I - FINANCIAL INFORMATION


ITEM 1.       FINANCIAL STATEMENTS

                         WESTPORT RESOURCES CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                          SEPTEMBER 30,      DECEMBER 31,
                                                                               2001              2000
                                                                          -------------      ------------
                                                                           (unaudited)
                                     ASSETS

Current Assets:
    Cash and cash equivalents ........................................     $     37,030      $     20,154
    Accounts receivable, net .........................................           45,880            49,200
    Derivative assets ................................................           20,576                --
    Prepaid expenses .................................................            7,426             4,670
                                                                           ------------      ------------
        Total current assets .........................................          110,912            74,024
                                                                           ------------      ------------
Property and equipment, at cost:
    Oil and natural gas properties, successful efforts method:
      Proved properties ..............................................        1,409,193           591,367
      Unproved properties ............................................          110,558            40,653
    Office building, furniture and equipment .........................            7,514             2,642
    Leasehold improvements ...........................................              509               501
                                                                           ------------      ------------
                                                                              1,527,774           635,163
Less accumulated depletion, depreciation and amortization ............         (230,022)         (157,739)
                                                                           ------------      ------------
        Net property and equipment ...................................        1,297,752           477,424
                                                                           ------------      ------------
Other assets:
    Long-term derivative assets ......................................            3,599                --
    Goodwill .........................................................          210,091                --
    Other assets .....................................................            1,500               383
                                                                           ------------      ------------
        Total other assets ...........................................          215,190               383
                                                                           ------------      ------------
        Total assets .................................................     $  1,623,854      $    551,831
                                                                           ============      ============

        The accompanying notes are an integral part of these consolidated financial statements.

                         WESTPORT RESOURCES CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                    SEPTEMBER 30,      DECEMBER 31,
                                                                                         2001              2000
                                                                                    -------------      ------------
                                                                                     (unaudited)

                                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
    Accounts payable ...........................................................     $     49,112      $     28,547
    Accrued expenses ...........................................................           31,598            19,827
    Ad valorem taxes payable ...................................................           11,201             4,788
    Derivative liabilities .....................................................           23,149                --
    Income taxes payable .......................................................              542               375
    Other current liabilities ..................................................              458                --
                                                                                     ------------      ------------
        Total current liabilities ..............................................          116,060            53,537
                                                                                     ------------      ------------
Long-term debt .................................................................          404,205               162
Deferred income taxes ..........................................................          161,898            38,503
Long term derivative liabilities ...............................................           10,415                --
Other liabilities ..............................................................            1,466             1,573
                                                                                     ------------      ------------
        Total liabilities ......................................................          694,044            93,775
                                                                                     ------------      ------------
Stockholders' equity:
    6-1/2% Convertible preferred stock, $.01 par value; 10,000,000 shares authorized; 2,930,000 and 0 issued and outstanding at September 30,
        2001 and December 31, 2000, respectively ...............................               29                --
    Common stock, $0.01 par value; 70,000,000 authorized; 52,037,435 and
       38,419,041 shares issued and outstanding at September 30, 2001 and
       December 31, 2000, respectively .........................................              520               384
    Additional paid-in capital .................................................          875,172           472,576
    Treasury stock .............................................................             (408)               --
    Retained earnings (accumulated deficit) ....................................           47,147           (14,904)
    Other comprehensive income .................................................            7,350                --
                                                                                     ------------      ------------
       Total stockholders' equity ..............................................          929,810           458,056
                                                                                     ------------      ------------
        Total liabilities and stockholders' equity .............................     $  1,623,854      $    551,831
                                                                                     ============      ============

        The accompanying notes are an integral part of these consolidated financial statements.

                         WESTPORT RESOURCES CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                        FOR THE THREE MONTHS               FOR THE NINE MONTHS
                                                                         ENDED SEPTEMBER 30,               ENDED SEPTEMBER 30,
                                                                    -----------------------------     -----------------------------
                                                                        2001             2000             2001             2000
                                                                    ------------     ------------     ------------     ------------
Operating revenues:
    Oil and natural gas sales ....................................  $     70,157     $     70,956     $    234,405     $    158,351
    Hedge cash settlements .......................................          (307)          (7,189)          (1,824)         (15,660)
     Commodity price risk management activities:
      Non-hedge cash settlements .................................        (1,025)              --             (558)              --
      Non-hedge non-cash change in fair value of derivatives .....        17,720               --           24,486               --
      Gain on sale of operating assets, net ......................            --            3,390               --            3,379
                                                                    ------------     ------------     ------------     ------------
           Net revenues ..........................................        86,545           67,157          256,509          146,070
                                                                    ------------     ------------     ------------     ------------
Operating costs and expenses:
    Lease operating expenses .....................................        14,775            8,130           34,770           23,609
    Production taxes .............................................         3,009            2,816            8,942            7,460
    Transportation costs .........................................         1,236              591            3,921            1,967
    Exploration ..................................................        13,463            1,347           24,333            7,610
    Depletion, depreciation and amortization .....................        31,222           19,439           72,251           42,015
    Impairment of unproved properties ............................         1,366              366            3,114            1,908
    Stock compensation expense ...................................        (2,331)             299           (1,060)           3,682
    General and administrative ...................................         4,122            2,073           10,832            5,277
                                                                    ------------     ------------     ------------     ------------
         Total operating expenses ................................        66,862           35,061          157,103           93,528
                                                                    ------------     ------------     ------------     ------------
         Operating income ........................................        19,683           32,096           99,406           52,542
                                                                    ------------     ------------     ------------     ------------

Other income (expense):
    Interest expense .............................................        (3,892)          (3,166)          (4,483)          (8,454)
    Interest income ..............................................           456              239            1,522              614
    Change in interest rate swap fair value and other ............         2,272               68            1,897              100
                                                                    ------------     ------------     ------------     ------------
                                                                          (1,164)          (2,859)          (1,064)          (7,740)
                                                                    ------------     ------------     ------------     ------------
Income before income taxes .......................................        18,519           29,237           98,342           44,802
Provision for income taxes:
    Current ......................................................            --               --           (2,006)              --
    Deferred .....................................................        (6,759)         (10,233)         (33,889)         (15,192)
                                                                    ------------     ------------     ------------     ------------
         Total provision for income taxes ........................        (6,759)         (10,233)         (35,895)         (15,192)
    Net income ...................................................        11,760           19,004           62,447           29,610
                                                                    ------------     ------------     ------------     ------------
Preferred stock dividends ........................................           397               --              397               --
                                                                    ------------     ------------     ------------     ------------
Net income available to common stock .............................  $     11,363     $     19,004     $     62,050     $     29,610
                                                                    ============     ============     ============     ============
Weighted average number of common shares outstanding:
    Basic ........................................................        44,527           30,871           40,496           25,474
                                                                    ============     ============     ============     ============

    Diluted ......................................................        45,238           31,235           41,329           25,729
                                                                    ============     ============     ============     ============

Net income per common share:
         Basic ...................................................  $        .26     $        .62     $       1.53     $       1.16
                                                                    ============     ============     ============     ============
         Diluted .................................................  $        .25     $        .61     $       1.50     $       1.15
                                                                    ============     ============     ============     ============

        The accompanying notes are an integral part of these consolidated financial statements.

                         WESTPORT RESOURCES CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                   FOR THE NINE MONTHS ENDED
                                                                                         SEPTEMBER 30,
                                                                                 -----------------------------
                                                                                     2001             2000
                                                                                 ------------     ------------
Cash flows from operating activities:
    Net income ..............................................................    $     62,447     $     29,610
    Adjustments to reconcile net income to net cash provided by operating activities:
      Depletion, depreciation and amortization ..............................          72,251           42,015
      Exploratory dry hole costs ............................................          16,623            1,976
      Impairment of unproved properties .....................................           3,114            1,908
      Deferred income taxes .................................................          33,889           15,192
      Director retainers settled for stock ..................................              --               50
      Stock compensation expense ............................................          (1,060)             299
      Change in derivative fair value .......................................         (26,363)              --
      Amortization of financing fees ........................................             633               --
      Gain on sale of assets ................................................              --           (3,379)
      Changes in assets and liabilities, net of effects of acquisitions:
         Decrease (increase) in accounts receivable .........................          27,001          (21,891)
         Decrease in prepaid expenses .......................................             446              140
         Increase (decrease) in accounts payable ............................          (5,426)           2,123
         Increase in ad valorem taxes payable ...............................           3,141            2,164
         Increase in income taxes payable ...................................             306               --
         Decrease in accrued expenses .......................................         (11,200)          (3,930)
         Decrease in other liabilities ......................................            (107)          (1,424)
                                                                                 ------------     ------------
Net cash provided by operating activities ...................................         175,695           64,853
                                                                                 ------------     ------------

Cash flows from investing activities:
      Additions to property and equipment ...................................        (132,688)         (49,682)
      Proceeds from sales of assets .........................................             654            6,259
      Merger with EPGC ......................................................              --          (42,403)
      Other acquisitions ....................................................          (6,319)          (1,454)
      Other .................................................................              (2)            (682)
                                                                                 ------------     ------------
Net cash used in investing activities .......................................        (138,355)         (87,962)
                                                                                 ------------     ------------
Cash flows from financing activities:
      Proceeds from issuance of common stock ................................             264              141
      Repurchase of common stock ............................................            (408)              --
      Proceeds from long-term debt ..........................................         255,000           50,000
      Repayment of long-term debt ...........................................        (273,284)         (11,000)
      Financing fees ........................................................          (2,036)              --
                                                                                 ------------     ------------
Net cash provided by (used in) financing activities .........................         (20,464)          39,141
                                                                                 ------------     ------------

Net increase in cash and cash equivalents ...................................          16,876           16,032

Cash and cash equivalents, beginning of period ..............................          20,154           19,475
                                                                                 ------------     ------------
Cash and cash equivalents, end of period ....................................    $     37,030     $     35,507
                                                                                 ============     ============
Supplemental cash flow information:
      Cash paid for interest ................................................    $     12,016     $      6,912
                                                                                 ============     ============
      Cash paid for income taxes ............................................    $      1,700     $         --
                                                                                 ============     ============

Supplemental schedule of noncash investing and financing activities:
    Common stock and stock options issued in connection
             with the Belco and EPGC mergers, respectively ..................    $    349,214     $    165,356
                                                                                 ============     ============
    Liabilities assumed in connection with the Belco and EPGC mergers,
             respectively ...................................................    $    666,589     $      1,850
                                                                                 ============     ============
    EPGC merger costs paid by parent ........................................    $         --     $      2,895
                                                                                 ============     ============

        The accompanying notes are an integral part of these consolidated financial statements.

                         WESTPORT RESOURCES CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.       ORGANIZATION AND NATURE OF BUSINESS

         On August 21, 2001, the stockholders of each of Westport Resources Corporation, a Delaware corporation ("Old Westport") and Belco Oil & Gas Corp., a Nevada corporation ("Belco") approved the Agreement and Plan of Merger dated as of June 8, 2001 (the "Merger Agreement"), between Belco and Old Westport. Pursuant to the Merger Agreement, Old Westport was merged with and into Belco (the "Merger"), with Belco surviving as the legal entity and changing its name to Westport Resources Corporation (the "Company" or "Westport"). The merger of Old Westport into Belco was accounted for as a purchase transaction for financial accounting purposes. Because former Old Westport stockholders now own a majority of the outstanding Westport common stock as a result of the Merger, the Merger is accounted for as a reverse acquisition in which Old Westport is the purchaser of Belco. Business activities of the Company include the exploration for and production of oil and natural gas primarily in the Gulf of Mexico, the Rocky Mountains, the Gulf Coast and the West Texas/Mid Continent area.

2.       UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

         In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring items) necessary to present fairly the financial position of the Company as of September 30, 2001 and the results of operations and cash flows for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. Management believes the disclosures made are adequate to ensure that the information is not misleading, and suggests that these financial statements be read in conjunction with Old Westport's December 31, 2000 audited financial statements set forth in Old Westport's Form 10-K.

3.       DEBT

Revolving Credit Facility

         The Company entered into a new credit facility (the "Revolving Credit Facility") with a syndicate of banks upon closing of the Merger, which was subsequently amended on November 5, 2001. The Revolving Credit Facility, as amended, provides for a maximum committed amount of $500 million and a borrowing base of approximately $400 million as of November 5, 2001. The facility matures on July 1, 2005. Advances under the Revolving Credit Facility are in the form of either an ABR loan or a Eurodollar loan.

         The interest on an ABR loan is a fluctuating rate based upon the highest of: (1) the Chase Manhattan Bank prime rate; (2) the secondary market rate for three month certificates of deposits plus 1%; and (3) the Federal Funds Effective rate plus 0.5% plus in each case a margin of 0% to 1.25% based upon the ratio of total debt to EBITDAX.

         The interest on a Eurodollar loan is a fluctuating rate based upon the rate at which Eurodollar deposits in the London interbank market are quoted plus a margin of 1.25% to 1.50% based upon the ratio of total debt to EBITDAX.

         As of September 30, 2001, we had borrowings and letters of credit issued of approximately $260 million outstanding under the Revolving Credit Facility, and available unused borrowing capacity of approximately $140 million with an average interest rate of 4.58%. Of the total amount borrowed, approximately $140 million was borrowed in connection with the Merger and to fund our capital expenditures and working capital needs, and approximately $115 million was borrowed to redeem our 10.5% Senior Subordinated Notes due 2006. The 10.5% Senior Subordinated Notes, originally issued by Coda Energy and assumed in connection with the Merger, were redeemed pursuant to the optional redemption provision of the related indenture at 105.25% of the principal amount of each note plus accrued interest, for a total amount of approximately $120 million. No gain or loss was recognized in connection with the redemption as the fair value of the 10.5% Senior Subordinated Notes recorded in connection with the Merger equaled the redemption cost. As of November 5, 2001, after taking into account the items mentioned below, we had borrowings and letters of credit of approximately $20 million outstanding under the Revolving Credit Facility and approximately $380 million of unused borrowing capacity available.

8.875% Senior Subordinated Notes due 2007

         In connection with the Merger, the Company assumed $147 million face amount, $149 million fair value of Belco's 8.875% Senior Subordinated Notes due 2007. On November 1, 2001, approximately $24.3 million face amount of these notes was tendered to us pursuant to the change of control provisions of the related indenture. The tender price was equal to 101% of the principal amount of each note plus accrued and unpaid interest as of October 29, 2001. Including the premium and accrued interest, the total amount paid was $24.8 million. The Company used borrowings under its Revolving Credit Facility to fund the repayment. No gain or loss will be recorded in connection with the redemption as the fair value of the 8.875% Senior Subordinated Notes recorded in connection with the Merger equaled the redemption cost.

8.25% Senior Subordinated Notes due 2011

         On November 5, 2001, the Company completed the private placement of $275 million of 8.25% Senior Subordinated Notes due 2011 pursuant to SEC rule 144A. The notes are non-callable until November 1, 2006, when the Company has the right to redeem them for 104.125% of the face value, declining thereafter to face value in 2009. Proceeds of approximately $268 million, net of underwriting discounts, were used to reduce outstanding indebtedness under the Revolving Credit Facility.

4.       MERGER

         In connection with the Merger, on August 21, 2001 the Company consummated a 0.4125 for 1 reverse stock split for existing Belco stockholders (issuing approximately 13.588 million shares) and issued approximately 38.469 million shares of common stock to Old Westport stockholders. Because former Old Westport stockholders received a majority of the Company's common stock as a result of the Merger, the Merger, which was a non-taxable transaction, was accounted for using purchase accounting with Old Westport as the accounting survivor. The Company began consolidating the results of Belco with the results of Old Westport as of the August 21, 2001 closing date of the Merger.

The total purchase price of $1,015.8 million was allocated as follows (in thousands):

         Purchase Price:
           Fair value of common stock issued ..............................    $    341,455
           Fair value of Belco stock options ..............................           7,759
           Fair value of liabilities assumed:
                  Liabilities from commodity price risk management ........          52,388
                  Current liabilities .....................................          45,135
                  Long-term debt ..........................................         422,327
                  Deferred taxes ..........................................          85,281
                  Other liabilities .......................................             253
           Fair value of Belco preferred stock ............................          54,205
           Estimated merger costs .........................................           7,000
                                                                               ------------
                  Total purchase price ....................................    $  1,015,803
                                                                               ============

         Allocation of purchase price:
           Oil and gas properties--proved .................................    $    701,116
           Oil and gas properties--unproved ...............................          68,263
           Goodwill .......................................................         210,091
           Current assets .................................................          30,426
           Other assets ...................................................           5,907
                                                                               ------------
              Total allocation ............................................    $  1,015,803
                                                                               ============

         The common stock issued to Belco stockholders in connection with the Merger was valued at $25.13 per share. The fair value of the Belco stock options assumed was determined using the Black-Scholes option pricing model. The fair value of Belco's publicly-traded debt and preferred stock was based on quoted market prices on August 21, 2001. The deferred taxes recorded were based on the difference between the historical tax basis of the Belco assets and liabilities and the acquisition costs.

         The purchase price allocation above is subject to change resulting from, among other things, actual merger costs incurred and changes in working capital. We expect to be able to finalize the purchase price allocation by August 2002.

Pro Forma Results of Operations

         The following table reflects the pro forma results of operations for the respective nine-month periods ended September 30, 2001 and 2000 as though the Merger had occurred as of January 1 of each year presented. The pro forma amounts are not necessarily indicative of the results that may be reported in the future.

                                                       NINE MONTHS ENDED
                                                         SEPTEMBER 30,
                                                 -----------------------------
                                                     2001             2000
                                                 ------------     ------------
                                                   (IN THOUSANDS, EXCEPT PER
                                                          SHARE DATA)

Revenues ...................................     $    451,982     $    220,194
Net income (loss) ..........................          118,156           (1,887)
Basic net income (loss) per share ..........     $       2.46     $       (.05)
Diluted net income (loss) per share ........     $       2.42     $       (.05)

5.       COMMODITY DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

         We periodically enter into commodity price risk management ("CPRM") transactions such as swaps and options in order to manage our exposure to oil and gas price volatility. All CPRM data is presented in accordance with requirements of Statement of Financial Accounting Standards ("SFAS") No. 133 which became effective January 1, 2001. Accordingly, unrealized gains and losses related to the change in fair market value of derivative contracts which qualify and are designated as hedges are recorded as other comprehensive income or loss and recognized as revenues or expenses as the associated production occurs.

         Derivative contracts that do not qualify for hedge accounting treatment are reflected at market value at the end of the reporting period as assets and liabilities in the consolidated balance sheet, and the associated unrealized gains and losses are reflected in the consolidated statement of operations.

         For the three months ended September 30, 2001, we recorded, as required by existing accounting rules, non-hedge CPRM cash settlements paid in the amount of $1.0 million and unrealized non-cash mark to market gains in the amount of $17.7 million. There was no non-hedge activity for the three months ended September 30, 2000. For the nine months ended September 30, 2001, we recorded CPRM cash settlements paid in the amount of $0.6 million and unrealized non-cash mark to market gains of $24.5 million. There was no non-hedge activity for the nine months ended September 30, 2000.

         For the three months ended September 30, 2001 and 2000, we recorded hedging cash settlements paid out by us in the amounts of $0.3 million and $7.2 million, respectively. For the nine months ended September 30, 2001 and 2000, we recorded hedging cash settlements paid out by us in the amounts of $1.8 million and $15.7 million, respectively.

         As of November 1, 2001, we had approximately 0.5 million barrels of oil and 7.9 Bcf of natural gas subject to CPRM contracts for the fourth quarter of 2001. These contracts are subject to weighted average floor prices of $19.82 per barrel and $2.44 per Mmbtu and weighted average ceiling prices of $20.49 per barrel and $3.33 per Mmbtu, respectively. We have approximately 4.0 million barrels of oil and 20.8 Bcf of natural gas subject to CPRM contracts for 2002. The 2002 contracts have weighted average floor prices of $22.32 per barrel and $3.09 per Mmbtu, with weighted average ceiling prices of $24.43 per barrel and $3.81 per Mmbtu, respectively. We have approximately 1.6 million barrels of oil and 5.0 Bcf of natural gas subject to CPRM contracts for 2003. The contracts for 2003 are at weighted average floor prices of $21.59 per barrel and $3.08 per Mmbtu and weighted average ceiling prices of $22.96 per barrel and $4.58 per Mmbtu, respectively. These contracts represent the Company's hedge and non-hedge positions.

         The tables summarized below provide details about the volumes and prices of all open CPRM commitments, hedge and non-hedge, as of September 30, 2001.

                                                                        REMAINDER
                                                                         OF 2001             2002              2003
                                                                       ------------      ------------      ------------
HEDGES
  GAS
    Price Swaps Sold-receive fixed price (thousand Mmbtu) ........               --                --             1,363
      Average price, per Mmbtu ...................................               --                --      $       3.69
    Price Swaps Bought-pay fixed price (thousand Mmbtu) ..........           (2,300)             (460)               --
      Average price, per Mmbtu ...................................     $       4.59      $       4.47                --
    Collars Sold (thousand Mmbtu) ................................            3,404             5,925             3,650
      Average floor price, per Mmbtu .............................     $       2.75      $       2.66      $       2.85
      Average ceiling price, per Mmbtu ...........................     $       3.87      $       3.80      $       4.91
    Puts Bought (thousand Mmbtu) .................................               --             3,650                --
      Average price per Mmbtu ....................................               --      $       3.13                --
  OIL
    Price Swaps Sold-receive fixed price (Mbbls) .................              240               840               480
      Average price, per Bbl .....................................     $      19.49      $      20.29      $      20.60
    Collars Sold (Mbbls) .........................................               60               300                90
      Average floor price, per bbl ...............................     $      18.75      $      19.60      $      21.00
      Average ceiling price per bbl ..............................     $      22.68      $      25.10      $      24.63

                                                                        REMAINDER
                                                                         OF 2001             2002              2003
                                                                       ------------      ------------      ------------
NON-HEDGES
  GAS
    Price Swaps Sold-receive fixed price (thousand Mmbtu) ........            5,290                --                --
      Average price, per Mmbtu ...................................     $       2.55                --                --
    Price Swaps Bought-pay fixed price (thousand Mmbtu) ..........             (230)               --                --
      Average price, per Mmbtu ...................................     $       3.25                --                --
    Puts Sold (thousand Mmbtu) ...................................             (690)               --                --
      Average price per Mmbtu ....................................     $       4.34                --                --
    Extension  Swaps Sold-receive fixed price (thousand Mmbtu) ...               --             3,650                --
      Average price per Mmbtu ....................................               --      $       2.65                --
    Calls Sold (thousand Mmbtu) ..................................              966             4,380                --
      Average price per Mmbtu ....................................     $       3.28      $       2.95                --
    Collars Sold (Mmbtu) (1) .....................................            1,472             3,650                --
      Average floor price, per Mmbtu .............................     $       5.19      $       4.50                --
      Average ceiling price, per Mmbtu ...........................     $       7.38      $       6.75                --
  OIL
    Price Swaps Sold-receive Fixed Price (Mbbls) .................               30                --                --
      Average price, per Bbl .....................................     $      17.25                --                --
    Calls Sold (Mbbls) ...........................................              165               720                --
      Average price, per Bbl .....................................     $      20.55      $      22.00                --
    Puts Sold (Mbbls) ............................................              (45)               --                --
      Average price, per Bbl .....................................     $      16.00                --                --
    Extension Swaps Sold, receive fixed price (Mbbls) ............               --               300               300
      Average price, per Bbl .....................................               --      $      18.86      $      18.86
    Extension Collars Sold .......................................               30                --                --
      Average floor price ........................................     $      17.50                --                --
      Average ceiling price ......................................     $      20.35                --                --
    Collars Sold (Mbbls) (1) .....................................               --             1,820               730
      Average floor price, per Bbl ...............................               --      $      24.39      $      23.25
      Average ceiling price per Bbl ..............................               --      $      28.10      $      26.00

(1) On certain contracts the counterparties hold options to put volumes of natural gas or oil to the Company over similar time periods at $3.54/ MMBtu and $3.50/ MMBtu for the remainder of a 2001 natural gas collar and the 2002 natural gas collar, respectively, and between $19.00/ Bbl and $19.75/ Bbl for the 2002 oil collars and $18.65 for the 2003 oil collar.

6.       INTEREST RATE SWAP AGREEMENTS

         As result of the Merger, the Company assumed an interest rate swap agreement entered into by Belco to effectively convert a portion of its floating-rate borrowings into fixed rate obligations and three interest rate swap agreements to convert fixed rate obligations to floating rate obligations.

 The following table summarizes the interest rate derivative contracts the Company currently has in place:

         Notional Amount            Transaction Date          Expiration Date   Current effective rate    Current Cap
         ---------------            ----------------          ---------------   ----------------------    -----------
         $100 million               December 1997             Sep. 15, 2007             8.75%             8.875%
         $50 million                January 1998              Sep. 15, 2007             8.695%            8.875%
         $85 million                December 1997             April 1, 2003             10.198%           11.625%
         $25 million                March 10, 1999            March 11, 2002            5.61%             N/A

The Company accounts for the interest rate derivative contracts as speculative positions. For the three and nine month periods ended September 30, 2001, respectively, the Company recorded $2.3 million in unrealized derivative gain for the change in fair value of interest rate derivative contracts.

7.       COMPREHENSIVE INCOME

         The Company follows SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for reporting comprehensive income. In addition to net income, comprehensive income includes all changes in equity during a period, except those resulting from investments and distributions to the owners of the Company. The Company had no such changes for the nine months ended September 30, 2000. The components of other comprehensive income and related tax effects for the nine months ended September 30, 2001 are as follows (in thousands):

                                                                                          Tax            Net of
                                                                         Gross           Effect           Tax
                                                                       ----------      ----------      ----------
Cumulative effect of accounting change ...........................     $   (4,700)     $    1,600      $   (3,100)
Change in derivative fair value of hedge .........................         18,099          (6,491)         11,608
Reclassification adjustments - contract settlements ..............         (1,824)            666          (1,158)
                                                                       ----------      ----------      ----------
                                                                       $   11,575      $   (4,225)     $    7,350
                                                                       ==========      ==========      ==========

8.       RESTRICTED STOCK AWARDS

         The Company issued 36,550 shares of Common Stock as restricted stock awards pursuant to the Company's 2000 Stock Incentive Plan to certain employees during the nine months ended September 30, 2001. The shares are restricted for various periods ranging from one to three years after the date of grant. Compensation expense of $0.3 million was recorded as a result of the issuance.

9.       RECENT ACCOUNTING PRONOUNCEMENTS

         In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations," which addresses financial accounting and reporting for business combinations. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001 and for all business combinations accounted for under the purchase method initiated before but completed after June 30, 2001. The adoption of SFAS No. 141 is not expected to have a material impact on the Company's financial position or results of operations.

         In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets," which addresses, among other things, the financial accounting and reporting for goodwill subsequent to an acquisition. The new standard eliminates the requirement to amortize acquired goodwill; instead, such goodwill to be reviewed at least annually for impairment. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. The Company has not yet evaluated the impact that SFAS No. 142 will have on its financial position or results of operations upon adoption.

         In June 2001, the FASB issued SFAS No. 143,"Accounting for Asset Retirement Obligations." SFAS No.143 requires entities to record the fair value of liabilities for retirement obligations of acquired assets. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The Company will adopt SFAS No. 143 on January 1, 2003, but has not yet quantified the effects of adopting SFAS No. 143 on its financial position or results of operations.

         In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 144 establishes a single accounting model for long-lived assets to be disposed of by sale and requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Company will adopt SFAS No. 144 on January 1, 2002, but has not yet quantified the effects of adopting SFAS No. 144 on its financial position or results of operations.

10.      SUBSEQUENT EVENTS

         In connection with the Merger, the Company assumed $147 million face amount, $149 million fair value of Belco's 8.875% Senior Subordinated Notes due 2007. On November 1, 2001, approximately $24.3 million face amount of the Company's 8.875% Senior Subordinated Notes due 2007 was tendered to us, pursuant to the change of control provisions of the related indenture. The tender price was equal to 101% of the principal amount of each note plus accrued and unpaid interest as of October 29, 2001. Including the premium and accrued interest, the total amount paid was $24.8 million. The Company used borrowings under its Revolving Credit Facility to fund the repayment.

         On November 5, 2001, the Company amended its Revolving Credit Facility. The amendment increased the maximum commitment to $500 million, the borrowing base to $520 million, subject to adjustment as described below, and allows the Company to incur up to $400 million of Subordinated Indebtedness, as defined in the Revolving Credit Facility. The borrowing base was adjusted downward by an amount equal to 30% of the amount of the Subordinated Indebtedness outstanding. As of November 5, 2001 the borrowing base was approximately $400 million, and there was approximately $20 million outstanding under the facility, including issued letters of credit. Unused availability was approximately $380 million.

         On November 5, 2001, the Company completed the private placement of $275 million 8.25% Senior Subordinated Notes due 2011 pursuant to rule 144A. The notes are non-callable until November 1, 2006, when the Company has the right to redeem the 8.25% Senior Subordinated Notes for 104.125% of the face value, and declining thereafter to face value in 2009. Proceeds of approximately $268 million, net of underwriting discounts, were used to reduce outstanding indebtedness under the Revolving Credit Facility.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         The following discussion is intended to assist in the understanding of our results of operations and our present financial condition. Our consolidated financial statements and the accompanying notes contain additional detailed information that should be referred to when reviewing this material. Statements in this discussion may be forward-looking. Such forward-looking statements involve risks and uncertainties that could cause actual results to differ significantly from those expressed. See "Special Note Regarding Forward-Looking Statements."

         On August 21, 2001, the stockholders of each of Westport Resources Corporation, a Delaware corporation ("Old Westport") and Belco Oil & Gas Corp., a Nevada corporation ("Belco") approved the Agreement and Plan of Merger dated as of June 8, 2001 (the "Merger Agreement"), between Belco and Old Westport. Pursuant to the Merger Agreement, Old Westport was merged with and into Belco (the "Merger"), with Belco surviving as the legal entity and changing its name to Westport Resources Corporation (the "Company" or "Westport"). The merger of Old Westport into Belco was accounted for as a purchase transaction for financial accounting purposes. Because former Old Westport stockholders now own a majority of the outstanding Westport common stock as a result of the Merger, the Merger is accounted for as a reverse acquisition in which Old Westport is the purchaser of Belco.

         Old Westport was formed by the merger on April 7, 2000 of Westport Oil and Gas, Inc. ("Westport Oil and Gas") with Equitable Production (Gulf) Company ("EPGC"), an indirect wholly owned subsidiary of Equitable Resources, Inc. As a result of the merger, Westport Oil and Gas became a wholly-owned subsidiary of EPGC, which subsequently changed its name to Westport Resources Corporation, and the stockholders of Westport Oil and Gas became the majority stockholders of EPGC. The senior management team of Westport Oil and Gas became the management team for the combined company, complemented by certain key managers from EPGC.

         Our results of operations are significantly impacted by the price of oil and natural gas. The prices we receive for our oil vary from NYMEX prices based on the location and quality of the crude oil. The prices we receive for our natural gas are based on Henry Hub prices reduced by transportation and processing fees.

         The Company accounts for its oil and natural gas operations using the successful efforts method of accounting. Under this method, all costs associated with property acquisition, successful exploratory wells and all developmental wells are capitalized. Items charged to expense generally include geological and geophysical costs, costs of unsuccessful exploratory wells and oil and natural gas production costs. All of the Company's oil and natural gas properties are located within the continental United States, the Gulf of Mexico and Canada.

RESULTS OF OPERATIONS

         As indicated above, the merger between Belco and Old Westport was accounted for using purchase accounting with Old Westport as the surviving accounting entity. The Company began consolidating the results of Belco with the results of Old Westport as of the August 21, 2001 closing date. The merger between EPGC and Westport Oil and Gas was accounted for using purchase accounting with Westport Oil and Gas as the surviving accounting entity. Old Westport began consolidating the results of EPGC with the results of Westport Oil and Gas as of the April 7, 2000 closing date.

         The following table sets forth certain operations data for the periods presented:

                                  SUMMARY DATA
                      (in thousands except per share data)

                                                    For the Three Months Ended           For the Nine Months Ended
                                                           September 30,                       September 30,
                                                  ------------------------------      ------------------------------
                                                      2001              2000              2001              2000
                                                  ------------      ------------      ------------      ------------
Production
    Oil (Mbbls)                                          1,236               935             3,075             2,642
    Natural gas (Mmcf)                                  15,905            10,335            37,177            23,842
    Mmcfe                                               23,321            15,945            55,627            39,694

Average Daily Production
    Oil (Mbbls/d)                                         13.4              10.2              11.3               9.6
    Natural gas (Mmcf/d)                                 172.9             112.3             136.2              87.0
    Mmcfe/d                                              253.5             173.3             203.8             144.9

Average prices
    Oil (per bbl)                                 $      23.13      $      29.26      $      24.12      $      27.45
    Natural gas (per Mcf)                                 2.61              4.22              4.31              3.60
Hedging effect (per Mcfe)                                 (.01)             (.45)             (.03)             (.39)

Oil and natural gas sales                         $     70,157      $     70,956      $    234,405      $    158,351
Lease operating expense                                 14,775             8,130            34,770            23,609
     Per Mcfe                                             0.63              0.51              0.63              0.59
General and administrative costs                         4,122             2,073            10,832             5,277
     Per Mcfe                                             0.18              0.13              0.19              0.13
Depletion, depreciation and amortization                31,222            19,439            72,251            42,015
     Per Mcfe                                             1.34              1.22              1.30              1.06

         The discussion below includes a comparison of the Company's results of operations with Old Westport's for the three months and nine months ended September 30, 2001 and 2000.

         REVENUES. Oil and natural gas revenues for the three months ended September 30, 2001 decreased by $0.8 million from $71.0 million to $70.2 million, compared to the three months ended September 30, 2000. Production from the acquired Belco properties caused revenues to increase $11.7 million. The increase from the Belco properties was partially offset by a decrease from the Old Westport properties of $12.5 million resulting from decreases of 32% in realized natural gas prices and 22% in realized oil prices, excluding the effects of hedging. Production volumes increased 7.4 Bcfe from 15.9 Bcfe to 23.3 Bcfe. Acquired Belco properties accounted for 4.7 Bcfe of the increase (Belco production for the three months ended September 30, 2001 was 14.3 Bcfe). Production volumes also increased 3.6 Bcfe from recent discoveries in the Gulf of Mexico and 0.3 Bcfe from the horizontal drilling program in the Wiley Field, partially offset by declines in existing properties. Daily production volumes at September 30, 2001 were approximately 360 Mmcfe, which consisted of 204 Mmcfe for Old Westport and approximately 156 Mmcfe for acquired Belco properties. For the three months ended September 30, 2001 and 2000, hedging transactions had the effect of decreasing oil and natural gas revenues by $0.3 million and $7.2 million, or $0.01 and $0.45 per Mcfe, respectively.

         Oil and natural gas revenues for the nine months ended September 30, 2001 increased by $76.1 million, or 48%, from $158.4 million to $234.4 million, over the comparable period in 2000. Production from the acquired EPGC properties accounted for $17.1 million of the increase and production from the acquired Belco properties accounted for $11.7 million of the increase. The increase was also a result of an increase of 20% in realized natural gas prices partially offset by a decrease of 12% in oil prices. Production volumes increased 15.9 Bcfe from 39.7 Bcfe in 2000 to 55.6 Bcfe in 2001 (acquired EPGC and Belco properties accounted for 1.4 Bcfe and 4.7 Bcfe, respectively, of the increase). Production volumes also increased 7.9 Bcfe from recent discoveries in the Gulf of Mexico, 0.8 Bcfe from coalbed methane development in the Powder River Basin area, 0.6 Bcfe from the horizontal drilling program in the Wiley Field, 0.6 Bcfe from the drilling program in northern Louisiana and 0.6 Bcfe from the acquired interest in the Ward Estes Field in August 2000. Increases were partially offset by declines in existing properties. Hedging transactions had the effect of reducing oil and natural gas revenues by $1.8 million and $15.7 million, or $0.03 and $0.39 per Mcfe, for the nine months ended September 30, 2001 and 2000, respectively.

         COMMODITY PRICE RISK MANAGEMENT ACTIVITIES. The Company recorded a net gain of $17.7 million in the non-hedge non-cash change in fair value of derivatives and a net loss of $1.0 million in non-hedge cash settlements of derivatives for the three months ended September 30, 2001. The net gain relates to cash settlements of derivatives and changes in fair value on derivatives that under SFAS No. 133 do not qualify for hedge accounting. Old Westport had no derivatives that did not qualify for hedge accounting for the three months ended September 30, 2000.

          For the nine months ended September 30, 2001, the Company recorded a net gain of $24.5 million in the non-hedge non-cash change in fair value of derivatives and a net loss of $0.6 million in non-hedge cash settlements of derivatives. The net gain relates to cash settlements of derivatives and changes in fair value on derivatives that under SFAS No. 133 do not qualify for hedge accounting. Old Westport had no derivatives that did not qualify for hedge accounting for the nine months ended September 30, 2000.

         LEASE OPERATING EXPENSE. Lease operating expense for the three months ended September 30, 2001 increased by $6.7 million, or 82%, from $8.1 million to $14.8 million, compared to the same period in 2000. Lease operating expenses from the acquired Belco properties accounted for $2.5 million of the increase. An increase of $0.4 million was due to chemicals used in initiating the alkaline surfactant polymer flood in the Mellot Ranch field in the Powder River Basin area. An increase of $1.3 million was a result of increased production from recent discoveries. The remaining increase was primarily due to nonrecurring expenditures incurred on offshore platforms and workovers performed on certain fields in the Williston Basin. On a per Mcfe basis, lease operating expense increased from $0.51 to $0.63 in the 2000 and 2001 periods, respectively.

         Lease operating expense for the nine months ended September 30, 2001 increased by $11.2 million, or 47%, from $23.6 million to $34.8 million, compared to the same period in 2000. Lease operating expenses from the acquired EPGC properties and Belco properties accounted for $1.5 million and $2.5 million, respectively, of the increase. An increase of $1.4 million was due to chemicals used in initiating the alkaline surfactant polymer flood in the Mellot Ranch field in the Powder River Basin. Lease operating expenses increased in the Gooseberry field in the Big Horn Basin by $0.6 million as a result of several workovers to enhance current production. Recent discoveries in the Gulf of Mexico and recent onshore discoveries accounted for $1.1 million and $1.5 million, respectively, of the increase. Also the acquired interest in the Ward Estes lease in West Texas in August 2000 accounted for $0.5 million of the increase. Remaining increase was primarily due to workovers performed on certain fields in the Williston Basin. On a per Mcfe basis, lease operating expense increased from $0.59 to $0.63 in the 2000 and 2001 periods, respectively.

         PRODUCTION TAXES. Production taxes for the three months ended September 30, 2001 increased by $0.2 million, or 7%, from $2.8 million to $3.0 million, compared to the same period in 2000. Acquired Belco properties caused production taxes to increase $1.1 million. As a percent of oil and natural gas revenues (excluding the effects of hedges), Old Westport had a percentage of 3.3% and Belco's percentage was 9.4%. Old Westport's percentage decreased from 4.0% to 3.3% as a result of recent discoveries in the Gulf of Mexico that are not subject to production taxes. As a percent of oil and natural gas revenues (excluding the effects of hedges), production taxes increased from 4.0% to 4.3%. The increase in production taxes as a percent of revenue is primarily the result of the Belco acquisition, which increased the number of onshore properties that are subject to production taxes.

         Production taxes for the nine months ended September 30, 2001 increased by $1.4 million, or 19%, from $7.5 million to $8.9 million, compared to the same period in 2000. Acquired Belco properties accounted for $1.1 million of the increase in production taxes. As a percent of oil and natural gas revenues (excluding the effects of hedges), production taxes decreased from 4.7% to 3.8%. The decrease in production taxes as a percent of revenue is primarily the result of the EPGC merger and recent discoveries in the Gulf of Mexico, which increased the number of offshore properties that are not subject to production taxes.

         TRANSPORTATION COSTS. Transportation costs for the three months ended September 30, 2001 increased by $0.6 million, or 109%, from $0.6 million to $1.2 million, compared to the same period in 2000. The majority of the increase was due to additional offshore and coalbed methane wells that started producing in the latter part of 2000 and 2001.

         Transportation costs for the nine months ended September 30, 2001 increased by $1.9 million, or 95%, from $2.0 million to $3.9 million, compared to the same period in 2000. Transportation costs from the acquired EPGC properties accounted for $0.2 million of the increase. The remaining increase was primarily due to additional offshore and coalbed methane wells that started producing in the latter part of 2000 and 2001.

         EXPLORATION COSTS. Exploration costs for the three months ended September 30, 2001 increased by $12.1 million from $1.3 million to $13.4 million, compared to the same period in 2000. Dry hole costs increased $10.0 million as a result of two unsuccessful exploratory wells drilled in the Gulf of Mexico during the three months ended September 30, 2001. For the three months ended September 30, 2000 there was one unsuccessful onshore well. Purchases of Gulf of Mexico 3-D seismic data increased $1.9 million during the three months ended September 30, 2001 compared to the same period in 2000.

         Exploration costs for the nine months ended September 30, 2001 increased by $16.7 million, or 220%, from $7.6 million to $24.3 million, compared to the same period in 2000. Dry hole costs increased $14.5 million as a result of five unsuccessful exploratory wells drilled in the Gulf of Mexico during the nine months ended September 30, 2001. For the nine months ended September 30, 2000 there were two unsuccessful exploratory offshore wells and two unsuccessful exploratory onshore wells. Purchases of Gulf of Mexico 3-D seismic data increased $1.8 million during the nine months ended September 30, 2001 compared to the same period in 2000.

         DEPLETION, DEPRECIATION AND AMORTIZATION (DD&A) EXPENSE. DD&A expense increased $11.8 million during the three months ended September 30, 2001, from $19.4 million to $31.2 million, compared to the same period in 2000. Acquired Belco properties accounted for $5.3 million of the increase. An increase of $5.2 million is related to recent discoveries in the Gulf of Mexico and an increase of $0.6 million was due to additions in oil and natural gas properties in northern Louisiana since September 30, 2000. On a per Mcfe basis, DD&A expense increased from $1.22 to $1.34 primarily due to recent discoveries in the Gulf of Mexico.

         DD&A expense increased $30.2 million during the nine months ended September 30, 2001, from $42.0 million to $72.2 million, compared to the same period in 2000. Depletion related to the acquired EPGC properties and Belco properties caused DD&A expense to increase $8.9 million and $5.3 million, respectively. Recent discoveries in the Gulf of Mexico caused DD&A expense to increase $10.8 million. An increase of $2.2 million was due to additions in oil and natural gas properties in northern Louisiana since September 30, 2000. These increases were the primary factors which caused DD&A expense to increase on a per Mcfe basis from $1.06 to $1.30.

         IMPAIRMENT OF UNPROVED PROPERTIES. During the three months ended September 30, 2001, we recognized unproved property impairments of $1.4 million on offshore leases, as a result of an assessment of the exploration opportunities existing on such properties. During the three months ended September 30, 2000, we recognized unproved property impairments of $0.4 million for various leases held in North Dakota, Louisiana and Wyoming.

          During the nine months ended September 30, 2001, we recognized unproved property impairments of $3.1 million on offshore leases, as a result of an assessment of the exploration opportunities existing on such properties. During the nine months ended September 30, 2000, we recognized unproved property impairments of $1.9 million of which impairments of $0.6 million were taken on offshore leases, $0.4 million for leases held in Kansas and the remaining $0.9 million for various leases held in North Dakota, Wyoming and Louisiana.

         STOCK COMPENSATION EXPENSE. During the three months ended September 30, 2001, we reduced stock compensation expense previously recognized by $2.4 million as a result of applying the provisions of FASB Interpretation No. 44 and recorded $0.1 million in expense related to the issuance of restricted stock. During the three months ended September 30, 2000, we recorded $0.3 million of stock compensation expense as a result of applying the provisions of FASB Interpretation No. 44.

         During the nine months ended September 30, 2001, we recorded a $1.4 million reduction in stock compensation expense previously recognized as a result of applying the provisions of FASB Interpretation No. 44 and $0.3 million in expense related to the issuance of restricted stock. The reduction of $1.4 million partially offsets the $2.2 million of stock compensation expense recorded in the second half of 2000 related to provisions of FASB Interpretation No. 44. During the nine months ended September 30, 2000, we recognized $3.7 million of stock compensation expense due to a $3.4 million one-time stock compensation expense related to the repurchase of employee stock options and $0.3 million related to provisions of FASB Interpretation No. 44.

         GENERAL AND ADMINISTRATIVE (G&A) EXPENSE. G&A expense increased $2.0 million, or 99%, during the three months ended September 30, 2001, from $2.1 million to $4.1 million, compared to the same period in 2000. The Belco merger accounted for $0.9 million of the increase. The majority of the remaining increase was related to payroll costs such as salaries and benefits, resulting from an increase in staff and costs incurred in 2001 as a result of the reporting requirements of being an SEC registrant.

         G&A expense increased $5.5 million, or 104%, during the nine months ended September 30, 2001, from $5.3 million to $10.8 million, compared to the same period in 2000. In connection with the EPGC merger additional employees were hired in the Houston office which accounted for a $2.3 million increase in G&A expense. The Belco Merger accounted for $0.9 million of the increase. A majority of the remaining increase was due to payroll costs resulting from an increase in staff and costs incurred in 2001 as a result of the reporting requirements of being an SEC registrant.

         OTHER INCOME (EXPENSE). Other expense for the three months ended September 30, 2001 was $1.2 million compared to $2.9 million for the three months ended September 30, 2000. Interest expense increased $0.7 million during the three months ended September 30, 2001, as a result of the merger with Belco. Other income increased $2.2 million primarily from changes in fair values on interest rate swap contracts that were not designated as hedges for accounting purposes. The remaining change was primarily due to an increase of $0.2 million in interest income caused by the increase in the Company's cash balance.

         Other expense for the nine months ended September 30, 2001 was $1.1 million compared to $7.7 million for the nine months ended September 30, 2000. Interest expense decreased $3.9 million during the nine months ended September 30, 2001, as a result of a reduction in our debt balance. Other income increased $1.8 million primarily from changes in fair values on interest rate swap contracts that were not designated as hedges for accounting purposes. Interest income increased $0.9 million due to the increase in the Company's cash balance.

         INCOME TAXES. We recorded deferred income tax expense of $6.8 million for the three months ended September 30, 2001 and $10.2 million for the three months ended September 30, 2000. The difference between the income tax expense for those periods and the amounts that would be calculated by applying statutory income tax rates to income before income taxes is due primarily to the utilization of credits generated from applying enhanced recovery methods in both periods.

         We recorded income tax expense of $35.9 million ($33.9 million deferred and $2.0 million current) for the nine months ended September 30, 2001 and $15.2 million for the nine months ended September 30, 2000. The difference between the income tax expense for those periods and the amounts that would be calculated by applying statutory income tax rates to income before income taxes is due primarily to the reversal of deferred tax valuation allowance in the 2000 period and the utilization of credits generated from applying enhanced recovery methods in both periods.

         NET INCOME. Net income for the three months ended September 30, 2001 was $11.8 million compared to net income of $19.0 million for the three months ended September 30, 2000. The variance was primarily attributable to increases of $31.8 million in operating expenses offset by increases of $19.4 million in net revenues and decreases of $3.5 million and $1.7 million in income tax expense and other expense, respectively.

         Net income for the nine months ended September 30, 2001 was $62.4 million compared to net income of $29.6 million for the nine months ended September 30, 2000. The variance was primarily attributable to increases in revenues of $110.4 million and decreases in other expenses of $6.7 million offset by increases of $63.6 million in operating expenses and $20.7 million in income tax expense.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's principal uses of capital have been for the exploitation, acquisition and exploration of oil and natural gas properties.

         Cash flow from operating activities was $175.7 million for the nine months ended September 30, 2001 compared to $64.9 million for the nine months ended September 30, 2000. Operating cash flow in the nine month period increased compared to the prior period due to an increase in natural gas prices, increase in production as a result of the mergers with EPGC and Belco, recent discoveries in the Gulf of Mexico, additional production from coalbed methane development and activity in the Wiley, northern Louisiana and Ward Estes Fields.

         Cash flow used in investing activities was $138.4 million for the nine months ended September 30, 2001 compared to $88 million for the nine months ended September 30, 2000. Of this total, $132.7 million was used for exploitation and exploration activities and $6.3 million was used for acquisitions, offset by proceeds from sales of properties of $0.7 million. Investing activities for the nine months ended September 30, 2000 included $49.7 million for exploitation and exploration activities and $43.9 million for acquisitions, of which $42.4 million was related to the merger with EPGC.

         Net cash used in financing activities was $20.5 million for the nine months ended September 30, 2001 compared to $39.1 million cash generated for the nine months ended September 30, 2000. Financing activities for the nine months ended September 30, 2001 consisted of $273.3 million in repayment of long-term debt, new financing fees of $2 million and stock repurchase of $0.4 million offset by $255.0 million in borrowings and $0.3 million from the issuance of common stock. Financing activities for the nine months ended September 30, 2000 reflected borrowings of $50 million utilized to consummate the merger with EPGC and $0.1 million from the issuance of common stock offset by repayments of long-term debt of $11.0 million.

FINANCING ACTIVITY

Revolving Credit Facility

         The Company entered into a new credit facility (the "Revolving Credit Facility") with a syndicate of banks upon closing of the Merger, which was subsequently amended on November 5, 2001. The Revolving Credit Facility, as amended, provides for a maximum committed amount of $500 million and a borrowing base of approximately $400 million as of November 5, 2001. The facility matures on July 1, 2005. Advances under the Revolving Credit Facility are in the form of either an ABR loan or a Eurodollar loan.

         The interest on an ABR loan is a fluctuating rate based upon the highest of: (1) the Chase Manhattan Bank prime rate; (2) the secondary market rate for three month certificates of deposits plus 1%; and (3) the Federal Funds Effective rate plus 0.5% plus in each case a margin of 0% to 1.25% based upon the ratio of total debt to EBITDAX.

         The interest on a Eurodollar loan is a fluctuating rate based upon the rate at which Eurodollar deposits in the London interbank market are quoted plus a margin of 1.25% to 1.50% based upon the ratio of total debt to EBITDAX.

         As of September 30, 2001, we had borrowings and letters of credit issued of approximately $260 million outstanding under the Revolving Credit Facility, and available unused borrowing capacity of approximately $140 million with an average interest rate of 4.58%. Of the total amount borrowed, approximately $140 million was borrowed in connection with the Merger and to fund our capital expenditures and working capital needs, and approximately $115 million was borrowed to redeem our 10.5% Senior Subordinated Notes due 2006. The 10.5% Senior Subordinated Notes, originally issued by Coda Energy and assumed in connection with the Merger, were redeemed pursuant to the optional redemption provision of the related indenture at 105.25% of the principal amount of each note plus accrued interest, for a total amount of approximately $120 million. No gain or loss was recognized in connection with the redemption as the fair value of the 10.5% Senior Subordinated Notes recorded in connection with the Merger equaled the redemption cost. As of November 5, 2001, after taking into account the items mentioned below, we had borrowings and letters of credit of approximately $20 million outstanding under the Revolving Credit Facility and approximately $380 million of unused borrowing capacity available.

8.875% Senior Subordinated Notes due 2007

         In connection with the Merger, the Company assumed $147 million face amount, $149 million fair value of Belco's 8.875% Senior Subordinated Notes due 2007. On November 1, 2001, approximately $24.3 million face amount of these notes was tendered to us pursuant to the change of control provisions of the related indenture. The tender price was equal to 101% of the principal amount of each note plus accrued and unpaid interest as of October 29, 2001. Including the premium and accrued interest, the total amount paid was $24.8 million. The Company used borrowings under its Revolving Credit Facility to fund the repayment. No gain or loss will be recorded in connection with the redemption as the fair value of the 8.875% Senior Subordinated Notes recorded in connection with the Merger equaled the redemption cost.

8.25% Senior Subordinated Notes due 2011

         On November 5, 2001, the Company completed the private placement of $275 million of 8.25% Senior Subordinated Notes due 2011 pursuant to SEC rule 144A. The notes are non-callable until November 1, 2006, when the Company has the right to redeem them for 104.125% of the face value, declining thereafter to face value in 2009. Proceeds of approximately $268 million, net of underwriting discounts, were used to reduce outstanding indebtedness under the Revolving Credit Facility.

Stock Repurchase

         On September 21, 2001, the Board of Directors authorized management to repurchase up to $30 million of our common stock. Under this authorization, we have repurchased 30,000 shares at an average price of $13.61 per share including broker commissions.

Capital Expenditures

         We anticipate that our capital expenditures for 2001 on a combined basis will be approximately $250 million to $260 million and approximately $180 million to $200 million in 2002, not including acquisitions. We will continue to seek opportunities for acquisitions of proved reserves with substantial exploitation and exploration potential. The size and timing of capital requirements for acquisitions is inherently unpredictable and we therefore do not budget for them. We expect to fund our capital expenditure activities through a combination of cash flow from operations and borrowings under the Revolving Credit Facility.

         We believe that our capital resources are adequate to meet the requirements of our business. However, future cash flows are subject to a number of variables including the level of production and oil and natural gas prices. We cannot assure you that operations and other capital resources will provide cash in sufficient amounts to maintain planned levels of capital expenditures or that increased capital expenditures will not be undertaken. Actual levels of capital expenditures may vary significantly due to a variety of factors, including but not limited to:

         o        Drilling results;

         o        Product prices;

         o        Industry conditions and outlook; and

         o        Future acquisition of properties.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

         This report includes "forward looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements include estimates, plans, expectations, opinions, forecasts, projections, guidance or other statements that are not statements of fact. In particular, these include, among other things, statements relating to:

         o        Benefits of the Merger;

         o        Amount, nature and timing of capital expenditures;

         o        Drilling of wells;

         o        Reserve estimates;

         o        Timing and amount of future production of oil and natural gas;

         o        Operating costs and other expenses;

         o        Cash flow and anticipated liquidity;

         o Estimates of proved reserves, exploitation potential or exploration prospect size; and

         o        Marketing of oil and natural gas.

Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, can give no assurance that such expectations will prove to have been correct. There are many factors that could cause forward-looking statements not to be correct, including the cautionary statements contained in this report and risks and uncertainties inherent in the Company's business set forth in the filings of the Company with the Securities and Exchange Commission. These risks include, among others:

         o        The risks associated with exploration;

         o Uncertainties related to the integration of Belco and Old Westport following the Merger;

         o Our ability to find, acquire, market, develop and produce new properties;

         o        Oil and natural gas price volatility;

         o Financial difficulties experienced by counter parties to commodity price risk management activity;

         o Uncertainties in the estimation of proved reserves and in the projection of future rates of production and timing of exploitation expenditures;

         o Operating hazards attendant to the oil and natural gas business;

         o Drilling and completion risks that are generally not recoverable from third parties or insurance;

         o Potential mechanical failure or underperformance of significant wells;

         o        Climatic conditions;

         o        Availability and cost of material and equipment;

         o Actions or inactions of third-party operators of our properties;

         o        Our ability to find and retain skilled personnel;

         o        Availability of capital;

         o        The strength and financial resources of our competitors;

         o        Regulatory developments;

         o        Environmental requirements; and

         o        General economic conditions.

When you consider these forward-looking statements, you should keep in mind these risk factors and the other cautionary statements in this report. Our forward-looking statements speak only as of the date made. The Company does not undertake any obligation to update any forward-looking statements contained in this report.

ITEM 3.         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company's market risk exposures relate primarily to commodity prices and interest rates. The Company enters into various transactions involving commodity price risk management activities involving a variety of derivatives instruments to hedge the impact of crude oil and natural gas price fluctuations. In addition, the Company enters into interest rate swap agreements to reduce current interest burdens related to its fixed long-term debt.

         The derivative commodity price instruments are generally put in place to limit the risk of adverse oil and natural gas price movements. However, such instruments can limit future gains resulting from upward favorable oil and natural gas price movements. Recognition of both realized and unrealized gains or losses are reported currently in the Company's financial statements as required by existing generally accepted accounting principles.

         As of September 30, 2001, the Company had substantial derivative financial instruments outstanding and related to its price risk management program. See "Footnote 5" to the consolidated financial statements for additional details on the Company's oil and natural gas related transactions in effect as of September 30, 2001. For more information on our interest rate swaps in effect as of September 30, 2001, see "Footnote 6" to the consolidated financial statements.

                           PART II - OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS.

                  None.

ITEM 2.       CHANGES IN SECURITIES AND USE OF PROCEEDS.

       (a) During the quarter ended September 30, 2001, we issued 11,030 shares of Common Stock, including 10,000 shares of restricted stock awards, pursuant to the Company's 2000 Stock Incentive Plan. During the same period prior to the Merger, Old Westport issued 500 shares of its common stock under the plan.

       (b) In connection with the Merger, on August 21, 2001 the Company consummated a 0.4125 for 1 reverse stock split for existing Belco stockholders (issuing approximately 13.588 million shares) and issued approximately 38.469 million shares of common stock to Old Westport stockholders.

       (c) On September 15, 2001 we paid the second and third quarter dividends for 2001 of $0.40625 per share per quarter of the 6.5% Preferred Stock assumed in the Merger. The second quarter dividends were previously in arrears.

       (d) On September 20, 2001, we redeemed 10.5% senior subordinated notes due 2006. The notes were originally issued by Coda Energy, Inc. and assumed in the Merger. The notes were redeemed for $1,052.50 each for a total amount of $114.7 million plus accrued interest of $5.3 million. We used funds from our Revolving Credit Facility to fund the redemption.

       (e) On September 21, 2001, the Board of Directors authorized management to repurchase up to $30 million of our common stock. Under this authorization, we have repurchased 30,000 shares at an average price of $13.25 per share.

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES.

       (a) The second quarter dividends for 2001 of $0.40625 per share of the preferred stock were previously in arrears. These were paid on September 15, 2001.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

       (a) Belco held a special meeting of stockholders (the "Special Meeting") on August 21, 2001.

       (b) Laurence D. Belfer, James M. Funk, Peter R. Hearl, William F. Wallace, Alex M. Cranberg, David L. Porges, Donald D. Wolf, Robert
              A. Belfer, Murry S. Gerber, Michael Russell and Randy Stein were elected to serve as directors of the Company.

       (c) Three proposals were voted on and approved by stockholders at the Special Meeting, with the following vote tabulation:

              o Approval of the Agreement and Plan of Merger dated June 8, 2001, between Belco and Old Westport, and the transactions contemplated thereby, including the assumption of the Westport Resources Corporation 2000 Stock Incentive Plan, as amended immediately prior to the Merger, and the reservation of 6,232,484 shares issuable under the plan.

                               For                      Against or Withheld                 Abstain
                               ---                      -------------------                 -------

                            23,786,219                        885,809                        6,228

              o An amendment to the Belco articles of incorporation to, among other things, change Belco's name to "Westport Resources Corporation", decrease the number of authorized shares of common stock, create a classified board of directors, provide indemnification of certain persons (including directors and officers of Belco and, after the Merger, the combined company) and to elect not to be governed by the Nevada Revised Statutes "Combination" provisions.

                               For                      Against or Withheld                 Abstain
                               ---                      -------------------                 -------

                            23,533,581                      1,129,847                       14,828

              o      Election of directors.

                                                                   For        Against or Withheld           Abstain
                                                                   ---        -------------------           -------
                   Class I Nominees

                   Laurence D. Belfer                          22,891,277          1,786,979               1,786,979
                   James M. Funk                               22,892,977          1,785,279               1,785,279
                   Peter R. Hearl                              22,892,977          1,785,279               1,785,279
                   William F. Wallace                          22,892,977          1,785,279               1,785,279

                   Class II Nominees

                   Alex M. Cranberg                            22,892,977          1,785,279               1,785,279
                   David L. Porges                             22,892,977          1,785,279               1,785,279
                   Donald D. Wolf                              22,892,977          1,785,279               1,785,279

                   Class III Nominees

                   Robert A. Belfer                            22,892,977          1,785,279               1,785,279
                   Murry S. Gerber                             22,892,977          1,785,279               1,785,279
                   Michael Russell                             22,892,977          1,785,279               1,785,279
                   Randy Stein                                 22,892,977          1,785,279               1,785,279

ITEM 5.       OTHER INFORMATION.

         None

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K.

       (a)    Exhibits. The following exhibits are filed as part of this Form
              10-Q:

              2.1 Agreement and Plan of Merger, dated as of March 9, 2000, by and among Westport Oil and Gas Company, Inc., Westport Energy Corporation, Equitable Production Company, Equitable Production (Gulf) Company and EPGC Merger Sub Corporation (incorporated by reference to Exhibit 2.1 to the registration statement on Form S-1, Registration No. 333-40422).

              2.2 Agreement and Plan of Merger, dated as of June 8, 2001, by and among Belco Oil & Gas Corp. and Westport Resources Corporation (incorporated by reference to Exhibit 2.1 to the registration statement on Form S-4/A, (Registration No. 333-64320), filed with the Securities and Exchange Commission on July 24, 2001).

              3.1 Amended Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the registration statement on Form 8-A/A, filed with the Securities and Exchange Commission on August 31, 2001).

              3.2 Second Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the registration statement on Form 8-A/A, filed with the Securities and Exchange Commission on August 31, 2001).

              4.1 Specimen Certificate for shares of Common Stock of the Company (incorporated by reference to Exhibit 4.1 to the registration statement on Form 8-A/A, filed with the Securities and Exchange Commission on August 31, 2001).

              4.2 Specimen Certificate for shares of 6 1/2% Convertible Preferred Stock of the Company (incorporated by reference to Exhibit 4 to the registration statement on Form 8-A/A, filed with the Securities and Exchange Commission on August 31, 2001).

              4.3* Second Supplemental Indenture, dated as of August 21, 2001, among the Company, certain subsidiary guarantors party thereto and The Bank of New York, as trustee.

              4.4* Subsidiary Guarantee, dated as of August 21, 2001, by Belco Energy Corp., Belco Energy I L.P., Belco Finance Co., BOG Wyoming LLC, Electra Resources, Inc., Fortune Corp., Gin Lane Company, Jerry Chambers Exploration Company, Westport Argentina LLC, Westport Canada LLC, Westport Oil and Gas Company, Inc. and Westport Overriding Royalty LLC, as guarantors.

              4.5 Second Amended and Restated Shareholders Agreement dated July 20, 2001 by and among Westport Resources Corporation, Belco Oil & Gas Corp., ERI Investments, Inc., Westport Energy LLC and certain stockholders (incorporated by reference to Exhibit 4.2 to the registration statement on Form S-4/A, (Registration No. 333-64320), filed with the Securities and Exchange Commission on July 24, 2001.

              10.1 Belco Oil & Gas Corp. Retention and Severance Benefit Plan dated June 8, 2001 (incorporated by reference to Exhibit
                     10.18 to the registration statement on Form S-4/A (Registration No. 333-64320), filed with the Securities and Exchange Commission on July 24, 2001).

              10.2* Credit Agreement, dated as of August 21, 2001, among the Company, certain lenders party thereto, the Chase Manhattan Bank, as administrative agent for the lenders, Credit Suisse First Boston and Fleet National Bank, as syndication agents for the lenders, and Fortis Capital Corp. and U.S. Bank National Association, as documentation agents for the lenders.

* filed herewith

         (b)  Reports on Form 8-K

                     A report on Form 8-K, filed with the Securities and Exchange Commission on July 23, 2001, to announce Belco Oil & Gas Corp.'s mid-year reserve information.

                     A report on Form 8-K, filed with the Securities and Exchange Commission on August 31, 2001, to announce the closing of the merger between Old Westport and Belco.

                     A report on Form 8-K, filed with the Securities and Exchange Commission on October 9, 2001, to announce that
                     (i) the Company had redeemed its 10.5% Senior Subordinated Notes due 2006, (ii) the board of directors had authorized management to repurchase up to $30,000,000 of the Company's common stock, and (iii) the Company had updated its operating results for the third quarter of 2001.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         WESTPORT RESOURCES CORPORATION



Date:  November 14, 2001             By: /s/ Donald D. Wolf
                                         ---------------------------------------
                                     Name:  Donald D. Wolf
                                     Title: Chairman and Chief Executive Officer


Date:  November 14, 2001             By: /s/ Lon McCain
                                         ---------------------------------------
                                     Name:  Lon McCain
                                     Title: Chief Financial Officer

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                   DESCRIPTION
-------                  -----------

   2.1                   Agreement and Plan of Merger, dated as of March 9,
                         2000, by and among Westport Oil and Gas Company, Inc.,
                         Westport Energy Corporation, Equitable Production
                         Company, Equitable Production (Gulf) Company and EPGC
                         Merger Sub Corporation (incorporated by reference to
                         Exhibit 2.1 to the registration statement on Form S-1, Registration No. 333-40422).

   2.2 Agreement and Plan of Merger, dated as of June 8, 2001, by and among Belco Oil & Gas Corp. and Westport
                         Resources Corporation (incorporated by reference to Exhibit 2.1 to the registration statement on Form
                         S-4/A, (Registration No. 333-64320), filed with the
                         Securities and Exchange Commission on July 24, 2001).

   3.1                   Amended Articles of Incorporation of the Company
                         (incorporated by reference to Exhibit 3.1 to the registration statement on Form 8-A/A, filed with the Securities and Exchange Commission on August 31, 2001).

   3.2                   Second Amended and Restated Bylaws of the Company
                         (incorporated by reference to Exhibit 3.2 to the registration statement on Form 8-A/A, filed with the Securities and Exchange Commission on August 31, 2001).

   4.1 Specimen Certificate for shares of Common Stock of the Company (incorporated by reference to Exhibit 4.1 to the registration statement on Form 8-A/A, filed with the Securities and Exchange Commission on August 31,
                         2001).

   4.2                   Specimen Certificate for shares of 6 1/2% Convertible
                         Preferred Stock of the Company (incorporated by reference to Exhibit 4 to the registration statement on Form 8-A/A, filed with the Securities and Exchange
                         Commission on August 31, 2001).

   4.3*                  Second Supplemental Indenture, dated as of August 21,
                         2001, among the Company, certain subsidiary guarantors party thereto and The Bank of New York, as trustee.

   4.4*                  Subsidiary Guarantee, dated as of August 21, 2001, by
                         Belco Energy Corp., Belco Energy I L.P., Belco Finance
                         Co., BOG Wyoming LLC, Electra Resources, Inc., Fortune
                         Corp., Gin Lane Company, Jerry Chambers Exploration
                         Company, Westport Argentina LLC, Westport Canada LLC,
                         Westport Oil and Gas Company, Inc. and Westport
                         Overriding Royalty LLC, as guarantors.

   4.5 Second Amended and Restated Shareholders Agreement dated July 20, 2001 by and among Westport Resources
                         Corporation, Belco Oil & Gas Corp., ERI Investments,
                         Inc., Westport Energy LLC and certain stockholders
                         (incorporated by reference to Exhibit 4.2 to the registration statement on Form S-4/A, (Registration No.
                         333-64320), filed with the Securities and Exchange
                         Commission on July 24, 2001.

   10.1                  Belco Oil & Gas Corp. Retention and Severance Benefit
                         Plan dated June 8, 2001 (incorporated by reference to
                         Exhibit 10.18 to the registration statement on Form
                         S-4/A (Registration No. 333-64320), filed with the
                         Securities and Exchange Commission on July 24, 2001).

   10.2* Credit Agreement, dated as of August 21, 2001, among the Company, certain lenders party thereto, the Chase
                         Manhattan Bank, as administrative agent for the lenders, Credit Suisse First Boston and Fleet National
                         Bank, as syndication agents for the lenders, and Fortis
                         Capital Corp. and U.S. Bank National Association, as documentation agents for the lenders.

* filed herewith