Form 10-K
period 2001-12-31
WESTPORT RESOURCES CORP /NV/
filed 2002-03-19
CIK 889005

Use these links to rapidly review the document
Table of Contents
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2001

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to .

Commission file number: 001-14256

WESTPORT RESOURCES CORPORATION
(Exact name of Registrant as specified in its charter)

Nevada	13-3869719
(State of incorporation or organization)	(I.R.S. Employer Identification No.)

410 Seventeenth Street, Suite 2300
Denver, Colorado 80202
(Address of principal executive offices)
(Zip code)

(303) 573-5404
(Registrant's telephone number including area code):

Securities registered pursuant to Section 12(b) of the Act:

Title of Securities	Exchanges on which Registered
Common Stock, par value $.01 per share	New York Stock Exchange
6 1/2% Convertible Preferred Stock, par value $.01 per share	New York Stock Exchange

Securities registered pursuant to section 12(g) of the Act:
 None
(Title of class)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

        The aggregate market value of the 16,380,684 shares of voting common stock held by non-affiliates of the Registrant, based upon the closing sale price of the common stock on March 1, 2002 of $18.69 per share as reported on the New York Stock Exchange, was $306,154,984. At such date, 52,091,897shares of the Registrant's common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

        Parts of the definitive proxy statement for the Registrant's 2002 annual meeting of stockholders are incorporated by reference into Part III of this Form 10-K.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

        Our disclosure and analysis in this report, including information incorporated by reference, includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or Securities Act, Section 21E of the Securities Exchange Act of 1934, as amended, or Exchange Act, and the Private Securities Litigation Reform Act of 1995, that are subject to risks and uncertainties. Forward-looking statements give our current expectations and projections relating to the merger of Westport Resources Corporation and Belco Oil & Gas Corp., also referred to as the Merger, and the financial condition, results of operations, plans, objectives, future performance and business of Westport Resources Corporation and its subsidiaries. You can identify these statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as "anticipate," "estimate," "expect," "project," "intend," "plan," "believe" and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events. All statements other than statements of historical facts included in this report that address activities, events or developments that we expect, believe or anticipate will or may occur in the future are forward-looking statements and include, among other things, statements relating to:

  •
  amount, nature and timing of capital expenditures;

  •
  drilling of wells;

  •
  reserve estimates;

  •
  timing and amount of future production of oil and natural gas;

  •
  operating costs and other expenses;

  •
  cash flow and anticipated liquidity;

  •
  estimates of proved reserves, exploitation potential or exploration prospect size; and

  •
  marketing of oil and natural gas.

        These forward-looking statements are based on our expectations and beliefs concerning future events affecting us and are subject to uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control. Although we believe that the expectations reflected in our forward-looking statements are reasonable, we do not know whether our expectations will prove correct. Any or all of our forward-looking statements in this report may turn out to be wrong. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Many factors mentioned in our discussion in this report, including the risks outlined under "Risk Factors," will be important in determining future results. Actual future results may vary materially. Because of these factors, we caution that investors should not place undue reliance on any of our forward-looking statements. Further, any forward-looking statement speaks only as of the date on which it is made, and except as required by law we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which it is made or to reflect the occurrence of anticipated or unanticipated events or circumstances.

PART I

ITEM 1. BUSINESS

About Westport

        Unless otherwise indicated or the context otherwise requires, all references in this report to "Westport," the "Company," "us," "our," or "we," are to Westport Resources Corporation, a Nevada corporation, and its consolidated subsidiaries. Except as otherwise specified, references to "Old Westport" are to Westport Resources Corporation prior to its merger, referred to as the Merger, with and into Belco Oil & Gas Corp. on August 21, 2001. Belco survived the Merger and changed its name to "Westport Resources Corporation." Because former Old Westport stockholders now own a majority of Westport common stock as a result of the Merger, the Merger is accounted for as a reverse acquisition in which Old Westport is the purchaser of Belco. References to "Belco" are to Belco Oil & Gas Corp. prior to the Merger. We have provided definitions for some of the oil and natural gas industry terms used in this report in the "Glossary of Oil and Natural Gas Terms" beginning on page 22.

        We are an independent energy company engaged in oil and natural gas exploitation, acquisition and exploration activities primarily in the United States. Based upon production levels for the year ended December 31, 2001, we are among the 25 largest domestic independent exploration and production companies. Our corporate headquarters are in Denver, Colorado and we have division offices in Denver, Colorado, Dallas, Texas and Houston, Texas.

        We focus on maintaining a balanced portfolio of lower-risk, long-life onshore reserves and higher-margin offshore reserves to provide a diversified cash flow foundation for our exploitation, acquisition and exploration activities. Our reserves and production operations are concentrated in the following divisions: Northern, which includes primarily properties in North Dakota and Wyoming; Southern, which includes primarily properties in Oklahoma, Texas and Louisiana; and Gulf of Mexico, which includes our offshore properties. As of December 31, 2001, our reserve base consisted of 56% natural gas and 44% oil and had a reserve life index of 7.2 years, based upon our annualized production rate in the fourth quarter of 2001. We produced 88.1 Bcfe in 2001 while generating oil and natural gas sales and EBITDAX of $317.3 million and $244.9 million, respectively.

        Over the last several years, growth in our reserves, production and cash flow has resulted primarily from our acquisitions and subsequent development drilling activities focused in core project areas. From Old Westport year-end 1997 to Westport as of December 31, 2001, we increased proved reserves from 197 Bcfe to 930 Bcfe, a compounded annual growth rate of approximately 47%. Over the same period we increased average daily production from 66 Mmcfe/d to 353 Mmcfe/d, a compounded annual growth of approximately 52%. This growth has been complemented by management's ability to substantially reduce our cost structure, including lease operating expenses, transportation costs, production taxes and general and administrative costs, over the same period from $1.32 per Mcfe to $1.04 per Mcfe.

        We believe that our exploitation and acquisition expertise and our sizable exploration inventory, together with our operating experience and efficient cost structure, provide us with the ability to generate substantial current cash flow and position us for future growth. We operate approximately 70% of the net present value of our reserves, allowing us to better manage expenses, capital allocation and the decision-making processes related to other aspects of exploitation and exploration activities. Our capital budget for 2001 excluding amounts related to the Merger was approximately $195 million, balanced between exploitation and exploration both onshore and offshore. We have a capital budget of approximately $170 million for 2002, which does not include potential acquisitions. Nearly 70% of the 2002 budget is allocated to exploitation, which includes lower-risk drilling and continued expansion of a number of our secondary recovery projects. We have over 1,000 identified drilling opportunities and anticipate drilling over 300 of these locations in 2002.

        As of December 31, 2001, our estimated proved reserves of 930 Bcfe had a pre-tax SEC net present value, discounted at 10%, of approximately $924 million based on year-end NYMEX prices of $19.78 per barrel of oil and $2.72 per Mmbtu of natural gas. Approximately 76% of our reserves were classified as proved developed as of December 31, 2001. The following table sets forth the volume and net present value of our estimated proved reserves as of December 31, 2001 and a summary of our fourth quarter 2001 production by division:

			Year Ended December 31, 2001
	Quarter Ended December 31, 2001 Average Net Daily Production
			Proved Reserve Quantities				Net Present Value (Before Income Taxes)
Division	Mmcfe/d	Percent	Crude Oil (Mmbbl)	Natural Gas (Bcf)	Natural Gas Liquids (Mmbbl)	Total (Bcfe)	Amount (millions)	Percent
Northern	100.0	28.3%	23.0	150.9	—	288.8	$228.9	24.8%
Southern	145.4	41.1%	37.0	213.8	—	435.4	394.2	42.6%
Gulf of Mexico	108.0	30.6%	8.7	151.5	0.3	205.8	301.2	32.6%

Total	353.4	100.0%	68.7	516.2	0.3	930.0	$924.3	100.0%

Our Strategy

        Our strategy is to grow our reserve base, diversify our risk profile and expand our investment opportunities by (a) executing on lower-risk exploitation projects and acquisitions and (b) drilling potentially higher-impact exploration prospects, thereby balancing risks while maintaining significant potential for growth. To accomplish this, we will:

  •
  allocate approximately 65% to 75% of our capital budget to exploitation activities and 25% to 35% to exploration projects;

  •
  enhance our existing and acquired properties through exploitation to increase production and enlarge our reserve base;

  •
  pursue acquisitions with developmental upside to grow our inventory of exploitation projects and to employ our operating expertise;

  •
  generate and drill an extensive prospect inventory by applying current technology and leveraging off our significant operational capabilities; and

  •
  maintain financial flexibility and a conservative capital structure.

        We intend to implement our strategy as follows:

        Continue an Active Exploitation Program.  We drilled 242 development wells onshore and nine development wells offshore in the Gulf of Mexico in 2001, 242 of which were successful, resulting in a 96% success rate. In 2000, we drilled 153 development wells onshore and 24 development wells in the Gulf of Mexico with a 95% success rate. We have identified significant prospective exploitation projects both onshore and offshore and have a proven track record of executing such projects. For example, in 2000 we initiated a horizontal infill drilling program in our Wiley field in North Dakota, and enhanced our water injection capacity in that area to enhance the recovery of reserves. Through December 31, 2001, we have drilled 22 wells in this field, all of which have been successful. This activity increased gross production in this field from approximately 600 bbl/d in April 2000 to over 2,400 bbl/d in December 2001. In the next 12 months, we plan to drill 10 to 15 additional wells in the Wiley field. Company-wide we plan to drill more than 300 development wells in 2002.

        Pursue and Capitalize on Acquisitions.  Through a series of acquisitions from 1995 through 2000, Old Westport substantially increased its reserve base by investing approximately $454 million in acquiring oil and natural gas properties at an average unit acquisition cost of $1.10 per Mcfe. Old Westport invested an additional $199 million to exploit these acquired properties and added proved reserves of 161 Bcfe. The subsequent reserve additions resulting from these exploitation activities replaced approximately 87% of production from the acquired properties. These acquisitions generated cash flows through December 31, 2001 of approximately $482 million.

        In August 2001, we completed our Merger with Belco resulting in approximately $1.0 billion of allocated costs, including approximately $701.1 million allocated to proved oil and natural gas properties, or $1.39/Mcfe. We believe that, due to the significant geographic overlap and the similarity of reserve characteristics, the Belco operations complement our existing onshore areas of operations. Within our Northern Division, the Merger added in excess of 1.1 million gross acres to our exploration inventory in the gas-prone basins of Wyoming, while adding 43 Mmcfe/d to production in this region. The Merger also added critical mass to our onshore Gulf Coast, Permian and Mid-Continent regions, growing our net daily production in these regions from 24 Mmcfe/d to over 144 Mmcfe/d after the Merger.

        Due to a trend toward industry consolidation and asset rationalization, we believe that we will continue to have opportunities to acquire oil and natural gas properties at attractive rates of return. We have an experienced management team focused on executing our disciplined approach to identifying and capturing these opportunities.

        Capitalize on Exploration Opportunities.  Our strategy continues to focus on enhancing reserve and production growth in our core areas by emphasizing and applying the latest geological, geophysical and drilling technologies. We seek exploration opportunities with characteristics similar to producing properties in our core areas in order to leverage our technical and operational expertise. For the twelve months ended December 31, 2001, we had a 75% success ratio on our exploration projects.

        Onshore, we hold interests in approximately 1.6 million gross (approximately 0.6 million net) undeveloped acres, two-thirds of which are located in the principal natural gas basins of Wyoming—the Greater Green River, Wind River and Big Horn. Over the next 12 to 24 months, we plan to drill 18 to 23 exploratory wells onshore, primarily in Wyoming and in the Texas Gulf Coast.

        In the Gulf of Mexico, we had a 21 prospect exploration inventory located on 24 blocks as of December 31, 2001, and had additional exploration opportunities in several of our 67 developed blocks. We have under license 3-D seismic data covering over 18,000 square miles (2,300 blocks) and 2-D seismic data covering over 150,000 linear miles in this area. In order to control activity, our strategy typically includes retaining large working interests in our internally-generated prospects. Prior to drilling, we typically trade a portion of these prospects for interests in prospects developed by others. This strategy allows us to achieve multiple prospect exposure while diversifying our investment risk.

        Maintain Financial Flexibility and a Conservative Capital Structure.  We plan to maintain financial flexibility and a conservative capital structure, which we believe is integral to the successful execution of our exploitation, acquisition and exploration strategy. Our total debt to total capitalization ratio of 31.8% at year-end 2001 is one of the lowest for publicly traded companies in our industry, and our pro forma debt to EBITDAX ratio for the year ended December 31, 2001 was 1.75x.

        On November 5, 2001, we completed the private placement of $275 million of 8 1/4% Senior Subordinated Notes due 2011 pursuant to Rule 144A promulgated under the Securities Act. Proceeds of approximately $268 million, net of underwriting discounts and offering costs, were used to reduce outstanding indebtedness under our revolving credit facility. On March 14, 2002, we completed the exchange of these notes for new notes with substantially identical terms, except that the new notes are generally freely tradable.

Company History

        Prior to the Merger, Old Westport was a Denver-based independent energy company with exploitation, exploration and acquisition activities in the Gulf of Mexico, the Rocky Mountains, West Texas/Mid-Continent and the Gulf Coast. Old Westport was formed in connection with the merger in April 2000 of Westport Oil and Gas Company, Inc., which we refer to as Westport Oil and Gas, and Equitable Production (Gulf) Company, which we refer to as EPGC, an indirect, wholly-owned subsidiary of Equitable Resources, Inc.

        Prior to the Merger, Belco was an independent energy company with its primary operating office in Dallas, Texas. Formed in 1992, Belco was engaged in the exploration for, and the acquisition, exploitation, development and production of, natural gas and oil in the United States, primarily in the Rocky Mountains, the Gulf Coast, the Permian Basin and the Mid-Continent region.

        We are incorporated under the laws of the State of Nevada. Our principal offices are located at 410 Seventeenth Street, Suite 2300, Denver, Colorado 80202. After June 1, 2002, our principal offices will be located at 1670 Broadway, Suite 2800, Denver, Colorado 80202. Our telephone number is (303) 573-5404, and our web site can be found at www.westportresourcescorp.com.

Purchasers and Marketing

        Our oil and natural gas production is principally sold to end users, marketers and other purchasers having access to nearby pipeline facilities. In areas where there is no practical access to pipelines, oil is trucked to storage facilities. Our marketing of oil and natural gas can be affected by factors beyond our control, the effects of which cannot be accurately predicted. For 2001, our largest purchaser was Dynegy Inc., which accounted for 23% of oil and natural gas sales. There were no other purchasers which accounted for more than 10% of oil and natural gas sales. We do not believe, however, that the loss of any of our purchasers would have a material adverse effect on our operations.

        On November 29, 2001, we terminated our production sales contracts with Enron North America Corp., or ENA, a wholly-owned subsidiary of Enron Corp., and with other Enron affiliates except for an ongoing month-to-month sales arrangement with EOTT Energy Partners, L.P., a publicly traded entity owned in part by Enron Corp. EOTT currently supports its payment obligations to us by posting letters of credit. We continue to monitor EOTT's credit condition closely and will take appropriate action should it deteriorate. We believe that our exposure to potential loss for payment on production delivered to Enron affiliates is less than $1.0 million.

        We periodically enter into commodity derivative contracts (swaps and collars) in order to (i) reduce the effect of the volatility of price changes on the commodities we produce and sell, (ii) support our annual capital budgeting and expenditure plans and (iii) lock in prices to protect the economics related to certain capital projects. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" for a description of our hedging activities, "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" and Note 4 of Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" for information concerning the impact to revenues during 2001, 2000 and 1999 from our commodity derivative activities and our open derivative positions at December 31, 2001 and related prices.

Seasonality

        Demand for natural gas has historically been seasonal, with peak demand and typically higher prices occurring during the colder winter months.

Competition

        We compete with major and independent oil and natural gas companies. Because oil and natural gas are commodity products that are sold by hundreds of competitors, we cannot identify with certainty which of our competitors are material competitors. Some of our competitors have substantially greater financial and other resources than we do. In addition, larger competitors may be able to absorb the burden of any changes in Federal, state and local laws and regulations more easily than we can, which would adversely affect our competitive position. Our competitors may be able to pay more for exploratory prospects and productive oil and natural gas properties and may be able to define, evaluate, bid for and purchase a greater number of properties and prospects than we can. Further, these companies may enjoy technological advantages and may be able to implement new technologies more rapidly than we can. Our ability to explore for oil and natural gas prospects and to acquire additional properties in the future will depend upon our ability to conduct operations, to evaluate and select suitable properties, implement advanced technologies and to consummate transactions in this highly competitive environment.

Regulation

        Federal Regulation of Sales and Transportation of Natural Gas.  Historically, the transportation and sale for resale of natural gas in interstate commerce have been regulated pursuant to the Natural Gas Act of 1938 or NGA, the Natural Gas Policy Act of 1978 and the regulations promulgated thereunder by the Federal Energy Regulatory Commission, or the FERC. In the past, the Federal government has regulated the prices at which natural gas could be sold. Deregulation of natural gas sales by producers began with the enactment of the Natural Gas Policy Act. In 1989, Congress enacted the Natural Gas Wellhead Decontrol Act, which removed all remaining NGA and Natural Gas Policy Act price and non-price controls affecting producer sales of natural gas effective January 1, 1993. Congress could, however, reenact price controls in the future.

        Our sales of natural gas are affected by the availability, terms and cost of pipeline transportation. The price and terms for access to pipeline transportation remain subject to extensive Federal regulation. Commencing in April 1992, the FERC issued Order No. 636 and a series of related orders, which required interstate pipelines to provide open-access transportation on a basis that is equal for all natural gas suppliers. The FERC has stated that it intends for Order No. 636 to foster increased competition within all phases of the natural gas industry. Although Order No. 636 does not directly regulate our production and marketing activities, it does affect how buyers and sellers gain access to the necessary transportation facilities and how we and our competitors sell natural gas in the marketplace. The courts have largely affirmed the significant features of Order No. 636 and the numerous related orders pertaining to individual pipelines.

        In subsequent action, the FERC issued Order No. 637 and a series of related orders, which are intended to institute incremental reforms to the Order No. 636 regulatory model. The FERC's stated purpose in Order No. 637 is to "improve the efficiency of the market and to provide captive customers with the opportunity to reduce their cost of holding long-term pipeline capacity while continuing to protect against the exercise of market power." Order No. 637 (i) removes price caps on short-term (i.e., less than 12 months in duration) capacity release transactions through September 30, 2002; (ii) authorizes pipelines to implement peak and off-peak rates for short-term services and term-differentiated rates; (iii) requires pipelines to offer enhanced imbalance management services and to implement netting and trading of transportation imbalances; (iv) limits the use of pipeline penalties; and (v) provides increased transparency through enhanced posting of transactional information on pipelines' websites. Order No. 637 was implemented through compliance filings by pipelines, on which shippers were afforded the opportunity to comment. The FERC has now issued a number of orders in pipeline compliance proceedings, resolving most of the issues raised by the compliance filings. Pipeline interests and other parties have challenged certain aspects of Order No. 637 on judicial review, now pending before the U.S. Court of Appeals for the District of Columbia Circuit. We anticipate that all or most aspects of Order No. 637 will be upheld on judicial review, but even if they are not, it is not likely that judicial review of Order No. 637 will have a material effect on our business.

        The Outer Continental Shelf Lands Act, or OCSLA, requires that all pipelines operating on or across the Outer Continental Shelf, or OCS, provide open-access, nondiscriminatory service. In mid-2000, the FERC issued Order Nos. 639 and 639-A, imposing reporting requirements on gas pipelines operating on the OCS that are not subject to regulation under the NGA. The stated purpose of these reporting requirements is to provide transparency for shippers on OCS gas pipelines in order to aid in detecting discriminatory conduct. Pipeline interests challenged the reporting requirements before the U.S. District Court for the District of Columbia on the ground that Congress did not delegate rulemaking authority to the FERC to implement the nondiscrimination requirement in Section 5(f) of the OCSLA. In January 2002, the District Court ruled in the pipelines' favor, entering a permanent injunction against the OCS pipeline reporting requirements. The FERC and certain producer/shipper interests have now appealed to the U.S. Court of Appeals for the D.C. Circuit. If it is ultimately determined on judicial review that the FERC does not have authority to implement reporting requirements for OCS pipelines, it will be difficult for producers on the OCS to enforce the nondiscrimination requirement in the statute, thus raising the possibility of increased discriminatory conduct by OCS gas pipelines.

        Commencing in May 1994, the FERC issued a series of orders that, among other matters, slightly narrowed its statutory tests for establishing gathering status and reaffirmed that, except in situations in which the gatherer acts in concert with an interstate pipeline affiliate to frustrate the FERC's transportation policies, it does not have pervasive jurisdiction over natural gas gathering facilities and services, and that such facilities and services located in state jurisdictions are most properly regulated by state authorities. This FERC action may further encourage regulatory scrutiny of natural gas gathering by state agencies. We do not believe that we will be affected by the FERC's new gathering policy any differently than other natural gas producers, gatherers and marketers.

        Concurrently with the transfer of gathering facilities onshore, a number of interstate pipelines requested authority to have their facilities on the OCS declared a non-jurisdictional gathering. Many of the pipelines on the OCS are large-capacity lines that move up to one Bcf of gas per day. Although the jurisdictional test for OCS facilities is somewhat different from the test used onshore, the general trend since 1994 has been toward an increasing number of facilities being viewed as non-jurisdictional gathering by the FERC. A major test case involving the Sea Robin Pipeline system is now pending before the U.S. Court of Appeals for the D.C. Circuit. The outcome in that case, in which a decision is expected in the spring of 2002, could have a significant impact on jurisdictional classification of OCS pipelines.

        If the FERC ultimately decides that it should regulate fewer OCS facilities under the NGA and such determination is upheld on judicial review, or if it is determined that the FERC's jurisdiction over crude oil and natural gas transportation on the OCS is more limited than previously asserted, Westport could face higher transmission costs for its OCS natural gas production and, possibly, reduced access to OCS transmission capacity. Upon the successful development of our offshore exploration projects, we expect to own and operate facilities that we believe will be gathering lines. If the FERC should decide to classify lines on the OCS that traditionally have been viewed as gathering lines as jurisdictional transmission lines, Westport's OCS facilities could be subject to regulation as interstate pipelines. However, given the limited scope of such facilities, it is not expected that such regulation would have a material impact on our operations or business.

        Additional proposals and proceedings that might affect the natural gas industry are pending before Congress, the Federal Energy Regulatory Commission and the courts. The natural gas industry historically has been very heavily regulated; therefore, we can offer you no assurance that the less stringent regulatory approach recently pursued by the FERC and Congress will continue.

        Federal Leases.  A substantial portion of our operations is located on Federal oil and natural gas leases, which are administered by the Bureau of Land Management (onshore) and Minerals Management Service (offshore) of the U.S. Department of the Interior and other agencies. Such leases are issued through competitive bidding, contain relatively standardized terms and require compliance with detailed Bureau of Land Management and Minerals Management Service regulations and orders pursuant to the Mineral Lands Leasing Act, OCSLA and other Federal statutes (which are subject to interpretation and change by the agencies charged with their administration).

        For offshore operations, lessees must obtain Minerals Management Service, or MMS, approval for exploration plans and exploitation and production plans prior to the commencement of such operations. In addition to permits required from other agencies (such as the Coast Guard, the Army Corps of Engineers and the Environmental Protection Agency), lessees must obtain a permit from the MMS prior to the commencement of drilling. The MMS has promulgated regulations requiring offshore production facilities located on the OCS to meet stringent engineering and construction specifications. The MMS also has regulations restricting the flaring or venting of natural gas, and has proposed to amend such regulations to prohibit the flaring of liquid hydrocarbons and oil without prior authorization. Similarly, the MMS has promulgated other regulations governing the plugging and abandonment of wells located offshore and the installation and removal of all production facilities. To cover the various obligations of lessees on the OCS, the MMS generally requires that lessees have substantial net worth or post bonds or other acceptable assurances that such obligations will be met. The cost of these bonds or other surety can be substantial, and there is no assurance that bonds or other surety can be obtained in all cases. Under some circumstances, the MMS may require any of our operations on Federal leases to be suspended or terminated. Any such suspension or termination could materially adversely affect our financial condition and results of operations.

        The United States Department of Transportation, or DOT, through its Office of Pipeline Safety, also imposes certain requirements on parties responsible for transportation pipelines associated with platforms located on the OCS. The MMS and DOT have entered into a Memorandum of Understanding regarding the agencies' respective authority over offshore operations, and the MMS has adopted regulations implementing the Memorandum of Understanding by specifying the dividing point for any given pipeline where MMS regulatory authority ends and DOT authority begins.

        The MMS has entered into a series of Memoranda of Understanding with other Federal agencies, such as the Environmental Protection Agency, Coast Guard, and Occupational Safety and Health Administration, providing for the MMS to undertake certain inspection and, in some cases, enforcement responsibility for the respective regulatory mandates of these agencies. Those agencies do, however, retain varying degrees of jurisdiction over OCS operations to establish and enforce regulatory requirements.

        In 1997, the MMS modified its regulations to, among other things, (i) impose the duty on any lessee of an offshore lease to meet end-of-lease obligations if the designated operator is unable to do so, (ii) establish joint and several liability for plugging and abandonment of wells, removal of platforms and other facilities, and clearance of well and platform locations, among OCS lessees, assignees and assignors, thus creating residual liability in certain parties for these obligations, (iii) increase the level of bond coverage for drilling deep stratigraphic test wells and (iv) allow the MMS Regional Director to require, on a case-by-case basis, posting of additional bonds or other security in order to increase the amount of coverage for end-of-lease obligations or certain other operations. These requirements could substantially increase our current bonding liabilities, and could also impact our residual liabilities, both with respect to existing leases acquired from third parties and with respect to leases that it may acquire or dispose of in the future.

        Effective June 1, 2000, the MMS adopted regulations that changed significantly the valuation of crude oil for royalty payments on onshore and offshore Federal leases. The new rules retained the concept of gross proceeds for calculating royalties on production sold to third parties in arm's-length transactions. However, oil sold in non-arm's-length contracts is to be valued using index pricing method or other benchmarking procedures to determine a deemed arm's-length price. The rules define non-arm's-length sales to include sales to affiliates, certain exchange transactions, sales pursuant to certain call provisions, and other transactions. The breadth of these definitions could cause certain sales by us to be impacted and could in some cases require that we pay royalty on a deemed value higher than that which we actually receive for our oil. The new regulations have been challenged judicially.

        In a series of regulations and rulings, the MMS has also taken an expansive view of the lessee's duty to market natural gas on behalf of the Federal government as lessor. For example, a recent rule has disallowed the deductibility of certain transportation costs from the calculation of royalty on gas sold off Federal leases, including marketer fees, cash out and other pipeline imbalance penalties, and long-term storage fees. Although these regulations and rulings have been challenged judicially, that challenge was recently rejected in large part. The impact of these regulations and rulings could be to increase our costs of marketing production from Federal leases and in effect impose royalty obligations on certain downstream sale transactions.

        The MMS has also previously proposed gas valuation rules similar to those described above for oil royalty valuation, i.e., rules which would value gas sold in certain non-arm's-length transactions in accordance with defined indices or other benchmarks. Those proposed rules were withdrawn in 1997, and it is not known whether the MMS intends to reissue them. The potential effect of such rules, as with the revised oil royalty valuation rules, is to move the valuation point downstream for purposes of royalty calculation and thereby to impose a royalty obligation on a deemed value higher than proceeds realized by the lessee from sales netted back to the wellhead. Although we do not have marketing affiliates and do not currently market our production in exchanges or other transactions that appear to be the target of these regulatory proposals, we cannot predict how the final form of any of these rules could impact our royalty obligations.

        State and Local Regulation of Drilling and Production.  We own interests in properties located in the Louisiana state waters off the Gulf of Mexico and on state lands in the states in which we operate. We also own interests on private lands that are subject to regulation by state and local governments.

        State regulations govern operational matters such as permits and bonds for drilling, reclamation and plugging, spacing and pooling of wells, and reporting requirements. The states in which we operate or plan to operate also have a variety of statutes and regulations governing conservation matters, ranging from establishment of maximum rates of production from oil and gas wells to the proration of production to the market demand for oil and gas to the limitation on ceiling prices for gas sold within the state. Such regulation could be applied to restrict the rate at which our wells produce oil or gas below the rate at which such wells would otherwise be produced, and the amount or timing of our revenues could thereby be adversely affected.

        Also in recent years, pressure has increased in states in which we have been active to increase regulation of the oil and gas industry at the local government level. Such local regulation in general is aimed at increasing the involvement of local governments in the permitting of oil and gas operations, requiring additional restrictions or conditions on the conduct of operations to reduce the impact on the surrounding community and increasing financial assurance requirements. Accordingly, such regulation has the potential to delay and increase the cost, or even in some cases to prohibit entirely, the conduct of our drilling activities.

        Oil Price Controls and Transportation Rates.  Our sales of crude oil, condensate and natural gas liquids are not currently regulated and are made at market prices. Effective as of January 1, 1995, the Federal Energy Regulatory Commission implemented regulations establishing an indexing system for transportation rates for oil that could increase the cost of transporting oil to the purchaser. We do not believe that these regulations affect us any differently than other oil producers, gatherers and marketers.

        Environmental Regulations.  Our operations, which include the storage of oil and other hazardous materials, are subject to numerous laws and regulations governing the discharge of materials into the environment or otherwise relating to environmental protection, including those listed below. We could incur substantial costs, including cleanup costs, fines and civil or criminal sanctions, as a result of violations of or liabilities under environmental laws or the non-compliance with environmental permits required at our facilities. Public interest in the protection of the environment has increased dramatically in recent years. Offshore drilling in some areas has been opposed by environmental groups and, in some areas, has been restricted. To the extent laws are enacted or other governmental action is taken that prohibits or restricts drilling or otherwise imposes environmental protection requirements that result in increased costs to the oil and natural gas industry, our business and prospects could be adversely affected.

        The drilling for and production, handling, transportation and disposal of oil and natural gas and by-products are subject to extensive regulation under Federal, state and local environmental laws. In most instances, the applicable regulatory requirements relate to water and air pollution control and oilfield management measures, permitting requirements, or restrictions on operations in environmentally sensitive areas such as coastal zones, wetlands and wildlife habitat. These requirements increase our cost of doing business, delay or preclude operations, and create potential liability to governmental agencies or third parties for environmental damage. For example, environmental regulation may in some circumstances impose "strict liability" for environmental contamination, rendering an owner or operator or other person with a connection to a property liable for environmental and natural resource damages and cleanup cost without regard to negligence or fault on the part of such person. In addition, state laws often require some form of remedial action to prevent pollution from former operations, such as closure of inactive pits and plugging of abandoned wells, and such liability can be imposed on successor owners. In connection with our acquisitions, we generally perform environmental assessments. To the extent environmental liabilities have been identified, such liabilities are not material or we have negotiated agreements requiring the sellers of the properties to undertake the required clean-up. We have assumed responsibility for some of these matters identified. Environmental assessments have not been performed on all of our properties.

        Under the Comprehensive Environmental Response, Compensation, and Liability Act, also known as the Superfund law, as well as similar state statutes, an owner or operator of real property or a person who arranges for disposal of hazardous substances may be liable for the costs of removing or remediating hazardous substance contamination. Liability may be imposed on a current owner or operator without regard to fault and for the entire cost of the cleanup. It is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the hazardous substances released into the environment. However, we are not aware of any current claims under the Superfund law or similar state statutes against us.

        The Oil Pollution Act of 1990, or OPA, and regulations thereunder impose liability on "responsible parties," including the owner or operator of a facility or vessel, or the lessee or permittee of the area in which an offshore facility is located, for oil removal costs and resulting public and private damages relating to oil spills in United States waters. The OPA assigns liability to "responsible parties" for oil removal costs and a variety of public and private damages. While liability limits apply in some circumstances, a party cannot take advantage of liability limits if the spill was caused by gross negligence or willful misconduct or resulted from violation of a Federal safety, construction or operating regulation, or if the party fails to report a spill or to cooperate fully in the cleanup. Few defenses exist to the liability imposed by the OPA. Even if applicable, the liability limits for offshore facilities require the responsible party to pay all removal costs, plus up to $75 million in other damages. The OPA also requires a responsible party to submit proof of its financial responsibility to cover environmental cleanup and restoration costs that could be incurred in connection with an oil spill and to prepare oil spill contingency plans. We believe we are in compliance with these requirements.

        The Federal Water Pollution Control Act, or FWPCA, imposes restrictions and strict controls regarding the discharge of produced waters and other oil and gas wastes into navigable waters. Permits must be obtained to discharge pollutants to waters and to conduct construction activities in waters and wetlands. The FWPCA and similar state laws provide for civil, criminal and administrative penalties for any unauthorized discharges of pollutants and unauthorized discharges of reportable quantities of oil and other hazardous substances. Many state discharge regulations and the Federal National Pollutant Discharge Elimination System generally limit and may otherwise prohibit the discharge of produced water and sand, drilling fluids, drill cuttings and certain other substances related to the oil and gas industry into coastal or offshore waters. Although the costs to comply with recently enacted zero discharge mandates under Federal or state law may be significant, the entire industry is expected to experience similar costs and we believe that these costs will not have a material adverse impact on our results of operations or financial position. In 1992, the Environmental Protection Agency adopted regulations requiring certain oil and gas exploration and production facilities to obtain permits for storm water discharges. Costs may be associated with the treatment of wastewater or developing and implementing storm water pollution prevention plans.

        The Endangered Species Act, or ESA, seeks to ensure that activities do not jeopardize endangered or threatened animal, fish and plant species, nor destroy or modify the critical habitat of such species. Under the ESA, exploration and production operations, as well as actions by Federal agencies, may not significantly impair or jeopardize the species or its habitat. The ESA provides for criminal penalties for willful violations of the Act. Other statutes provide protection to animal and plant species and may apply to our operations, such as the Marine Mammal Protection Act, the Migratory Bird Treaty Act, and the National Historic Preservation Act.

        We conduct remedial activities at some of our onshore facilities as a result of spills of oil or produced saltwater from current or historical activities. To date, the costs of such activities have not been material. However, we could incur significant costs at these or other sites if additional contaminants are detected or clean-up obligations imposed.

        Our operations are also subject to the regulation of air emissions under the Clean Air Act, comparable state and local requirements and the OCSLA. We may be required to incur capital expenditures to upgrade pollution control equipment or become liable for non-compliance with applicable permits.

        New initiatives regulating the disposal of oil and gas waste are also pending or have been enacted in certain states, including states in which we conduct operations, and these various initiatives could have a similar impact on us. These rules establish significant permitting, record-keeping and compliance procedures that may require the termination of production from marginal wells for which the cost of compliance would exceed the value of remaining production and could lead to the incurring of significant remediation costs for properties found to have caused groundwater contamination or other environmental problems.

        In addition, legislation has been proposed in Congress from time to time that would reclassify some oil and natural gas exploration and production wastes as "hazardous wastes," which would make the reclassified wastes subject to much more stringent handling, disposal and clean-up requirements. This, or the imposition of other environmental legislation, could increase our operating or compliance costs.

        We believe that we are in compliance in all material respects with current applicable environmental laws and regulations and that continued compliance with existing requirements will not have a material adverse impact on us.

Operating Hazards and Insurance

        The oil and natural gas business involves a variety of operating risks, including fires, explosions, blowouts, environmental hazards and other potential events which can adversely affect our operations. In addition, our offshore operations also are subject to a variety of operating risks peculiar to the marine environment, such as capsizing, collisions and damage or loss from hurricanes or other adverse weather conditions, any of which can cause substantial damage to facilities. Any of these problems could adversely affect our ability to conduct operations and cause us to incur substantial losses. Such losses could reduce or eliminate the funds available for exploration, exploitation or leasehold acquisitions, or result in loss of properties.

        In accordance with industry practice, we maintain insurance against some, but not all, potential risks and losses. We do not carry business interruption insurance. For some risks, we may elect not to obtain insurance if we believe the cost of available insurance is excessive relative to the risks presented. In addition, pollution and environmental risks generally are not fully insurable at a reasonable cost. If a significant accident or other event occurs and is not fully covered by insurance, it could adversely affect us.

Title to Properties

        As is customary in the oil and natural gas industry, we make only a cursory review of title to farmout acreage and to onshore undeveloped oil and natural gas leases upon execution of contracts for acquisition of leases. Prior to the commencement of drilling operations, a thorough title examination is conducted and curative work is performed with respect to significant defects. We perform complete reviews of title to Federal and state offshore lease blocks and onshore producing properties prior to acquisition. To the extent title opinions or other investigations reflect material title defects, the seller of the property, rather than us, is typically responsible for curing any such title defects at its expense. If we were unable to remedy or cure any title defect of a nature such that it would not be prudent to commence drilling operations on undeveloped properties, we could suffer a loss of our entire investment in the property. We have obtained title opinions on substantially all of our producing properties and believe that we have satisfactory title to such properties in accordance with standards generally accepted in the oil and gas industry. Our producing properties are subject to a negative pledge in connection with our credit facility.

Abandonment Costs

        We are responsible for costs associated with the plugging of wells, the removal of facilities and equipment and site restoration on our oil and gas properties, pro rata to our working interest. As reflected in our December 31, 2001 reserve report, our total estimated undiscounted future abandonment costs net of salvage value for properties in Federal waters in the Gulf of Mexico were approximately $24.6 million. For onshore properties, salvage values received for equipment are usually sufficient to offset abandonment costs. Estimates of abandonment costs and their timing may change due to many factors, including actual drilling and production results, inflation rates, and changes in environmental laws and regulations. No significant abandonment costs are anticipated to be incurred in 2002. Estimated future abandonment costs are added to net unamortized historical oil and gas property costs for purposes of computing depreciation, depletion and amortization expense charges.

Employees

        At December 31, 2001, we had 280 full-time employees. At April 1, 2002, following terminations associated with the Merger, we expect to have 260 full-time employees. We believe that our relationships with our employees are satisfactory. None of our employees is covered by a collective bargaining agreement. From time to time, we use the services of independent consultants and contractors to perform various professional services, particularly in the areas of construction, design, well-site surveillance, permitting and environmental assessment.

Risk Factors

        In addition to the other information included in this report, the following risk factors should be considered in evaluating our business and future prospects. The risk factors described below are not necessarily exhaustive and you are encouraged to perform your own investigation with respect to us and our business. You should also read the other information included in this report, including our financial statements and the related notes.

    Oil and natural gas prices fluctuate widely, and low prices could harm our business.

        Our results of operations are highly dependent upon the prices of oil and natural gas. Historically, oil and natural gas prices have been volatile and are likely to continue to be volatile in the future. For example, our average sales prices for oil and natural gas for the year ended December 31, 2001 were $21.69/bbl and $3.59/Mcf, respectively, with production totaling 88.1 Bcfe and combined oil and natural gas sales of $317.3 million during this period. In contrast, our average sales prices for oil and natural gas for the year ended December 31, 2000 were $27.98/bbl and $4.21/Mcf, with production totaling 55.8 Bcfe and combined oil and natural gas sales of $244.7 million during this period. The prices received for oil and natural gas production depend upon numerous factors including, among others:

  •
  consumer demand;

  •
  governmental regulations and taxes;

  •
  the price and availability of alternative fuels;

  •
  geopolitical developments;

  •
  commodity processing, gathering and transportation availability;

  •
  the level of foreign imports of oil and natural gas; and

  •
  the overall economic environment.

All of these factors are beyond our control. Any significant decrease in prices for oil and natural gas could have a material adverse effect on our financial condition, results of operations and quantities of reserves that are commercially recoverable. For example, the decline in oil and natural gas prices over the past year has impacted our cash flow and could adversely impact our borrowing base and liquidity in general. If the oil and natural gas industry continues to experience significant future price decreases or other adverse market conditions, we may not be able to generate sufficient cash flow from operations to meet our obligations and make planned capital expenditures.

    We will require substantial capital to fund our operations.

        We expect for the foreseeable future to make substantial capital expenditures for the acquisition, exploration and development of oil and natural gas reserves. Historically, we have paid for these expenditures primarily with cash from operating activities and with proceeds from debt and equity financings. If revenues decrease as a result of lower oil and natural gas prices or for any other reason, we may not have the funds available to replace our reserves or to maintain production at current levels, which would result in a decrease in production over time.

    Our leverage and debt service obligations may adversely affect our cash flow and our ability to make payments on our long-term debt.

        As of December 31, 2001, we had total debt of $429.2 million and stockholders' equity of $920.3 million. Our level of debt could have important consequences to our business, including the following:

  •
  it may be more difficult for us to satisfy our debt repayment obligations;

  •
  we may have difficulties borrowing money in the future for acquisitions, to meet our operating expenses or other purposes;

  •
  the amount of our interest expense may increase because certain of our borrowings are at variable rates of interest, which, if interest rates increase, could result in higher interest expense;

  •
  we will need to use a portion of the money we earn to pay principal and interest on our debt which will reduce the amount of money we have to finance our operations and other business activities;

  •
  we may have a higher level of debt than some of our competitors, which may put us at a competitive disadvantage;

  •
  we may be more vulnerable to economic downturns and adverse developments in our industry; and

  •
  our debt level could limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate.

        Our ability to meet our expenses and debt obligations will depend on our future performance, which will be affected by financial, business, economic, regulatory and other factors. We will not be able to control many of these factors, such as economic conditions and governmental regulation. We cannot be certain that our earnings will be sufficient to allow us to pay the principal and/or interest on our debt and meet our other obligations. If we do not have enough money, we may be required to refinance all or part of our existing debt, sell assets, borrow more money or raise equity. We may not be able to refinance our debt, sell assets, borrow more money or raise equity on terms acceptable to us, if at all. Further, failing to comply with the financial and other restrictive covenants in our debt instruments could result in an event of default under such instruments, which could adversely affect our business, financial condition and results of operations.

    In light of our current indebtedness, we may be able to incur substantially more debt. This could exacerbate the risks described above.

        Together with our subsidiaries, we may be able to incur substantially more debt in the future. Although the agreements governing the terms of our debt impose restrictions on our incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions, and under certain circumstances, indebtedness incurred in compliance with these restrictions could be substantial. Also, these restrictions do not prevent us from incurring obligations that do not constitute indebtedness. As of December 31, 2001, we had approximately $361.2 million of additional borrowing capacity under our existing credit facility, subject to specific requirements, including compliance with financial covenants. To the extent new debt is added to our current debt levels, the risks described above could substantially increase.

    Any failure to meet our debt obligations could harm our business, financial condition and results of operations.

        If our cash flow and capital resources are insufficient to fund our debt obligations, we may be forced to sell assets, seek additional equity or debt capital or restructure our debt. In addition, any failure to make scheduled payments of interest and/or principal on our outstanding indebtedness would likely result in a reduction of our credit rating, which could harm our ability to incur additional indebtedness on acceptable terms. Our cash flow and capital resources may be insufficient for payment of interest on and/or principal of our debt in the future and any such alternative measures may be unsuccessful or may not permit us to meet scheduled debt service obligations, which could cause us to default on our obligations and impair our liquidity.

    We may not realize the benefits of integrating the operations, systems and personnel of Old Westport and Belco or be successful in managing our combined company.

        The Merger of Old Westport with and into Belco on August 21, 2001 approximately doubled the size of our company. To be successful following this business combination, we will need to integrate the operations, financial, technological and management systems, controls and personnel of the two companies. The integration process has required and will continue to require the time of our management and other personnel, which may distract their attention from day-to-day business, the development or acquisition of new properties and the pursuit of other business opportunities. We may encounter difficulties in the integration process and in the ongoing management of the combined business, such as the loss of key employees, customers or suppliers. In addition, our efforts to integrate these businesses could be affected by factors beyond our control, such as regulatory developments, general economic conditions and increased competition. We also expect to incur additional costs related to the Merger. Unless management is successful in integrating and managing on a going- forward basis the resources of the combined company in a cost-efficient manner, we will not realize the benefits sought from the Merger. We may not be able to successfully integrate the operations of Old Westport and Belco, or successfully manage the combined company, and the failure to do so could harm our business, profitability and growth prospects.

    We may not be able to consummate future acquisitions or successfully integrate acquisitions into our business.

        Our business strategy includes growing our reserve base through acquisitions. We may not continue to be successful in identifying or consummating future acquisitions or integrating acquired businesses successfully into our existing business, or in anticipating the expenses or liabilities we will incur in doing so. Such failures may have a material adverse effect on future growth or results of operations.

        We are continually investigating opportunities for acquisitions. In connection with future acquisitions, the process of integrating acquired operations into our existing operations may result in unforeseen operating difficulties and may require significant management attention and financial resources that would otherwise be available for the ongoing development or expansion of existing operations. Our ability to make future acquisitions may be constrained by our ability to obtain additional financing.

        Acquisitions may involve a number of special risks, including:

  •
  unexpected losses of key employees, customers and suppliers of the acquired business;

  •
  conforming the financial, technological and management standards, processes, procedures and controls of the acquired business with those of our existing operations; and

  •
  increasing the scope, geographic diversity and complexity of our operations.

Possible future acquisitions could result in our incurring additional debt, contingent liabilities and amortization expenses related to intangible assets, all of which could have a material adverse effect on our financial condition and operating results.

    Repercussions from the recent terrorist acts committed in the United States could harm our business.

        On September 11, 2001, terrorists destroyed the World Trade Center in New York, New York and substantially damaged the Pentagon in Arlington, Virginia. The nature of the repercussions from these incidents and the effect they will have on us and our industry are unknown, cannot be predicted and are beyond our control, but could harm our business. For example, current U.S. military action in Afghanistan, future armed conflict relating to U.S. anti-terrorist efforts, civil unrest, additional terrorist activities and the attendant political instability and societal disruption may prevent us from meeting our financial or other obligations. Additionally, if the adverse effect on the United States and global economies resulting from the terrorist attacks, military activity or related events persist, overall demand for oil and natural gas may be reduced, which could result in downward pressure on prevailing oil and natural gas prices and a reduction in our revenues. Costs for insurance and other security may increase, and some insurance protection may be unavailable or more difficult to obtain. Natural gas and oil production facilities, transportation systems and storage facilities could be targets of terrorist attacks. These attacks could have a material adverse impact on our operations if certain natural gas and oil infrastructures integral to our operations are destroyed or damaged.

    Belco's recent pre-Merger commodity price risk management activities have resulted in losses. These and other commodity price risk management arrangements may limit our potential gains.

        In 1999 and 2000 Belco recorded non-hedge commodity price risk management losses. These losses consisted of cash settlements and unrealized non-cash mark-to-market losses due to substantial increases in commodity prices for 1999 and 2000.

        No estimate of future settlements or mark-to-market gains or losses is determinable as such amounts are contingent upon commodity prices at the time of production. We may experience additional losses from these activities in 2002. If commodity prices increase, our cash settlement costs will also increase. In addition, certain of our commodity price risk management arrangements will require us to deliver cash collateral or other assurances of performance to the counterparties in the event that payment obligations with respect to commodity price risk management transactions exceed certain levels. As of December 31, 2001, we had no letters of credit outstanding for this purpose.

        In order to manage our exposure to price volatility in marketing our oil and natural gas, we may enter into oil and natural gas price risk management arrangements for a portion of our expected production. While intended to reduce the effects of volatile oil and natural gas prices, commodity price risk management transactions may limit our potential gains if oil and natural gas prices were to rise substantially over the price established by the arrangements, as was the case with a significant portion of the Belco hedges described above. In addition, our commodity price risk management transactions may expose us to the risk of financial loss in certain circumstances, including instances in which:

  •
  our production is less than expected;

  •
  there is a widening of price differentials between delivery points for our production and the delivery point assumed in the hedge arrangement; or

  •
  the counterparties to our contracts fail to perform under terms of the contracts.

    Our commodity price risk management and production sales transactions with Enron North America Corp. and its affiliates may expose us to certain financial losses.

        Prior to the Merger, Belco entered into a substantial portion of its natural gas and crude oil commodity swap agreements and option agreements with Enron North America Corp., or ENA, formerly known as Enron Capital & Trade Resources Corp., a wholly owned subsidiary of Enron Corp. Mr. Robert A. Belfer, one of our directors, is a member of the Board of Directors of Enron Corp. and was the CEO of Belco at the time these transactions were entered into. These agreements were entered into in the ordinary course of Belco's business. Old Westport also entered into commodity price risk management agreements with ENA prior to the Merger. Pursuant to the terms of these agreements Belco paid ENA a net amount of approximately $32 million in fiscal year 2000 and approximately $45 million in 2001. Old Westport and Westport received a net amount of $1.6 million in 2001 from ENA.

        On November 29, 2001, we terminated our commodity derivative contracts with ENA. We exercised our rights pursuant to the early termination provisions of such contracts as a result of ENA's bankruptcy filing and related events. We believe that we had the legal right to terminate these agreements, but ENA may challenge our termination in bankruptcy court. Applying the mark-to-market and setoff methodology of our contracts with ENA, we have calculated that we owed ENA a net amount of $204,000 for all derivative transactions that were outstanding under our ENA contracts. Although we believe this methodology was correct, it is possible that ENA will challenge our calculations and claim larger amounts are owed.

        We have also terminated our production sales contracts with ENA and its affiliates, except for an ongoing month-to-month sales arrangement with EOTT Energy Partners, L.P., a publicly traded entity owned in part by Enron Corp. EOTT currently supports its payment obligations to us by posting letters of credit. We continue to monitor EOTT's credit condition closely and will take appropriate action should it deteriorate. We believe that our exposure to potential loss for payment on production delivered to Enron affiliates is less than $1.0 million.

    Exploration is a high-risk activity. The seismic data and other advanced technologies we use are expensive and cannot eliminate exploration risks.

        Our oil and natural gas operations are subject to the economic risks typically associated with drilling exploratory wells. In conducting exploration activities, we may drill unsuccessful wells and experience losses and, if oil and natural gas are discovered, there is no assurance that such oil and natural gas can be economically produced or satisfactorily marketed. There can be no assurance that new wells we drill will be productive or that we will recover all or any portion of our investment. The presence of unanticipated pressure or irregularities in formations, miscalculations or accidents may cause our exploration activities to be unsuccessful, resulting in a total loss of our investment in such activities. The cost of drilling, completing and operating wells is often uncertain. Our drilling operations may be curtailed, delayed or canceled as a result of numerous factors, many of which may be beyond our control, including unexpected drilling conditions, title problems, weather conditions, compliance with environmental and other governmental requirements and shortages or delays in the delivery of equipment and services.

        We rely to a significant extent on seismic data and other advanced technologies in conducting our exploration activities. Even when used and properly interpreted, seismic data and visualization techniques only assist geoscientists in identifying subsurface structures and hydrocarbon indicators. Such data is not conclusive in determining if hydrocarbons are present or economically producible. The use of seismic data and other technologies also requires greater pre-drilling expenditures than traditional drilling strategies. We could incur losses as a result of these expenditures.

    Failure to replace reserves may negatively affect our business.

        Our future success depends upon our ability to find, develop or acquire additional oil and natural gas reserves that are economically recoverable. Our proved reserves generally decline when reserves are produced, unless we conduct successful exploration or development activities or acquire properties containing proved reserves, or both. We may not be able to find, develop or acquire additional reserves on an economic basis. Furthermore, while our revenues may increase if oil and natural gas prices increase significantly, our finding costs for additional reserves could also increase.

    Reserve estimates are inherently uncertain. Any material inaccuracies in our reserve estimates or assumptions underlying our reserve estimates, such as the discount rate used, could cause the quantities and net present value of our reserves to be overstated.

        There are numerous uncertainties inherent in estimating quantities of proved reserves, including many factors beyond our control, that could cause the quantities and net present value of our reserves to be overstated. The reserve information set forth in this report represents estimates based on reports prepared or audited by independent petroleum engineers and prepared by our internal engineers. Reserve engineering is not an exact science. Estimates of economically recoverable oil and natural gas reserves and of future net cash flows necessarily depend upon a number of variable factors and assumptions, any of which may cause these estimates to vary considerably from actual results, such as:

  •
  historical production from the area compared with production from other producing areas;

  •
  assumed effects of regulation by governmental agencies;

  •
  assumptions concerning future oil and natural gas prices;

  •
  assumptions regarding future operating costs;

  •
  estimates of future severance and excise taxes;

  •
  assumptions regarding capital expenditures; and

  •
  estimates regarding workover and remedial costs.

        Estimates of reserves based on risk of recovery and estimates of expected future net cash flows prepared or audited by different engineers, or by the same engineers at different times, may vary substantially. Actual production, revenues and expenditures with respect to our reserves will likely vary from estimates, and the variance may be material. The net present values referred to in this report should not be construed as the current market value of the estimated oil and natural gas reserves attributable to our properties. In accordance with requirements of the United States Securities and Exchange Commission, or SEC, the estimated discounted net cash flows from proved reserves are generally based on prices and costs as of the date of the estimate, whereas actual future prices and costs may be materially higher or lower.

    Competition in our industry is intense, and many of our competitors have greater financial, technological and other resources than we have.

        We operate in the highly competitive areas of oil and natural gas exploitation, exploration and acquisition. The oil and natural gas industry is characterized by rapid and significant technological advancements and introductions of new products and services using new technologies. We face intense competition from major and independent oil and natural gas companies in each of the following areas:

  •
  seeking to acquire desirable producing properties or new leases for future exploration;

  •
  marketing our oil and natural gas production;

  •
  integrating new technologies; and

  •
  acquiring the personnel, equipment and expertise necessary to develop and operate our properties.

        Many other companies have financial, technological and other resources substantially greater than our own. These companies may be able to pay more for exploratory prospects and productive oil and natural gas properties and may be able to define, evaluate, bid for and purchase a greater number of properties and prospects than our financial or human resources permit. Further, many of our competitors may enjoy technological advantages over us and may be able to implement new technologies more rapidly than we can. Our ability to explore for oil and natural gas and to acquire additional properties in the future will depend upon our ability to successfully conduct operations, implement advanced technologies, evaluate and select suitable properties and consummate transactions in this highly competitive environment.

    We are subject to complex laws and regulations, including environmental and safety regulations, that can adversely affect the cost, manner or feasibility of doing business.

        Our operations and facilities are subject to certain Federal, state and local laws and regulations relating to the exploration for, and the development, production and transportation of, oil and natural gas, as well as environmental and safety matters. Although we believe that we are in substantial compliance with all applicable laws and regulations, we cannot be certain that existing laws or regulations, as currently interpreted or reinterpreted in the future, or future laws or regulations will not harm our business, results of operations and financial condition. We may be required to make large and unanticipated capital expenditures to comply with environmental and other governmental regulations, such as:

  •
  land use restrictions;

  •
  drilling bonds and other financial responsibility requirements;

  •
  spacing of wells;

  •
  unitization and pooling of properties;

  •
  habitat and endangered species protection, reclamation and remediation, and other environmental protection;

  •
  safety precautions;

  •
  operational reporting; and

  •
  taxation.

        Under these laws and regulations, we could be liable for:

  •
  personal injuries;

  •
  property and natural resource damages;

  •
  oil spills and releases or discharges of hazardous materials;

  •
  well reclamation costs;

  •
  remediation and clean-up costs and other governmental sanctions, such as fines and penalties; and

  •
  other environmental damages.

        We could also experience significant delays in operations on our properties, inability to develop particular properties, or significantly increased costs of operations as a result of regulatory requirements or restrictions. We are unable to predict the ultimate cost of compliance with these requirements or their effect on our operations.

    We cannot control activities on properties we do not operate. Inability to fund our capital expenditures may result in reduction or forfeiture of our interests in some of our non-operated projects.

        Other companies operate approximately 30% of the net present value of our reserves and we have limited ability to exercise influence over operations for these properties or their associated costs. Our dependence on the operator and other working interest owners for these projects and our limited ability to influence operations and associated costs could prevent the realization of our targeted returns on capital in drilling or acquisition activities. The success and timing of drilling and exploitation activities on properties operated by others, therefore, depend upon a number of factors that will be outside our control, including:

  •
  timing and amount of capital expenditures;

  •
  the operator's expertise and financial resources;

  •
  approval of other participants in drilling wells; and

  •
  selection of technology.

        Where we are not the majority owner or operator of a particular oil and natural gas project, we may have no control over the timing or amount of capital expenditures associated with such project. If we are not willing to fund our capital expenditures relating to such projects when required by the majority owner or operator, our interests in these projects may be reduced or forfeited.

    Our business involves many operating risks that may result in substantial losses. Insurance may be unavailable or inadequate to protect us against these risks.

        Our operations are subject to hazards and risks inherent in drilling for, producing and transporting oil and natural gas, such as:

  •
  fires;

  •
  natural disasters;

  •
  explosions;

  •
  formations with abnormal pressures;

  •
  casing collapses;

  •
  embedded oilfield drilling and service tools;

  •
  uncontrollable flows of underground natural gas, oil and formation water;

  •
  surface cratering;

  •
  pipeline ruptures or cement failures; and

  •
  environmental hazards such as natural gas leaks, oil spills and discharges of toxic gases.

        Any of these risks can cause substantial losses resulting from:

  •
  injury or loss of life;

  •
  damage to and destruction of property, natural resources and equipment;

  •
  pollution and other environmental damage;

  •
  regulatory investigations and penalties;

  •
  suspension of operations; and

  •
  repair and remediation costs.

        As protection against operating hazards, we maintain insurance coverage against some, but not all, potential losses. However, losses could occur for uninsurable or uninsured risks, or in amounts in excess of existing insurance coverage. The occurrence of an event that is not fully covered by insurance could harm our financial condition and results of operations.

    We are vulnerable to risks associated with operating in the Gulf of Mexico.

        Our operations and financial results could be significantly impacted by conditions in the Gulf of Mexico because we explore and produce extensively in that area. As a result of this activity, we are vulnerable to the risks associated with operating in the Gulf of Mexico, including those relating to:

  •
  adverse weather conditions;

  •
  oil field service costs and availability;

  •
  compliance with environmental and other laws and regulations;

  •
  remediation and other costs resulting from oil spills or releases of hazardous materials; and

  •
  failure of equipment or facilities.

        In addition, we intend to conduct some of our exploration in the deep waters (greater than approximately 1,000 feet) of the Gulf of Mexico, where operations are more difficult and costly than in shallower waters. The deep waters in the Gulf of Mexico lack the physical and oilfield service infrastructure present in its shallower waters. As a result, deep water operations may require a significant amount of time between a discovery and the time that we can market our production, thereby increasing the risk involved with these operations.

        Further, production of reserves from reservoirs in the Gulf of Mexico generally declines more rapidly than from reservoirs in many other producing regions of the world. This results in recovery of a relatively higher percentage of reserves from properties in the Gulf of Mexico during the initial few years of production, and as a result, our reserve replacement needs from new prospects may be greater there than for our operations elsewhere. Also, our revenues and return on capital will depend significantly on prices prevailing during these relatively short production periods.

    We depend upon our management team and our operations require us to attract and retain experienced technical personnel.

        The successful implementation of our strategies and handling of other issues integral to our future success will depend, in part, on our experienced management team. The loss of members of our management team could have an adverse effect on our business. Our exploratory drilling success and the success of other activities integral to our operations will depend, in part, on our ability to attract and retain experienced explorationists, engineers and other professionals. Competition for experienced explorationists, engineers and some other professionals is extremely intense. If we cannot retain our technical personnel or attract additional experienced technical personnel, our ability to compete could be harmed.

    The marketability of our production depends upon factors over which we may have no control.

        The marketability of our production depends in part upon the availability, proximity and capacity of pipelines, natural gas gathering systems and processing facilities. Any significant change in market factors affecting these infrastructure facilities could adversely impact our ability to deliver the oil and natural gas we produce to market in an efficient manner, which could harm our financial condition and results of operations. We deliver oil and natural gas through gathering systems and pipelines that we do not own. These facilities may not be available to us in the future. Our ability to produce and market oil and natural gas is affected and may be also harmed by:

  •
  Federal and state regulation of oil and natural gas production;

  •
  transportation, tax and energy policies;

  •
  changes in supply and demand; and

  •
  general economic conditions.

    Our principal stockholders own a significant amount of our common stock, giving them a controlling influence over corporate transactions and other matters.

        Our principal stockholders, including Westport Energy LLC, ERI Investments, Inc., an affiliate of Equitable Resources Corp., and the Belfer Group, a group of former Belco stockholders, together beneficially own approximately 68.4% of our outstanding common stock. Accordingly, these stockholders, acting together through a shareholders agreement, based on their current share ownership, are able to control the outcome of the election of directors as well as, if they choose to act together, the adoption or amendment of provisions in our articles of incorporation or bylaws and the approval of mergers and other significant corporate transactions. These factors may also delay or prevent a change in our management or voting control.

Glossary of Oil and Natural Gas Terms

        The following are abbreviations and definitions of certain terms commonly used in the oil and natural gas industry and this report:

        bbl.  One stock tank barrel, or 42 U.S. gallons liquid volume, used in reference to oil or other liquid hydrocarbons.

        bbl/d.  One stock tank barrel of oil or other liquid hydrocarbons per day.

        Bcf.  One billion cubic feet of natural gas at standard atmospheric conditions.

        Bcfe.  One billion cubic feet equivalent of natural gas, calculated by converting oil to equivalent Mcf at a ratio of 6 Mcf to 1 bbl of oil.

        CO2 Flood.  A tertiary recovery method in which CO2 is injected into the reservoir to enhance oil recovery.

        Delay Rentals.  Fees paid to the owner of the oil and natural gas lease prior to the commencement of production.

        Developed Acreage.  The number of acres which are allocated or assignable to producing wells or wells capable of production.

        Development Well.  A well drilled within or in close proximity to an area of known production targeting existing reservoirs.

        Exploitation.  The continuing development of a known producing formation in a previously discovered field. To make complete or maximize the ultimate recovery of oil or natural gas from the field by work including development wells, secondary recovery equipment or other suitable processes and technology.

        Exploration.  The search for natural accumulations of oil and natural gas by any geological, geophysical or other suitable means.

        Exploratory Well.  A well drilled either in search of a new and as yet undiscovered accumulation of oil or natural gas, or with the intent to greatly extend the limits of a pool already partly developed.

        Gross Acres.  The total acres in which we have a working interest.

        Gross Producing Wells.  The total number of producing wells in which we own any amount of working interest.

        Horizontal Drilling.  A drilling operation in which a portion of the well is drilled horizontally within a productive or potentially productive formation. This operation usually yields a well which has the ability to produce higher volumes than a vertical well drilled in the same formation.

        Injection well or Injection.  A well which is used to place liquids or gases into the producing zone during secondary/tertiary recovery operations to assist in maintaining reservoir pressure and enhancing recoveries from the field.

        Mbbl.  One thousand barrels of oil or other liquid hydrocarbons.

        Mcf.  One thousand cubic feet of natural gas.

        Mcfe.  One thousand cubic feet equivalent of natural gas, calculated by converting oil to equivalent Mcf at a ratio of 6 Mcf to 1 bbl of oil.

        Mineral Interest.  The property interest that includes the right to enter to explore for, drill for, produce, store and remove oil and natural gas from the subject lands, or to lease to another for those purposes.

        Mmbbl.  One million barrels of oil or other liquid hydrocarbons.

        Mmbtu.  One million British thermal units. One British thermal unit is the amount of heat required to raise the temperature of one pound of water one degree Fahrenheit.

        Mmcf.  One million cubic feet of natural gas, measured at standard atmospheric conditions.

        Mmcf/d.  One million cubic feet of natural gas per day.

        Mmcfe.  One million cubic feet equivalent of natural gas, calculated by converting oil to equivalent Mcf at a ratio of 6 Mcf to 1 bbl of oil.

        Mmcfe/d.  One million cubic feet equivalent of natural gas per day, calculated by converting oil to equivalent Mcf at a ratio of 6 Mcf to 1 bbl of oil.

        Net Acres.  Gross acres multiplied by the percentage working interest owned by us.

        Net Present Value.  The present value of estimated future revenues to be generated from the production of proved reserves calculated in accordance with SEC guidelines, net of estimated lease operating expense, production taxes and future development costs, using prices and costs as of the date of estimation without future escalation, without giving effect to non-property related expenses such as general and administrative expenses, debt service and depreciation, depletion and amortization, or Federal income taxes and discounted using an annual discount rate of 10%.

        Net Production.  Production that is owned by Westport less royalties and production due others.

        Non-operated Working Interest.  The working interest or fraction thereof in a lease or unit, the owner of which is without operating rights by reason of an operating agreement.

        NYMEX.  New York Mercantile Exchange.

        Operating Income.  Gross oil and natural gas revenue less applicable production taxes and lease operating expense.

        Operator.  The individual or company responsible for the exploration, exploitation and production of an oil or natural gas well or lease.

        Proved Developed Reserves.  Proved reserves that can be expected to be recovered through existing wells with existing equipment and operating methods.

        Proved Reserves.  The estimated quantities of oil, natural gas and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions.

        Proved Undeveloped Reserves.  Proved reserves that are expected to be recovered from new wells on undrilled acreage or from existing wells where a relatively major expenditure is required for recompletion.

        Royalty.  An interest in an oil and natural gas lease that gives the owner of the interest the right to receive a portion of the production from the leased acreage (or of the proceeds of the sale thereof), but generally does not require the owner to pay any portion of the costs of drilling or operating the wells on the leased acreage. Royalties may be either landowner's royalties, which are reserved by the owner of the leased acreage at the time the lease is granted, or overriding royalties, which are usually reserved by an owner of the leasehold in connection with a transfer to a subsequent owner.

        Secondary Recovery.  An artificial method or process used to restore or increase production from a reservoir after the primary production by the natural producing mechanism and reservoir pressure has experienced partial depletion. Gas injection and waterflooding are examples of this technique.

        2-D Seismic.  The method by which a cross-section of the earth's subsurface is created through the interpretation of reflecting seismic data collected along a single source profile.

        3-D Seismic.  The method by which a three dimensional image of the earth's subsurface is created through the interpretation of reflection seismic data collected over a surface grid. 3-D seismic surveys allow for a more detailed understanding of the subsurface than do conventional surveys and contribute significantly to field appraisal, exploitation and production.

        Tcf.  One trillion cubic feet of natural gas, measured at standard atmospheric conditions.

        Tertiary Recovery.  An enhanced recovery operation that normally occurs after waterflooding in which chemicals or gasses are used as the injectant.

        Waterflood.  A secondary recovery operation in which water is injected into the producing formation in order to maintain reservoir pressure and force oil toward and into the producing wells.

        Working Interest.  An interest in an oil and natural gas lease that gives the owner of the interest the right to drill for and produce oil and natural gas on the leased acreage and requires the owner to pay a share of the costs of drilling and production operations.

ITEM 2. PROPERTIES

Properties — Principal Areas of Operations

        Our operations are concentrated in the following divisions: Northern, which includes properties in the Rocky Mountains, principally in North Dakota and Wyoming; Southern, which includes properties principally in Oklahoma, Texas and Louisiana; and Gulf of Mexico, which includes our offshore properties. We operate approximately 70% of the net present value of our reserves. We finance our exploitation, exploration and acquisition activities through cash flows from operations and through borrowings under our credit agreement and other financing activities. Set forth below is summary information concerning average daily production during the fourth quarter of 2001 and estimated reserves and a pre-tax SEC net present value of estimated proved reserves discounted at 10%, as of December 31, 2001 in our divisions.

			Year Ended December 31, 2001
	Quarter Ended December 31, 2001 Average Net Daily Production
			Proved Reserve Quantities				Net Present Value (Before Income Taxes)
Division	Mmcfe/d	Percent	Crude Oil (Mmbbl)	Natural Gas (Bcf)	Natural Gas Liquids (Mmbbl)	Total (Bcfe)	Amount (millions)	Percent
Northern	100.0	28.3%	23.0	150.9	—	288.8	$228.9	24.8%
Southern	145.4	41.1%	37.0	213.8	—	435.4	394.2	42.6%
Gulf of Mexico	108.0	30.6%	8.7	151.5	0.3	205.8	301.2	32.6%

Total	353.4	100.0%	68.7	516.2	0.3	930.0	$924.3	100.0%

    Northern Division

        The Northern Division conducts operations in the Rocky Mountain region which includes the Williston, Powder River, Big Horn and Green River Basins. The Division represented 25% of our net present value of estimated proved reserves as of December 31, 2001 and contributed 28% of our fourth quarter 2001 production. We have interests in 731,788 developed and 1,419,208 undeveloped gross acres in the region and in 1,862 gross (approximately 522 net) producing wells.

        Our strategy in the Northern Division is to develop lower-risk opportunities, exploit infill, horizontal and secondary/tertiary recovery opportunities on existing properties and make tactical acquisitions to enhance current operations.

        On March 1, 2002 we completed the purchase of producing oil and gas properties located in the Williston Basin in North Dakota and Montana for approximately $38.7 million. We estimate the total proved reserves for these properties as of December 31, 2001 to be approximately 53.1 Bcfe, of which approximately 90% is oil. The reserves are not included in the table above and these estimates have not been audited by our independent petroleum engineering firm. We will operate over 70% of these properties, which have an average lifting cost of $0.51 per Mcfe. We estimate that net production from these properties will average approximately 13.9 Mmcfe/d in 2002.

        North Dakota. Our two most active projects in North Dakota are in the South Fryburg Tyler area and the Wiley field.

  •
  South Fryburg Tyler Area.  The South Fryburg Tyler area continues to be one of our most active drilling programs. We continue development within the South Fryburg Tyler Unit, where we are the operator. We are also involved in exploration and development drilling in the Mission Canyon formation on a contiguous acreage block southeast of the Unit. Within the South Fryburg Tyler Unit, we expanded the Tyler sand production with development drilling in 2001. On our acreage block adjoining the Unit to the southeast, where we own over 76,000 gross acres, our drilling program targets zones within the Mission Canyon formation. We have participated in 26 horizontal wells on this acreage, 19 of which were drilled in 2001. The 26 wells had initial production rates of approximately 190 bbl/d. In 2002, we expect to participate in an additional 4 to 8 wells on this block.

  •
  Wiley Field.  We operate this waterflood with a 54% working interest. In 2000, we initiated a horizontal drilling program with five wells and in 2001 drilled 17 wells, all of which were successful. In addition to the horizontal drilling, we increased water injection capacity to expand our waterflood program. As a result of this activity, gross daily production has increased from approximately 600 bbl/d in April 2000 to over 2,400 bbl/d at the end of 2001. Over the next 12 months, we plan to drill 10 to 15 additional wells in this area while continuing to increase water injection capacity.

        Wyoming. Our three primary areas of focus in Wyoming are the Big Horn Basin, the Powder River Basin and the Greater Green River area. The Merger added in excess of 1.1 million gross acres of exploratory acreage in the Big Horn, Wind River and Greater Green River gas basins of Wyoming. We plan to drill 15 to 20 exploration wells in these areas over the next 12 to 24 months. The wells will target multiple formations and successful projects hold the potential for multi-well development programs.

  •
  Big Horn Basin.  The Gooseberry field is our most significant property in the basin. We own a 100% working interest (nearly 90% net revenue interest) in this field, which consists of two waterflood units. Since acquiring the field in February 1995, we have more than doubled the production from approximately 535 bbl/d to over 1,100 bbl/d in December 2001. This has been accomplished through the acquisition of proprietary 3-D seismic data, drilling of delineation wells, installation of the two waterfloods and the addition of shallower producing zones. During the next 12 months, we plan to drill from two to three additional wells and to expand water injection capacity. In January 2002 we placed a larger pipeline in service to accommodate the increasing production from the unit.

  •
  Powder River Basin.  We currently own more than 27,000 net undeveloped acres in the Powder River Basin, which we believe are prospective for coalbed methane drilling. In 2000 and 2001, we participated in the drilling of 178 wells, all of which were successful. We operate 84 of these wells. In 2002, we expect to participate in another 130 to 160 wells.

  •
  Greater Green River Area.  One of the primary operating locations within the Greater Green River area is the Moxa Arch Trend, where we drilled 16 wells in 2001, 14 of which were successful. This area represents a multi-year program where we have identified more than 100 potential drilling locations on our acreage. Wells target the Frontier and Dakota formations at depths that range from approximately 10,000 to 12,500 feet. Production from Moxa Arch wells, particularly from the Frontier formation, tends to be long-lived, with 25 to 30 year reserve life potential.

    Southern Division

        The Southern Division conducts operations in the Permian Basin, Mid-Continent and onshore Gulf Coast regions. This division represented 43% of the net present value of our estimated proved reserves as of December 31, 2001 and contributed 41% of our fourth quarter 2001 production. We have interests in 578,252 developed and 165,939 undeveloped gross acres and in 3,900 gross (approximately 1,603 net) producing wells.

        Permian Basin. The Southern Division's principal Permian Basin properties are the Andrews Unit, Howard Glasscock Field and the Shafter Lake San Andres Unit.

  •
  Andrews Unit.  The Andrews Unit, acquired as part of the Merger, produces from the Wolfcamp/Penn formation at approximately 8,600 feet. We have a 98.6% working interest in this 3,230-acre Unit. Water injection began in late 1996 with the first response occurring in late 1998. During 2000 and 2001, we expanded the waterflood program by drilling additional wells, converting wells to injection, and performing workovers on existing wells. As a result, Unit production continues to increase from an 855 bbl/d average in 2000 to 911 bbl/d average in 2001. We plan to drill two wells and convert two wells to injectors in 2002. We believe that production from this waterflood Unit can be further enhanced with the use of CO2 flooding or other tertiary recovery methods.

  •
  Howard Glasscock Field.  We continue to exploit our 100% working interest in the Howard Glasscock Field. Based on the results from adjacent successful waterfloods, we believe that additional potential exists through the installation of new and expansion of existing waterfloods on our leases. In May 2001, we initiated a drilling program for 27 injection and development wells to expand waterfloods on two of our leases. Water injection commenced in first quarter 2002. Additionally, we have identified a number of opportunities for recompletion and well deepenings.

  •
  Shafter Lake San Andres Unit.  The Shafter Lake San Andres Unit, also acquired as part of the Merger, is a 12,880-acre Unit that produces from the Grayburg and San Andres formations at a depth of approximately 4,500 feet. We have an 81.4% working interest in this secondary recovery Unit. In 2002, we plan to drill eight wells on 10-acre spacing. Operators of nearby San Andres fields have successfully drilled to 10-acre spacing before CO2 injection. We believe the potential exists for CO2 flooding as the field matures.

        Mid-Continent. The Southern Division's Mid-Continent operations are currently focused in Oklahoma and Kansas. Oil production is concentrated in our operated waterfloods in Oklahoma, while natural gas production is primarily in third party operated wells in Oklahoma and in our operated wells in Kansas. The most significant waterflood unit in Oklahoma is the Calumet Cottage Grove Unit, which we acquired as part of the Merger. We operate this secondary recovery Unit consisting of 11,400 acres in central Oklahoma. Production is from the Pennsylvanian Cottage Grove formation at 8,100 feet. We have a 44.1% working interest in this Unit. In 2001, a total of seven wells were drilled, all of which were successful and six of which were drilled prior to the Merger. We plan to drill four to six additional wells in 2002.

        Onshore Gulf Coast. The Southern Division's Gulf Coast operations are primarily focused in the Austin Chalk/Georgetown trend of east-central Texas and in Northern Louisiana where we are active in two fields, the Elm Grove Field and the North Louisiana Field Complex.

  •
  Austin Chalk/Georgetown Trend.  The trend is a fractured carbonate formation that has been highly conducive to the application of horizontal drilling technology. The Austin Chalk formation is encountered in this field at depths ranging between approximately 7,000 and 17,000 feet. The Georgetown formation, approximately 300 to 500 feet below the base of the Austin Chalk, has been a secondary objective in the field. We control approximately 50,000 gross (13,000 net) undeveloped acres and 114,000 gross (43,000 net) developed acres in this area. In 2001, we participated in the drilling of five Georgetown wells prior to the Merger and one Austin Chalk well after the Merger. All were successful. In 2002 we plan to re-enter six wells to drill Georgetown horizontal sections.

  •
  Elm Grove Field.  This field was drilled to extend the Cotton Valley production downdip from the mature Caspiana field. In addition to the Cotton Valley, shallower secondary objectives include the Hosston and Rodessa intervals. Through the Merger we acquired an approximately 37% non-operating working interest in the field. In 2001 a total of 42 wells were drilled, 17 of which were drilled after the Merger. All of the wells were successful. Gross production in the field has increased from 34 Mmcfe/d in January 2001 to 54 Mmcfe/d in December 2001. In 2002, we plan to drill 25 to 30 wells.

  •
  North Louisiana Field Complex.  We acquired this interest in late 1998 and have identified over 100 development locations in its four fields—Ada, Sibley, West Bryceland and Sailes. The 2,000 foot thick Hosston interval contains over 20 separate producing zones. In 2001, we drilled 34 wells, all of which were successful. We anticipate drilling between 35 and 45 wells in this region in each of the next two years.

    Gulf of Mexico Division

        The Gulf of Mexico Division represented 32% of the net present value of our estimated proved reserves as of December 31, 2001 and contributed 31% of our fourth quarter 2001 production. We have interests in 303,804 developed and 357,059 undeveloped gross acres in the Gulf of Mexico and in 158 gross (approximately 47 net) producing wells.

        In addition to a production base with numerous exploitation opportunities within our developed acreage, the Gulf of Mexico provides us with moderate-risk exploration targets. We drilled 16 exploratory wells in the Gulf of Mexico in 2001, 11 of which were successful. We have under license 3-D seismic data covering over 18,000 square miles (approximately 2,300 blocks) and 2-D seismic data covering 150,000 linear miles within the Gulf of Mexico.

        West Cameron Blocks 180/198. The West Cameron Blocks 180/198 complex consists of all or a portion of seven offshore blocks, including 30,000 gross developed and 5,000 gross undeveloped acres. This field was never owned by an independent producer prior to its purchase by Old Westport in October 1997. The complex is located 30 miles offshore in 52 feet of water. It has produced approximately 1.7 Tcf of natural gas and 10 Mmbbl of oil from over 20 separate producing zones since its discovery. Since acquiring this field, we have increased gross production from approximately 26 Mmcfe/d to 63 Mmcfe/d at year-end 2001. At the time of the acquisition, estimated proved reserves net to our interest were 77 Bcfe. As of December 31, 2001, we had 84 Bcfe of estimated proved reserves in the complex.

        In the first quarter of 2001, we commenced production on three development wells drilled in 2000, and in the third quarter of 2001 we commenced production on three development wells drilled in the first half of 2001. We also drilled a successful exploration well in the complex in 2001. The complex holds additional drilling opportunities.

        West Cameron Blocks 613/614. In 1999, we discovered this field, located approximately 120 miles offshore in 290 feet of water. We drilled a second exploration well on an adjoining block in the third quarter of 2000. We operate the field with a working interest of 50% and installed facilities and commenced production in December 2000. At year-end, the wells were producing at 22 Mmcfe/d (9 Mmcfe/d net).

        West Cameron Block 370. We discovered this field, located approximately 60 miles offshore in 78 feet of water, in the fourth quarter of 2000. We operate the field with a 60% working interest. Following the discovery well we drilled three additional wells, installed a platform and commenced production in the third quarter of 2001. At year-end, the wells were producing at 30 Mmcfe/d (15 Mmcfe/d net).

        East Cameron Block 369. We discovered this field in the first quarter of 2001 and commenced production from it in December 2001. It is located approximately 132 miles offshore in 350 feet of water. We operate the two-well field with a 60% working interest. At year-end, the wells were producing at 20 Mmcfe/d (10 Mmcfe/d net).

        Vermilion Block 408. This field is located approximately 110 miles offshore in 400 feet of water and was discovered in 1999. We have a 25% non-operated working interest in the field. A second well was drilled in this block in the third quarter of 2000. A third well was in progress at year end 2001. Facilities were installed in late 2001 and production commenced in the first quarter of 2002.

        Mississippi Canyon Block 322. This field is located approximately 35 miles offshore in 750 feet of water and was discovered in the second quarter of 2001. We own a non-operated 25% working interest in the field. A second well was also drilled. Both wells have been completed and production commenced in the first quarter of 2002.

        Recent Discoveries. In 2002, we will continue to exploit the following discoveries in the Gulf of Mexico:

  •
  High Island Block 197.  This field is located approximately 28 miles offshore in 50 feet of water and was discovered in the third quarter of 2001. We have a 25% non-operated working interest in the field. A second well was in progress at year end 2001. In the first quarter of 2002, we farmed into an adjoining block and an exploratory well is currently drilling. We expect a platform to be installed and production to be commenced in the second half of 2002.

  •
  High Island Block 84.  This field is located approximately 23 miles offshore in 50 feet of water and was discovered in the third quarter of 2001. We operate the field with a 52% working interest. We plan to install a platform and commence production in the third quarter of 2002.

  •
  South Timbalier 316.  We discovered this field located approximately 66 miles offshore in 300 feet of water, in the fourth quarter of 2001. We operate the field with a 40% working interest. Three wells have been drilled. We expect to install a platform and commence production in the second half of 2003.

        Other Exploration Activity. During 2002, we anticipate drilling eight to eleven exploration prospects.

Proved Reserves

        The following table sets forth estimated proved reserves for the periods indicated:

	As of December 31,
	2001		2000		1999
Oil (Mbbls)
Developed	51,068		28,673		29,489
Undeveloped	17,588		6,127		3,261

Total	68,656		34,800		32,750

Natural Gas (Mmcf)
Developed	401,106		183,872		82,639
Undeveloped	115,050		58,839		36,531

Total	516,156		242,711		119,170

Natural Gas Liquids (Mbbls)
Developed	119		247		28
Undeveloped	199		212		—

Total	318		459		28

Total (Mmcfe)	930,000		454,265		315,838

Present Value ($ in thousands)
Developed	$737,625		$1,234,605		$300,328
Undeveloped	186,718		336,287		48,771

Total	$924,343	(1)	$1,570,892	(2)	$349,099

Standardized Measure ($ in thousands) (3)	$747,029		$1,098,399		$322,435

(1)
The difference in net present value from December 31, 2000 to December 31, 2001 resulted almost entirely from (i) the addition of 502.7 Bcfe of proved reserves acquired in connection with the Merger, (ii) the addition of 92 Bcfe as discoveries and extensions, (iii) the downward revision of 33 Bcfe due to revisions of previous estimates and (iv) the decrease in commodity prices used to determine net present value (from $26.83 to $19.78 per bbl of oil and from $9.52 to $2.72 per Mmbtu of natural gas).

(2)
The difference in net present value from December 31, 1999 to December 31, 2000 resulted almost entirely from (i) the addition of 134 Bcfe of proved reserves acquired in connection with the merger between Westport Oil and Gas and EPGC, (ii) the addition of 52 Bcfe as discoveries and extensions and (iii) the increase in commodity prices used to determine net present value (from $25.60 to $26.83 per bbl of oil and from $2.30 to $9.52 per Mmbtu of natural gas).

(3)
The standardized measure is the value of the future after-tax net revenues discounted at 10%. The difference between the net present value and the standardized measure is the effect of income taxes discounted at 10%.

        Estimated quantities of oil and natural gas reserves and the present value thereof as of December 31, 2001 are based upon a reserve report prepared by the Company's engineering staff, 87% of the net present value of which was audited by the independent petroleum engineering firm of Ryder Scott Company, L.P. Estimated quantities of oil and natural gas reserves and the present value thereof as of December 31, 2000 are based upon reserve reports prepared by the independent petroleum engineering firms of Ryder Scott Company, L.P., Netherland Sewell and Associates, Inc. and internal estimates. The Ryder Scott and Netherland Sewell reports covered approximately 85% of the net present value of the reserves and the net present value thereof.

        Proved developed reserves are proved reserves that are expected to be recovered from existing wells with existing equipment and operating methods. Proved undeveloped reserves are proved reserves that are expected to be recovered from new wells drilled to known reservoirs on undrilled acreage for which the existence and recoverability of such reserves can be estimated with reasonable certainty, or from existing wells where a relatively major expenditure is required to establish production.

        There are numerous uncertainties inherent in estimating quantities of proved reserves and in projecting future rates of production and timing of exploitation expenditures. The data in the above tables represent estimates only. Oil and natural gas reserve engineering is inherently a subjective process of estimating underground accumulations of oil and natural gas that cannot be measured exactly, and estimates of other engineers might differ materially from those shown above. The accuracy of any reserve estimate is a function of the quality of available data and engineering and geological interpretation and judgment. Results of drilling, testing and production after the date of the estimate may justify revisions. Accordingly, reserve estimates may vary from the quantities of oil and natural gas that are ultimately recovered.

        Future prices received for production and costs may vary, perhaps significantly, from the prices and costs assumed for purposes of these estimates. The present value shown should not be construed as the current market value of the reserves. The 10% discount factor used to calculate present value, which is mandated by generally accepted accounting principles, is not necessarily the most appropriate discount rate. The present value, no matter what discount rate is used, is materially affected by assumptions as to timing of future production, which may prove to be inaccurate. For properties that we operate, expenses exclude our share of overhead charges. In addition, the calculation of estimated future net revenues does not take into account the effect of various cash outlays, including, among other things, general and administrative costs and interest expense.

Production and Price History

        The following table sets forth information regarding net production of oil, natural gas and natural gas liquids, and certain price and cost information for each of the periods indicated:

	Year Ended December 31,
	2001	2000	1999
Production Data:
Oil (Mbbls)	4,929	3,584	3,300
Natural Gas (Mmcf)	58,430	34,072	13,313
NGL (Mbbls) (1)	22	41
Total Mmcfe	88,136	55,822	33,113
Average Prices (2)
Oil (Mbbls)	$21.69	$27.98	$16.45
Natural Gas (Mmcf)	3.59	4.21	2.19
NGL (Mbbls) (1)	18.97	21.02
Total Mmcfe	3.60	4.38	2.52
Average Costs (per Mcfe)
Lease operating expense	$0.63	$0.62	$0.69
General and administrative	0.20	0.14	0.16
Depletion, depreciation, and amortization	1.41	1.16	0.76

(1)
Production of natural gas liquids was not meaningful for 1999.

(2)
Does not include the effects of hedging transactions.

Producing Wells

        The following table sets forth information at December 31, 2001 relating to the producing wells in which we owned a working interest as of that date. We also held royalty interests in 1,726 producing wells as of that date. Wells are classified as oil or natural gas wells according to their predominant production stream.

	Gross Producing Wells	Net Producing Wells	Average Working Interest
Crude oil and liquids	3,601	1,584	44.0%
Natural gas	2,319	588	25.4%

Total	5,920	2,172	—

Acreage

        The following table sets forth information at December 31, 2001 relating to acreage held by us. Developed acreage is assigned to producing wells. Undeveloped acreage is acreage held under lease, permit, contract or option that is not in a spacing unit for a producing well, including leasehold interests identified for exploitation or exploratory drilling. The term "gross acres" refers to the total number of acres in which we own a working interest. The term "net acres" refers to gross acres multiplied by our fractional working interest therein.

	Gross Acreage	Net Acreage
Developed:
Northern	731,788	216,322
Southern	578,252	230,390
Gulf of Mexico	303,804	75,299

Total Developed	1,613,844	522,011
Undeveloped:
Northern	1,419,208	561,519
Southern	165,939	80,996
Gulf of Mexico	357,059	204,233

Total Undeveloped	1,942,206	846,738

Total	3,556,050	1,368,749

Drilling Results

        The following table sets forth information with respect to wells drilled during the periods indicated. The information should not be considered indicative of future performance, nor should it be assumed that there is necessarily any correlation between the number of productive wells drilled, quantities of reserves found or economic value. Productive wells are those that produce commercial quantities of hydrocarbons, whether or not they produce a reasonable rate of return.

	Year Ended December 31,
	2001	2000	1999
Development Wells:
Productive
Gross	242.0	169.0	83.0
Net	86.0	40.0	28.2
Dry
Gross	9.0	8.0	—
Net	3.4	1.7	—
Exploratory Wells:
Productive
Gross	18.0	12.0	8.0
Net	5.9	5.8	1.4
Dry
Gross	6.0	8.0	3.0
Net	3.3	3.4	1.3

        As of December 31, 2001, four additional exploration and seven development wells were in progress.

ITEM 3. LEGAL PROCEEDINGS

        From time to time, we may be a party to various legal proceedings. We are not currently party to any material pending legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted during the fourth quarter of the fiscal year covered by this Form 10-K to a vote of our security holders, through the solicitation of proxies or otherwise.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Price Range of Common Stock

        Our common stock is listed and traded on the New York Stock Exchange, or NYSE, under the symbol "WRC." Prior to the Merger, Belco common stock was listed and traded on the NYSE under the symbol "BOG."

        On August 21, 2001, the effective date of the Merger, Old Westport was merged with and into Belco, with Belco surviving and changing its name to Westport Resources Corporation. The Merger was accounted for as a purchase transaction for financial accounting purposes. Because former Old Westport stockholders now own a majority of the outstanding Westport common stock as a result of the Merger, the Merger is accounted for as a reverse acquisition in which Old Westport is the purchaser of Belco.

        The following table sets forth the high and low closing trading prices per share of Old Westport, Belco and Westport common stock on the NYSE, for the periods indicated:

	Belco Common Stock (1)		Old Westport Common Stock (2)		Westport Common Stock (3)
	High	Low	High	Low	High	Low
2000
First Quarter	$11.25	$5.25	—	—	—	—
Second Quarter	10.50	7.38	—	—	—	—
Third Quarter	9.63	8.00	—	—	—	—
Fourth Quarter	12.44	8.50	22.75	14.875	—	—
2001
First Quarter	$12.75	$8.40	$24.30	$14.87	—	—
Second Quarter	10.80	7.90	32.00	19.30	—	—
Third Quarter (through August 20, 2001)	9.00	8.28	21.99	20.00	—	—
Third Quarter (from August 21, 2001)	—	—	—	—	20.11	13.35
Fourth Quarter	—	—	—	—	17.84	14.60

(1)
Stock price information for periods prior to August 21, 2001, the effective date of the Merger, are for shares of Belco common stock listed and traded on the NYSE under the symbol "BOG." August 20, 2001 was the last full trading day on which shares of Belco common stock were traded prior to the Merger.

(2)
Old Westport commenced its initial public offering of common stock on October 19, 2000 at a price of $15.00 per share. Fourth Quarter 2000 data is from October 20, the first day Old Westport's common stock was traded on the NYSE (under the symbol "WRC") through December 31, 2000. August 20, 2001 was the last full trading day on which shares of Old Westport common stock were traded prior to the Merger.

(3)
The Merger became effective on August 21, 2001. In accordance with the agreement governing the Merger, each outstanding share of Belco common stock was exchanged for 0.4125 of a share of Westport common stock and each outstanding share of Old Westport stock was exchanged for one share of Westport common stock.

Price Range of Preferred Stock

        Our 6 1/2% convertible preferred stock is listed on the NYSE under the symbol "WRC_P." Prior to the Merger, Belco 6 1/2% convertible preferred stock was listed and traded on the NYSE under the symbol "BOG_P." The following table sets forth the high and low closing trading prices per share of Belco and Westport 6 1/2% convertible preferred stock on the NYSE, for the periods indicated:

	Belco 6 1/2% Convertible Preferred Stock (1)		Westport 6 1/2% Convertible Preferred Preferred Stock (2)
	High	Low	Low	High
2000
First Quarter	$16.13	$14.00	—	—
Second Quarter	15.50	13.25	—	—
Third Quarter	16.00	14.44	—	—
Fourth Quarter	18.25	14.88	—	—
2001
First Quarter	$18.40	$14.25	—	—
Second Quarter	18.45	15.30	—	—
Third Quarter (through August 20, 2001)	18.45	17.40	—	—
Third Quarter (from August 21, 2001)	—	19.20	17.50
Fourth Quarter	—	—	19.10	17.70

(1)
Stock price information for periods prior to August 21, 2001, the effective date of the Merger, are for shares of Belco 6 1/2% convertible preferred stock listed and traded on the NYSE under the symbol "BOG_P." August 20, 2001 was the last full trading day on which shares of Belco 6 1/2% convertible preferred stock were traded prior to the Merger.

(2)
The Merger became effective on August 21, 2001. In accordance with the agreement governing the Merger, each outstanding share of Belco 6 1/2% convertible preferred stock was exchanged for one share of Westport 6 1/2% convertible preferred stock and became convertible into 0.465795 of a share of Westport common stock.

        As of March 1, 2002, the closing price of our 6 1/2% convertible preferred stock was $19.00 per share, there were 2,930,000 shares of our 6 1/2% convertible preferred stock outstanding, convertible into 1,364,779 shares of our common stock at a rate of 0.465795 per share.

Dividend Policy

        We have never declared or paid any cash dividends on our common stock. We anticipate that we will retain all future earnings and other cash resources for investment in our business. Accordingly, we do not intend to declare or pay cash dividends on our common stock in the foreseeable future. Payment of any future dividends on our common stock will be at the discretion of our board of directors after taking into account many factors, including our financial condition, operating results, current and anticipated cash needs and plans for expansion. In addition, our ability to declare and pay any dividends on our capital stock, including any outstanding preferred stock, may be limited or prohibited under the terms of our credit facility and the indentures governing our senior subordinated debt obligations.

        Because reported first quarter 2001 net income was insufficient to permit Belco to declare a dividend on its 6 1/2% convertible preferred stock under the terms of Belco's indenture for Belco's 10 1/2% Senior Subordinated Notes due 2006, Belco's board of directors did not declare a preferred dividend for the preferred stock dividend due June 15, 2001. Since the Merger, Westport has declared and paid all required dividends on its 6 1/2% convertible preferred stock, including dividends in arrears.

Recent Sales Of Unregistered Securities

        None.

ITEM 6. SELECTED FINANCIAL DATA

        The following table sets forth selected consolidated financial data for Westport as of the dates and for the periods indicated. The financial data for the five years ended December 31, 2001 were derived from our Consolidated Financial Statements. Future results may differ substantially from historical results because of changes in oil and natural gas prices, increases or decreases in production or other factors, many of which are beyond our control. The following data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," which includes a discussion of factors materially affecting the comparability of the information presented, and our financial statements and the notes thereto included elsewhere in this report.

	Year Ended December 31,
	2001	2000	1999	1998	1997
	(in thousands, except per share data)
Statement of Operations Data:
Operating Revenue:
Oil and natural gas sales	$317,278	$244,669	$83,393	$52,057	$63,823
Hedge settlements	2,091	(24,627)	(7,905)	298	47
Commodity price risk management activities:
Non-hedge settlements	15,300	—	—	—	—
Non-hedge change in fair value of derivatives	14,323	(739)	—	—	—
Gain (loss) on sale of operating assets, net	(132)	3,130	3,637	—	(13)

Net revenues	348,860	222,433	79,125	52,355	63,857

Operating costs and expenses:
Lease operating expense	55,315	34,397	22,916	21,554	19,583
Production taxes	13,407	10,631	5,742	3,888	5,923
Transportation costs	5,157	3,034	1,725	850	781
Exploration	31,313	12,790	7,314	14,664	7,424
Depletion, depreciation and amortization	124,059	64,856	25,210	36,264	23,659
Impairment of proved properties	9,423	2,911	3,072	8,794	5,765
Impairment of unproved properties	6,974	5,124	2,273	1,898	380
Stock compensation expense	719	5,539 (1)	—	—	—
General and administrative	17,678	7,542	5,297	5,913	5,316

Total operating expenses	264,045	146,824	73,549	93,825	68,831

Operating income (loss)	84,815	75,609	5,576	(41,470)	(4,974)
Other income (expense):
Interest expense	(13,196)	(9,731)	(9,207)	(8,323)	(5,635)
Interest income	1,668	1,230	489	403	309
Change in interest rate swap fair value	4,960	—	—	—	—
Other	211	152	16	29	(54)

Income (loss) before income taxes	78,458	67,260	(3,126)	(49,361)	(10,354)
Benefit (provision) for income taxes	(28,637)	(23,724)	—	—	973

Net income (loss)	49,821	43,536	(3,126)	(49,361)	(9,381)
Preferred stock dividends	1,587	—	—	—	—

Net income (loss) available to common stock	$48,234	$43,536	$(3,126)	$(49,361)	$(9,381)

Weighted average number of common shares outstanding:
Basic	43,408	28,296	14,727	11,004	9,326

Diluted	44,168	28,645	14,727	11,004	9,326

Net income (loss) per common share:
Basic	$1.11	$1.54	$(0.21)	$(4.49)	$(1.01)

Diluted	$1.09	$1.52	$(0.21)	$(4.49)	$(1.01)

Other Financial Data:
Net cash provided by operating activities	195,273	143,429	21,279	7,622	24,146
Net cash provided by (used in) investing activities	(188,686)	(140,169)	17,981	(113,019)	(150,441)
Net cash provided by (used in) financing activities	843	(2,581)	(29,933)	104,667	126,675
Capital expenditures	194,244	146,086	14,005	113,008	153,791
Balance Sheet Data (as of period end):
Cash and cash equivalents	$27,584	$20,154	$19,475	$10,148	$10,878
Working capital (deficit)	13,365	20,487	12,837	(30,993)	4,296
Total assets	1,604,216	551,831	271,477	302,302	245,394
Total long-term debt	429,224	162	105,462	121,333	92,128
Total debt	429,224	162	106,795	153,128	93,462
Total stockholders' equity	920,296	458,056	140,011	126,737	131,098

(1)
Includes compensation expenses of $3.4 million recorded as a result of a one-time repurchase of employee stock options in March 2000 in connection with the merger between Westport Oil and Gas and EPGC.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Critical Accounting Policies And Estimates

        Our discussion and analysis of Westport's financial condition and results of operation are based upon consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Our significant accounting policies are described in Note 1 to our consolidated financial statements. In response to SEC Release No. 33-8040, "Cautionary Advice Regarding Disclosure About Critical Accounting Policies," we have identified certain of these policies as being of particular importance to the portrayal of our financial position and results of operations and which require the application of significant judgment by our management. We analyze our estimates, including those related to oil and gas revenues, oil and gas properties, fair value of derivative instruments, income taxes and contingencies and litigation, and base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

  •
  Revenue Recognition. We follow the sales method of accounting for oil and natural gas revenues. Under this method, revenues are recognized based on actual volumes of oil and natural gas sold to purchasers.

  •
  Successful Efforts Accounting. We account for our oil and natural gas operations using the successful efforts method of accounting. Under this method, all costs associated with property acquisition, successful exploratory wells and all development wells are capitalized. Items charged to expense generally include geological and geophysical costs, costs of unsuccessful exploratory wells and oil and natural gas production costs. All of our oil and natural gas properties are located within the continental United States, the Gulf of Mexico and Canada.

  •
  Proved Reserve Estimates. Estimates of our proved reserves included in this report are prepared in accordance with generally accepted accounting principals, or GAAP, and SEC guidelines. The accuracy of a reserve estimate is a function of:

  •
  the quality and quantity of available data;

  •
  the interpretation of that data;

  •
  the accuracy of various mandated economic assumptions; and

  •
  the judgment of the persons preparing the estimate.

    Our proved reserve information included in this report is based on estimates we prepared. Estimates prepared by others may be higher or lower than our estimates.

    Because these estimates depend on many assumptions, all of which may substantially differ from actual results, reserve estimates may be different from the quantities of oil and gas that are ultimately recovered. In addition, results of drilling, testing and production after the date of an estimate may justify material revisions to the estimate.

    Our stockholders should not assume that the present value of future net cash flows is the current market value of our estimated proved reserves. In accordance with SEC requirements, we based the estimated discounted future net cash flows from proved reserves on prices and costs on the date of the estimate. Actual future prices and costs may be materially higher or lower than the prices and costs as of the date of the estimate.

    Our estimates of proved reserves materially impact depletion expense. If the estimates of proved reserves decline, the rate at which we record depletion expense increases, reducing net income. Such a decline may result from lower market prices, which may make it uneconomic to drill for and produce higher cost fields. In addition, the decline in proved reserve estimates may impact the outcome of our assessment of our oil and gas producing properties for impairment.

  •
  Impairment of Proved Oil and Gas Properties. We review our long-lived proved properties to be held and used whenever management judges that events or circumstances indicate that the recorded carrying value of the properties may not be recoverable. Management assesses whether or not an impairment provision is necessary based upon management's outlook of future commodity prices and net cash flows that may be generated by the properties. Proved oil and gas properties are reviewed for impairment on a field-by-field basis, which is the lowest level at which depletion of proved properties is calculated.

  •
  Impairment of Unproved Oil and Gas Properties. Management periodically assesses individually significant unproved oil and gas properties for impairment, on a project-by-project basis. Management's assessment of the results of exploration activities, commodity price outlooks, planned future sales or expiration of all or a portion of such projects impact the amount and timing of impairment provisions.

  •
  Commodity Derivative Instruments and Hedging Activities. We periodically enter into commodity derivative contracts and fixed-price physical contracts to manage our exposure to oil and natural gas price volatility. We primarily utilize price swaps, futures contracts or collars, which are generally placed with major financial institutions or with counterparties of high credit quality that we believe are minimal credit risks. The oil and natural gas reference prices of these commodity derivatives contracts are based upon crude oil and natural gas futures which have a high degree of historical correlation with actual prices we receive. On January 1, 2001, we adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." Under SFAS No. 133 all derivative instruments are recorded on the balance sheet at fair value. Changes in the derivative's fair value are recognized currently in earnings unless specific hedge accounting criteria are met. For qualifying cash flow hedges, the gain or loss on the derivative is deferred in accumulated other comprehensive income (loss) to the extent the hedge is effective. For qualifying fair value hedges, the gain or loss on the derivative is offset by related results of the hedged item in the income statement. Gains and losses on hedging instruments included in accumulated other comprehensive income (loss) are reclassified to oil and natural gas sales revenue in the period that the related production is delivered. Derivative contracts that do not qualify for hedge accounting treatment are recorded as derivative assets and liabilities at market value in the consolidated balance sheet, and the associated unrealized gains and losses are recorded as current expense or income in the consolidated statement of operations. While such derivative contracts do not qualify for hedge accounting, management believes these contracts can be utilized as an effective component of CPRM activities.

Overview

        Westport is an independent energy company engaged in oil and natural gas exploitation, acquisition and exploration activities primarily in the United States. Our reserves and production operations are concentrated in the following diversified divisions: Northern (Rocky Mountains); Southern (Permian Basin, Mid-Continent and Gulf Coast); and Gulf of Mexico (offshore). We focus on maintaining a balanced portfolio of lower-risk, long-life onshore reserves and higher-margin offshore reserves to provide a diversified cash flow foundation for our exploitation, acquisition and exploration activities.

        Our results of operations are significantly impacted by the prices of oil and natural gas, which are volatile. In 2001, oil and natural gas prices decreased compared to prices in 2000. Oil and natural gas prices declined from $9.52 per Mcf and $26.83 per bbl at the beginning of 2001 to $2.72 per Mcf and $19.78 per bbl at December 31, 2001. The prices we receive for our oil vary from NYMEX prices based on the location and quality of the crude oil. The prices we receive for our natural gas are based on Henry Hub prices reduced by transportation and processing fees.

        Oil and natural gas production costs are composed of lease operating expense and production taxes. Lease operating expense consists of pumpers' salaries, utilities, maintenance and other costs necessary to operate our producing properties. In general, lease operating expense per unit of production is lower on our offshore properties and does not fluctuate proportionately with our production. Production taxes are assessed by applicable taxing authorities as a percentage of revenues. However, properties located in Federal waters offshore are generally not subject to production taxes. Transportation costs are comprised of costs paid to a carrier to deliver oil or natural gas to a specified delivery point. In some cases we receive a payment from the purchases of our oil and natural gas which is net of gas transportation costs and in other instances we pay the costs of transportation.

        Exploration expense consists of geological and geophysical costs, delay rentals and the cost of unsuccessful exploratory wells. Delay rentals are typically fixed in nature in the short term. However, other exploration costs are generally discretionary and exploration activity levels are determined by a number of factors, including oil and natural gas prices, availability of funds, quantity and character of investment projects, availability of service providers and competition.

        Depletion of capitalized costs of producing oil and natural gas properties is computed using the units-of-production method based upon proved reserves. For purposes of computing depletion, proved reserves are redetermined twice each year. Because the economic life of each producing well depends upon the assumed price for production, fluctuations in oil and natural gas prices impact the level of proved reserves. Higher prices generally have the effect of increasing reserves, which reduces depletion, while lower prices generally have the effect of decreasing reserves, which increases depletion.

        We assess our proved properties on a field-by-field basis for impairment, in accordance with the provisions of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long Lived Assets and for Long Lived Assets to be Disposed of," whenever events or circumstances indicate that the capitalized costs of oil and natural gas properties may not be recoverable. When making such assessments, we compare the expected undiscounted future net revenues on a field-by-field basis with the related net capitalized costs at the end of each period. When the net capitalized costs exceed the undiscounted future net revenues, the cost of the property is written down to "fair value," which is determined using discounted future net revenues based on escalated prices. Impairments for the years ended December 31, 2001, 2000 and 1999, were calculated based on the following prices: oil prices per barrel of $20.84, $24.70 and $20.84, respectively; and natural gas prices per Mcf of $2.75, $4.48 and $2.36, respectively. Oil and natural gas prices were both escalated annually at 2.5% in 2000 and 1999. Natural gas prices for 2001 were increased from $2.75 per Mcf in 2002 to $3.05 per Mcf in 2003 and then escalated at 2.5% thereafter. Estimates of declining production were based on internal estimates of which 87% of the net present value was audited by independent reserve engineers and estimated operating costs and severance taxes were based on past experience. Operating and future development costs were escalated annually at 2.5% in 2001, 2000 and 1999. Reserve categories used in the impairment analysis for all periods considered are categories of proven reserves and probable and possible reserves, which were risk adjusted based on our drilling plans and history of successfully developing those types of reserves. We periodically assess our unproved properties to determine if any such properties have been impaired. Such assessment is based on, among other things, the fair value of properties located in the same area as the unproved property and our intent to pursue additional exploration opportunities on such property.

        Stock compensation expense consists of noncash charges resulting from the application of the provisions of FASB Interpretation No. 44 to certain stock options granted to employees, issuance of restricted stock to certain employees and a one time expense related to the repurchase of employee stock options in March 2000.

        General and administrative expenses consist primarily of salaries and related benefits, office rent, legal fees, consultants, systems costs and other administrative costs incurred in our Denver, Dallas and Houston offices. While we expect such costs to increase with our growth, we expect such increases to be proportionately smaller than our production growth.

Mergers

        On August 21, 2001, the stockholders of Belco approved the Agreement and Plan of Merger, dated as of June 8, 2001, between Belco and Westport. Pursuant to the merger agreement, Old Westport was merged with and into Belco, with Belco surviving and changing its name to Westport Resources Corporation. The Merger was accounted for as a purchase transaction for financial accounting purposes. Because former Old Westport stockholders now own a majority of the outstanding Westport common stock as a result of the Merger, the Merger is accounted for as a reverse acquisition in which Old Westport is the purchaser of Belco.

        Old Westport was formed by the merger on April 7, 2000 of Westport Oil and Gas with EPGC. As a result of the merger, Westport Oil and Gas became a wholly-owned subsidiary of EPGC, which subsequently changed its name to Westport Resources Corporation, and the stockholders of Westport Oil and Gas became the majority stockholders of EPGC. The senior management team of Westport Oil and Gas became the management team for the combined company, complemented by certain key managers from EPGC.

Results of Operations

        As indicated above, the merger between Belco and Old Westport was accounted for using purchase accounting with Old Westport as the surviving accounting entity. We began consolidating the results of Belco with the results of Old Westport as of the August 21, 2001 closing date. The merger between EPGC and Westport Oil and Gas was accounted for using purchase accounting with Westport Oil and Gas as the surviving accounting entity. Old Westport began consolidating the results of EPGC with the results of Westport Oil and Gas as of the April 7, 2000 closing date.

        The discussion below includes a comparison of our consolidated results of operations for the years ended December 31, 2001, 2000 and 1999.

        Revenues.  Oil and natural gas revenues for 2001 increased by $72.6 million, or 30%, from $244.7 million in 2000 to $317.3 million in 2001. Production from the acquired Belco properties accounted for $49.6 million of the increase. Revenue increased $37.1 million from recent discoveries in the Gulf of Mexico. The increases were partially offset by decreases of 22% and 15% in realized oil and natural gas prices, respectively. Production volumes increased 32.3 Bcfe from 55.8 Bcfe in 2000 to 88.1 Bcfe in 2001 (acquired Belco and EPGC properties accounted for 19.2 Bcfe and 0.7 Bcfe of the increase, respectively). Production volumes also increased 10.7 Bcfe from recent discoveries in the Gulf of Mexico, 0.6 Bcfe from coalbed methane development in the Powder River Basin area, 0.8 Bcfe from the horizontal drilling program in the Wiley field, and 0.6 Bcfe from the acquired interest in the Ward Estes field in August 2000. Increases were partially offset by declines in existing properties. Hedging transactions had the effect of increasing oil and natural gas revenues by $2.1 million in 2001, or $0.2 per Mcfe, and reducing oil and natural gas revenues by $24.6 million in 2000, or $0.44 per Mcfe.

        Oil and natural gas revenues for 2000 increased by $161.3 million, or 193%, from $83.4 million in 1999 to $244.7 million in 2000. Production from the acquired EPGC properties accounted for $95.3 million of the increase and the remaining increase resulted from increases of 70% and 92% in realized oil and natural gas prices, respectively. The increase of 22,709 Mmcfe in production volumes from 33,113 Mmcfe in 1999 to 55,822 Mmcfe in 2000 was primarily due to 21,260 Mmcfe from the acquired EPGC properties. Hedging transactions had the effect of reducing oil and natural gas revenues by $24.6 million and $7.9 million, or $0.44 and $0.24 per Mcfe, for the years ended December 31, 2000 and 1999, respectively.

        Commodity Price Risk Management Activities, or CPRM, Activities.  For 2001, we recorded a net gain of $14.3 million in the non-hedge change in fair value of derivatives compared to a net loss of $0.7 million for 2000. A net gain of $15.3 million was recorded in 2001 for non-hedge settlements of derivatives. The net gains in 2001 and the net loss in 2000 relate to settlements of derivatives and changes in fair value on derivatives that under SFAS No. 133 do not qualify for hedge accounting. Westport Oil and Gas did not have any derivatives that qualified for hedge accounting for 1999.

        Gain (Loss) on Sale of Operating Assets.  For 2001, we recorded a loss on sale of operating assets of $0.1 million compared to gains of $3.1 million in 2000 and $3.6 million in 1999 primarily from the sale of offshore properties.

        Lease Operating Expense.  Lease operating expense for 2001 increased by $20.9 million, or 61%, from $34.4 million in 2000 to $55.3 million in 2001. Lease operating expenses from the acquired EPGC properties and Belco properties accounted for $1.3 million and $11.4 million, respectively, of the increase. Recent discoveries in the Gulf of Mexico, an increased level of workovers in several of our properties and a general increase in the cost of oil field services and materials accounted for the remainder. On a per Mcfe basis, lease operating expense remained relatively constant at $0.62 in 2000 and $0.63 in 2001.

        Lease operating expense for 2000 increased by $11.5 million, or 50%, from $22.9 million in 1999 to $34.4 million in 2000. Lease operating expenses from the acquired EPGC properties accounted for $6.5 million of the increase. On a per Mcfe basis, lease operating expense decreased from $0.69 to $0.62, primarily due to the lower lease operating expense associated with the acquired EPGC properties.

        Production Taxes.  Production taxes for 2001 increased by $2.8 million, or 26%, from $10.6 million in 2000 to $13.4 million, in 2001. Acquired Belco properties accounted for $3.7 million of the increase in production taxes. The increase from the acquired Belco properties is partially offset by a decrease in revenue from onshore properties as a result of a decrease in realized oil and natural gas prices. As a percent of oil and natural gas revenues (excluding the effects of hedges), production taxes remained relatively constant at 4.3% in 2000 and 4.2% in 2001.

        Production taxes for 2000 increased by $4.9 million, or 85%, from $5.7 million in 1999 to $10.6 million in 2000. The increase in production taxes is primarily attributable to an increase in the average realized price of oil and natural gas. As a percent of oil and natural gas revenues (excluding the effects of hedges), production taxes decreased from 6.9% to 4.3%. The decrease in production taxes as a percent of revenue is primarily the result of the EPGC merger, which increased the number of offshore properties that are not subject to production taxes.

        Transportation Costs.  Transportation costs for 2001 increased by $2.2 million, or 70%, from $3.0 million in 2000 to $5.2 million in 2001. The increase was primarily due to additional offshore and coalbed methane wells that started producing in the latter part of 2000 and early 2001, which incur higher costs to transport the natural gas.

        Transportation costs for 2000 increased by $1.3 million, or 76%, from $1.7 million in 1999 to $3.0 million in 2000. Transportation costs from the acquired EPGC properties accounted for $0.4 million of the increase. The remaining increase was due to additional offshore natural gas wells and coalbed methane wells that started producing in 2000.

        Exploration Costs.  Exploration costs for 2001 increased by $18.5 million, or 145%, from $12.8 million in 2000 to $31.3 million in 2001. Dry hole costs increased $13.1 million as a result of six unsuccessful exploratory wells drilled in the Gulf of Mexico during 2001. For 2000 there were five unsuccessful exploratory offshore wells and three unsuccessful exploratory onshore wells. Purchases of Gulf of Mexico seismic data increased $4.8 million during 2001 compared to 2000. Exploration costs increased $0.6 million from the acquired Belco properties.

        Exploration costs for 2000 increased by $5.5 million, or 75%, from $7.3 million in 1999 to $12.8 million in 2000. Exploration costs consisted of $6.0 million of dry hole costs, $5.6 million of geological and geophysical costs and $1.2 million of delay rentals. The increase was primarily due to $4.0 million in additional dry hole costs as a result of five unsuccessful offshore exploratory wells and three unsuccessful onshore exploratory wells drilled during 2000. Geological and geophysical costs increased $1.0 million due to increased offshore activity in 2000. Delay rentals accounted for $0.5 million of the increase as a result of acquiring offshore leases in the EPGC merger.

        Depletion, Depreciation and Amortization, or DD&A, Expense.  DD&A expense increased $59.2 million in 2001, from $64.9 million in 2000 to $124.1 million in 2001. Depletion related to the acquired EPGC properties and Belco properties caused DD&A expense to increase $6.4 million and $31.7 million, respectively. Recent discoveries in the Gulf of Mexico caused DD&A expense to increase $14.8 million. An increase of $2.1 million was primarily due to additions in oil and natural gas properties in northern Louisiana in 2001. The remaining increase was primarily due to the additions of oil and natural gas properties during 2001. These increases were the primary factors that caused DD&A expense to increase on a per Mcfe basis from $1.16 in 2000 to $1.41 in 2001.

        DD&A expense increased $39.7 million during 2000 from $25.2 million in 2000 to $64.9 million in 2001. Depletion related to the acquired EPGC properties caused DD&A expense to increase $36.8 million. The remaining increase was due to the additions in oil and natural gas properties during 2000. The average DD&A rate increased from $0.76 per Mcfe during 1999 to $1.16 per Mcfe during 2000, a 53% increase in the DD&A rates primarily due to the acquired offshore EPGC properties.

        Impairment of Proved Properties.  During 2001, 2000 and 1999, we recognized proved property impairments of $9.4 million, $2.9 million and $3.1 million, respectively. Impairments recorded in 2001 were as follows: $4.9 million based on the results of unsuccessful development drilling in the Rocky Mountains, $1.5 million resulting from depressed oil and natural gas prices in the Rocky Mountains and Mid-Continent, $0.9 million based on the results of unsuccessful development drilling in the Gulf of Mexico and $2.1 million resulting from depressed natural gas prices in the Gulf of Mexico. Impairments recorded in 2000 were mainly the result of a decline in oil and natural gas reserve value due to reserve volume reductions in underperforming fields in Wyoming, offshore and Louisiana. The impairment recorded in 1999 was the result of a decrease in risk adjusted probable reserves for the Ward Estes lease located in West Texas, which were subsequently assigned to the operator of the lease in exchange for existing producing property equipment and infrastructure owned by the operator.

        Impairment of Unproved Properties.  In 2001, we recognized unproved property impairments of $7.0 million on offshore leases, as a result of an assessment of the exploration opportunities existing on such properties. In 2000, we recognized unproved property impairments of $5.1 million, as a result of an assessment of the exploration opportunities existing on such properties. The $5.1 million consisted of $2.5 million for leases held in North Dakota, $1.5 million for leases held offshore and $1.1 million for various leases held in Kansas, Wyoming and Louisiana. In 1999, we recognized unproved property impairments of $2.3 million of which $1.3 million was associated with a prospect off the coast of Argentina and the remaining $1.0 million was for various leases held in North Dakota and Wyoming.

        Stock Compensation Expense.  In 2001, we recorded $0.7 million in stock compensation expense consisting of $0.4 million as a result of applying the provisions of FASB Interpretation No. 44 and $0.3 million in expense related to the issuance of restricted stock. In 2000, we recognized $5.5 million of stock compensation expense due to a $3.4 million one-time stock compensation expense related to the repurchase of employee stock options and $2.1 million related to provisions of FASB Interpretation No. 44. There was no stock compensation expense recorded in 1999.

        General and Administrative, or G&A, Expense.  G&A expense increased $10.2 million in 2001, or 134%, from $7.5 million in 2000 to $17.7 million in 2001. In connection with the EPGC merger additional employees were hired in the Houston office which accounted for a $3.0 million increase in G&A expense. The Merger accounted for $4.2 million of the increase. A majority of the remaining increase was due to payroll costs resulting from an increase in staff in 2001 reflecting expanded size and scope of our operations as a result of our reporting obligations under the Exchange Act. On an Mcfe basis, G&A expense in 2001 was $0.20 compared to $0.14 in 2000.

        G&A expense increased $2.2 million, or 42%, during 2000, from $5.3 million in 1999 to $7.5 million in 2000. In connection with the EPGC merger additional employees were hired in the Houston office, which accounted for a $3.4 million increase in G&A expense. Offsetting the increase in G&A expense was a $0.6 million increase in overhead recoveries from additional drilling in 2000 and $0.5 million additional costs incurred in 1999 related to closing an office acquired in an acquisition. On an Mcfe basis, G&A expense decreased 13% from $0.16 during 1999 to $0.14 during 2000.

        Other Income (Expense).  Other expense for 2001 was ($6.4 million) compared to ($8.3 million) for 2000. Interest expense increased $3.5 million in 2001, as a result of the increase in the debt balance relating to the Merger. Other income increased $5.4 million as compared to 2000 primarily due to an increase in interest income of $0.4 million and changes in fair values of $5.0 million on interest rate swap contracts that were not designated as hedges for accounting purposes.

        Other income (expense) for 2000 was ($8.3 million) compared to ($8.7 million) for 1999. The variance was primarily due to interest expense which increased $0.5 million from $9.2 million in 1999 to $9.7 million in 2000 as a result of $50 million in additional borrowings relating to the EPGC merger. The increase in interest expense was offset by an increase in interest income and other of $0.9 million primarily due to an increase in average cash balance during 2000.

        Income Taxes.  We recorded income tax expense of $28.6 million ($26.6 million deferred and $2.0 million current) for 2001 and $23.7 million ($23.0 million deferred and $0.7 million current) for 2000. The difference between the income tax expense for those periods and the amounts that would be calculated by applying statutory income tax rates to income before income taxes is due primarily to the utilization of credits generated from applying enhanced recovery methods in both periods.

        We recorded income tax expense of $23.7 million for 2000 and no income tax expense or benefit for 1999 resulting from a loss incurred in 1999. The difference between the income tax expense (benefit) for those periods and the amounts that would be calculated by applying statutory income tax rates to income before income taxes is due primarily to the credits from applying enhanced recovery methods in 2000 and a deferred tax valuation allowance recorded in 1999.

        Net Income.  Net income for 2001 was $49.8 million compared to net income of $43.5 million for 2000. The variance was primarily attributable to increases in revenues of $126.4 million and decrease in other expense of $2.0 million offset by increases of $117.2 million in operating expenses and $4.9 million in income tax expense. On a per share basis net income declined to $1.11 per basic share, $1.09 fully diluted from $1.54 per basic share, $1.52 fully diluted due to an increase of 13.7 million shares outstanding.

        Net income for 2000 was $43.5 million compared to a net loss of $3.1 million for 1999. The variance was primarily attributable to an increase in revenues of $143.3 million, partially offset by increases of $73.3 million in operating expenses and $23.7 million in income tax expense. On a per share basis net loss was $0.21 per basic and diluted share in 1999, compared to net income of $1.54 per basic share and $1.52 per diluted share in 2000.

Liquidity and Capital Resources

        Our principal uses of capital have been for the exploitation, acquisition and exploration of oil and natural gas properties.

        Cash flow from operating activities was $195.3 million for 2001 compared to $143.4 million for 2000. Operating cash flow in 2001 increased compared to 2000 due to a 58% increase in production as a result of the mergers with EPGC and Belco, recent discoveries in the Gulf of Mexico, and additional production from coalbed methane development from the Wiley and Ward Estes fields. Cash flow from operating activities increased $122.1 million from $21.3 million for 1999 to $143.4 million for 2000 due to a 77% increase in commodity prices and as a result of the merger with EPGC.

        Cash flow used in investing activities was $188.7 million for 2001 compared to $140.2 million for 2000. Investing activities for 2001 include $187.9 million used for exploitation and exploration activities and $6.3 million used for acquisitions, offset by proceeds from sales of properties of $5.5 million. Investing activities for 2000 included $102.2 million for exploitation and exploration activities and $43.9 million for acquisitions ($42.4 million related to the merger with EPGC), offset by proceeds from sales of properties of $6.3 million. Cash flow used in investing activities was $140.2 million for 2000 compared to cash flow generated in 1999 of $18.0 million. Cash generated in 1999 was due in part to $32.0 million of proceeds from sales of oil and natural gas properties, offset by $14.0 million in additions to oil and natural gas properties.

        Net cash generated in financing activities was $0.8 million for 2001 compared to $2.6 million cash used in 2000. Financing activities for 2001 consisted of $577.6 million in repayment of long-term debt, new financing fees of $10.2 million, stock repurchase of $0.4 million and preferred stock dividend of $1.6 million offset by $590.0 million in borrowings and $0.6 million from the issuance of common stock. Financing activities for 2000 reflected borrowings of $50.0 million utilized to consummate the merger with EPGC and $104.1 million from the issuance of common stock offset by repayments of long-term debt of $156.6 million. Net cash used in financing activities was $2.6 million for 2000 compared to net cash used in 1999 of $29.9 million. Cash was used in 1999 for repayments of long-term debt of $46.3 million offset by proceeds of $16.4 million from the issuance of common stock.

Financing Activity

        The following summarizes our contractual obligations at December 31, 2001 and the effect such obligations are expected to have on our liquidity and cash flow in future periods.

	Payments Due by Period ($ Dollars in thousands)
Contractual Obligations	Total	Less Than 1 year	1-3 Years	3-5 years	After 5 Years
Long term debt	$429,224	$—	$—	$35,000	$394,224
Non-cancelable operating leases	6,577	1,041	1,860	3,164	512

Total Contractual Cash Obligations	$435,801	$1,041	$1,860	$38,164	$394,736

  Revolving Credit Facility

        We entered into a new credit facility, which we refer to as the Revolving Credit Facility, with a syndicate of banks upon closing of the Merger. The Revolving Credit Facility, as amended on November 5, 2001, provides for a maximum committed amount of $500 million and a borrowing base of approximately $400 million as of December 31, 2001. The facility matures on July 1, 2005. Advances under the Revolving Credit Facility are in the form of either a base rate loan or a Eurodollar loan.

        The interest on a base rate loan is a fluctuating rate based upon the highest of:

  •
  the rate of interest announced by JP Morgan Chase Bank, formerly known as The Chase Manhattan Bank, as its prime rate;

  •
  the secondary market rate for three month certificates of deposits plus 1%; and

  •
  the Federal funds effective rate plus 0.5%;

in each case plus a margin of 0% to 0.125% based upon the ratio of total debt to EBITDAX.

        The interest on a Eurodollar loan is a fluctuating rate based upon the rate at which Eurodollar deposits in the London interbank market are quoted plus a margin of 1.25% to 1.50% based upon the ratio of total debt to EBITDAX.

        As of December 31, 2001, we had borrowings of $35.0 million (with an average interest rate of 3.25%) and letters of credit issued of approximately $3.8 million outstanding under the Revolving Credit Facility, and available unused borrowing capacity of approximately $361.2 million.

  Redemption of 10 1/2% Senior Subordinated Notes due 2006

        On September 20, 2001, we redeemed all of our outstanding 10 1/2% Senior Subordinated Notes due 2006 at a price of $1,052.50 per note plus accrued interest. The notes were originally issued by Coda Energy and assumed in connection with the Merger, and they were redeemed pursuant to the optional redemption provision of the related indenture at 105.25% of the principal amount of each note plus accrued interest, for a total amount of approximately $120.1 million, consisting of $114.7 million in principal and $5.4 million in accrued interest. The redemption was funded by borrowings under the Revolving Credit Facility and available cash. No gain or loss was recognized in connection with the redemption as the fair value of the 10 1/2% Senior Subordinated Notes recorded in connection with the Merger equaled the redemption cost.

  8 7/8% Senior Subordinated Notes due 2007

        In connection with the Merger, we assumed $147 million face amount, $149 million fair value, of Belco's 8 7/8% Senior Subordinated Notes due 2007. On November 1, 2001, approximately $24.3 million face amount of these notes was tendered to us pursuant to the change of control provisions of the related indenture. The tender price was equal to 101% of the principal amount of each note plus accrued and unpaid interest as of October 29, 2001. Including the premium and accrued interest, the total amount paid was $24.8 million. We used borrowings under our Revolving Credit Facility to fund the repayment. No gain or loss was recorded in connection with the redemption as the fair value of the 8 7/8% Senior Subordinated Notes recorded in connection with the Merger equaled the redemption cost.

  8 1/4% Senior Subordinated Notes due 2011

        On November 5, 2001, we completed the private placement of $275 million of 8 1/4% Senior Subordinated Notes due 2011 pursuant to SEC rule 144A. Proceeds of approximately $268 million, net of underwriting discounts and offering costs, were used to reduce outstanding indebtedness under the Revolving Credit Facility. On March 14, 2002 we completed the exchange of these notes for new notes with substantially identical terms, except that the new notes are generally freely tradeable.

  Stock Repurchase

        On September 21, 2001, the board of directors authorized management to repurchase up to $30 million of our common stock. Under this authorization, we have repurchased 30,000 shares at an average price of $13.61 per share including broker commissions.

  Capital Expenditures

        We anticipate that our capital expenditures for 2002 will be approximately $170 million. Our capital expenditures for 2001 were $187.9 million, not including acquisitions. We anticipate that our primary cash requirements for 2002 will include funding acquisitions, funding development projects and general working capital needs. We will continue to seek opportunities for acquisitions of proved reserves with substantial exploitation and exploration potential. The size and timing of capital requirements for acquisitions is inherently unpredictable and we therefore do not budget for them. We expect to fund our capital expenditure activities, which include acquisition, development of and exploration on our oil and natural gas properties through cash flow from operations and available capacity under our Revolving Credit Facility.

        We believe that borrowings under the Revolving Credit Facility, projected operating cash flows and cash on hand will be sufficient to meet the requirements of our business. However, future cash flows are subject to a number of variables including the level of production and oil and natural gas prices. We cannot assure you that operations and other capital resources will provide cash in sufficient amounts to maintain planned levels of capital expenditures or that increased capital expenditures will not be undertaken. Actual levels of capital expenditures may vary significantly due to a variety of factors, including but not limited to:

  •
  drilling results;

  •
  product prices;

  •
  industry conditions and outlook; and

  •
  future acquisition of properties.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We periodically enter into commodity price risk management, or CPRM, transactions to manage our exposure to oil and gas price volatility. CPRM transactions may take the form of futures contracts, swaps or options. All CPRM data is presented in accordance with requirements of SFAS No. 133, which we adopted on January 1, 2001. Accordingly, unrealized gains and losses related to the change in fair market value of derivative contracts that qualify and are designated as cash flow hedges are recorded as other comprehensive income or loss and such amounts are reclassified to oil and natural gas sales revenues as the associated production occurs. Derivative contracts that do not qualify for hedge accounting treatment are recorded as derivative assets and liabilities at market value in the consolidated balance sheet, and the associated unrealized gains and losses are recorded as current expense or income in the consolidated statement of operations. While such derivative contracts do not qualify for hedge accounting, management believes these contracts can be utilized as an effective component of CPRM activities.

        For 2001, we recorded increases in operating revenues from non-hedge CPRM settlements in the amount of $15.3 million, which includes $3.6 million of cash settlements and non-hedge change in fair value of derivatives of $14.3 million. For 2000, we recorded a decrease in operating revenues from non-hedge change in fair value of derivatives of $0.7 million.

        For 2001, we recorded hedging settlement gains in the amount of $2.1 million, which include cash losses of $4.5 million and for 2000 and 1999 we recorded hedging settlement losses of $24.6 million and $7.9 million, respectively.

        Prior to the Merger, Belco entered into a substantial portion of its natural gas and crude oil commodity swap agreements and option agreements with Enron North America Corp., or ENA, formerly known as Enron Capital & Trade Resources Corp., a wholly owned subsidiary of Enron Corp. Mr. Robert A. Belfer, one of our directors, is a member of the Board of Directors of Enron Corp. and was the CEO of Belco at the time these transactions were entered into. These agreements were entered into in the ordinary course of business of Belco and on terms that we believe were no less favorable to Belco than the terms of similar arrangements with third parties. Old Westport also entered into commodity price risk management agreements with ENA prior to the Merger. Pursuant to the terms of these agreements Belco paid ENA a net amount of approximately $32 million in fiscal year 2000 and approximately $45 million in 2001. Old Westport and Westport received a net amount of $1.6 million in 2001 from ENA.

        On November 29, 2001, we terminated our commodity derivative contracts with Enron North America Corp., or ENA, formerly known as Enron Capital & Trade Resources Corp., a wholly-owned subsidiary of Enron Corp. We exercised our rights pursuant to the early termination provisions of such contracts as a result of ENA's bankruptcy filing and related events. We believe that we had the legal right to terminate these agreements, but ENA may challenge our termination in bankruptcy court. Applying the mark-to-market and setoff methodology of our contracts with ENA, we have calculated that we owed ENA a net $204,000 for all hedging transactions outstanding under our ENA contracts. Although we believe this methodology was correct, it is possible that ENA will challenge our calculations and claim larger amounts are owed.

        As of March 12, 2002, we have approximately 3.5 million barrels of oil and 17.5 Bcf of natural gas subject to CPRM contracts for 2002. The 2002 contracts have weighted average floor prices of $22.00 per barrel and $2.90 per Mmbtu, with weighted average ceiling prices of $24.68 per barrel and $3.14 per Mmbtu, respectively. We have approximately 0.9 million barrels of oil and 2.2 Bcf of natural gas subject to CPRM contracts for 2003. The contracts for 2003 are at weighted average floor prices of $21.45 per barrel and $3.00 per Mmbtu and weighted average ceiling prices of $23.08 per barrel and $6.50 per Mmbtu, respectively. These contracts represent our hedge and non-hedge positions.

        The tables below provide details about the volumes and prices of all open CPRM commitments, hedge and non-hedge, as of March 11, 2002:

	2002	2003
Hedges
Gas
Price Swaps Sold—receive fixed price (thousand Mmbtu) (1)	5,498,000	—
Average price, per Mmbtu	$2.85	—
Collars Sold (thousand Mmbtu) (2)	5,785,000	912,500
Average floor price, per Mmbtu	$2.63	$3.00
Average ceiling price, per Mmbtu	$3.36	$6.50
Puts Bought (thousand Mmbtu) (3)	3,650,000	—
Average price per Mmbtu	$3.13	—
Oil
Price Swaps Sold—receive fixed price (Mbbls) (1)	720,000	785,000
Average price, per bbl	$20.41	$20.98
Collars Sold (Mbbls) (2)	240,000	—
Average floor price, per bbl	$19.75	—
Average ceiling price, per bbl	$25.63	—

	2002	2003
Non-Hedges
Gas
Calls sold (thousand Mmbtu) (3)	2,555,000	—
Average price per Mmbtu	$3.27	—
Oil
Calls sold (Mbbls) (3)	180,000	—
Average price per bbl	$22.00	—
Price Swaps Sold, receive fixed price (Mbbls) (1)	300,000	300,000
Average price per bbl	$18.86	$18.86
Three-way Collars (Mbbls) (2)(4)	2,067,000	1,095,000
Three-way average floor price	$18.97	$18.43
Average floor price per bbl	$23.26	$22.50
Average ceiling price per bbl	$27.15	$25.73

(1)
For any particular swap sold transaction, the counterparty is required to make a payment to Westport in the event that the NYMEX Reference Price for any settlement period is less than the swap price for such hedge, and Westport is required to make a payment to the counterparty in the event that the NYMEX Reference Price for any settlement period is greater than the swap price for such hedge.

(2)
For any particular collar transaction, the counterparty is required to make a payment to Westport if the average NYMEX Reference Price for the reference period is below the floor price for such transaction, and Westport is required to make payment to the counterparty if the average NYMEX Reference Price is above the ceiling price of such transaction.

(3)
Calls or puts are sold under written option contracts in return for a premium received by Westport upon the initiation of the contract. Westport is required to make a payment to the counterparty in the event that the NYMEX Reference price for any settlement period is greater than the price of the call sold, or less than the price of the put sold. Conversely, calls or puts bought in return for Westport's payment of a premium require the counterparty to make a payment to Westport in the event that the NYMEX Reference Price on any settlement period is greater than the call price or less than the put price.

(4)
Three way collars are settled as described in footnote (2) above, with the following exception: if the NYMEX Reference Price falls below the three-way floor price, the average floor price is reduced by the amount the NYMEX Reference Price is below the three-way floor price. For example, if the NYMEX Reference Price is $18.00 per bbl during the term of the 2002 three-way collars, then the average floor price would be $22.29 per bbl.

    Interest Rate Swap Agreements

        The following table summarizes the interest rate swap contracts we currently have in place:

Notional Amount	Transaction Date	Expiration Date	Current estimated rate
$25 million	March 1999	March 11, 2002	5.61%
$122.7 million	November 2001	September 15, 2007	LIBOR + 3.44%
$100 million	November 2001	November 1, 2011	LIBOR + 2.42%

        We designated that the interest rate swap contracts entered into in November 2001 as fair value hedges of a portion of the 8 1/4% Senior Subordinated Notes and 8 7/8% Senior Subordinated Notes. We did not designate the interest rate swap contract entered into in March 1999 as a hedge.

        As of December 31, 2001, we recorded a derivative liability of $5.2 million related to the interest rate swaps designated as fair value hedges, with a corresponding debt discount.

        For 2001, we recorded other income of $5.0 million related to the change in fair value of the non-hedge interest rate swap outstanding at December 31, 2001 and two other non-hedge interest rate swaps that settled prior to December 31, 2001.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        Our financial statements begin on page F-1 of this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        There has been no change in our independent accountants during the past two fiscal years. There have been no disagreements with our independent accountants on our accounting or financial reporting that would require our independent accountants to qualify or disclaim their report on our financial statements, or otherwise require disclosure in this Form 10-K.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The Company's Proxy Statement for its 2002 Annual Meeting of Stockholders, when filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), will be incorporated by reference in this Annual Report on Form 10-K pursuant to General Instruction G(3) of Form 10-K and will provide the information required by Item 10.

ITEM 11. EXECUTIVE COMPENSATION

        The Company's Proxy Statement for its 2002 Annual Meeting of Stockholders, when filed pursuant to Regulation 14A under the Exchange Act, will be incorporated by reference in this Annual Report on Form 10-K pursuant to General Instruction G(3) of Form 10-K and will provide the information required by Item 11.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The Company's Proxy Statement for its 2002 Annual Meeting of Stockholders, when filed pursuant to Regulation 14A under the Exchange Act, will be incorporated by reference in this Annual Report on Form 10-K pursuant to General Instruction G(3) of Form 10-K and will provide the information required by Item 12.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The Company's Proxy Statement for its 2002 Annual Meeting of Stockholders, when filed pursuant to Regulation 14A under the Exchange Act, will be incorporated by reference in this Annual Report on Form 10-K pursuant to General Instruction G(3) of Form 10-K and will provide the information required by Item 13.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  (a)
  The following documents are filed as part of this report:

  1.
  Financial Statements: See Index to Consolidated Financial Statements immediately following the signature page of this report.

  2.
  Financial Statement Schedules: All schedules have been omitted because the required information is insignificant or not applicable.

  3.
  Exhibits: The following documents are filed as exhibits to this report:

Exhibit No.	Exhibit Description
2.1	Agreement and Plan of Merger, dated as of March 9, 2000, by and among Westport Oil and Gas Company, Inc., Westport Energy Corporation, Equitable Production Company, Equitable Production (Gulf) Company and EPGC Merger Sub Corporation (incorporated by reference to Exhibit 2.1 to Old Westport's Registration Statement on Form S-1 (Registration No. 333-40422), filed with the SEC on June 29, 2000).
2.2	Agreement and Plan of Merger, dated as of June 8, 2001, among Belco and Old Westport (incorporated by reference to Exhibit 2.1 to Belco's Registration Statement on Form S-4/A (Registration No. 333-64320), filed with the SEC on July 24, 2001).
3.1	Amended Articles of Incorporation of Westport (incorporated by reference to Exhibit 3.1 to Westport's Registration Statement on Form 8-A/A, filed with the SEC on August 31, 2001).
3.2	Second Amended and Restated Bylaws of Westport (incorporated by reference to Exhibit 3.2 to Westport's Registration Statement on Form 8-A/A, filed with the SEC on August 31, 2001).
4.1	Specimen Certificate for shares of Common Stock of Westport (incorporated by reference to Exhibit 4.1 to Westport's Registration Statement on Form 8-A/A, filed with the SEC on August 31, 2001).
4.2	Specimen Certificate for shares of 6 1/2% Convertible Preferred Stock of Westport (incorporated by reference to Exhibit 4 to Westport's Registration Statement on Form 8-A/A, filed with the SEC on August 31, 2001).
4.3	Second Amended and Restated Shareholders Agreement dated July 20, 2001 among Westport, Belco, ERI, WELLC and certain stockholders named therein (incorporated by reference to Exhibit 4.2 to Belco's Registration Statement on Form S-4/A (Registration No. 333-64320), filed with the SEC on July 24, 2001).
4.4	Indenture, dated as of November 5, 2001, among Westport, subsidiary guarantors from time to time party thereto and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.4 to Westport's Registration Statement on Form S-4 (Registration No. 333-77060), filed with the SEC on January 18, 2002).
4.5	First Supplemental Indenture, dated as of December 31, 2001, among Westport, existing subsidiary guarantors party thereto, new subsidiary guarantors named therein and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.5 to Westport's Registration Statement on Form S-4 (Registration No. 333-77060), filed with the SEC on January 18, 2002).
4.6	Registration Rights Agreement, dated October 31, 2001, among Westport, subsidiary guarantors party thereto and the initial purchasers named therein (incorporated by reference to Exhibit 4.6 to Westport's Registration Statement on Form S-4 (Registration No. 333-77060), filed with the SEC on January 18, 2002).
4.7	Indenture, dated as of September 23, 1997, among Belco, as issuer, and The Bank of New York, as trustee (incorporated by reference from Exhibit 4.1 of Belco's Registration Statement on Form S-4 (Registration No. 333-37125), filed with the SEC on February 6, 1996).
4.8	Supplemental Indenture dated as of February 25, 1998 between Coda Energy, Inc., Diamond Energy Operating Company, Electra Resources, Inc., Belco Operating Corp., Belco Energy L.P., Gin Lane Company, Fortune Corp., BOG Wyoming LLC and Belco Finance Co. (individually, the Subsidiary Guarantors), a subsidiary of Belco, and The Bank of New York, a New York banking corporation (as Trustee) amending the Indenture filed as Exhibit 4.2 above (incorporated by reference from Exhibit 4.3 of Belco's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, filed with the SEC on March 26, 1998).
4.9	Second Supplemental Indenture, dated as of August 21, 2001, among Westport, certain subsidiary guarantors party thereto and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.3 to Westport's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, filed with the SEC on November 14, 2001).
4.10	Third Supplemental Indenture, dated as of December 31, 2001, among Westport, existing subsidiary guarantors party thereto, new subsidiary guarantors named therein and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.10 to Westport's Registration Statement on Form S-4 (Registration No. 333-77060), filed with the SEC on January 18, 2002).
4.11	Certificate of Designations of 6 1/2% Convertible Preferred Stock dated March 5, 1998 (incorporated by reference from Exhibit 4.1 of Belco's Current Report on Form 8-K, filed on March 11, 1998).
4.12	Form of 8 1/4% Note (contained in the Indenture listed as Exhibit 4.4 above) (incorporated by reference to Exhibit 4.4 to Westport's Registration Statement on Form S-4 (Registration No. 333-77060), filed with the SEC on January 18, 2002).
10.1	Credit Agreement, dated as of August 21, 2001, among Westport, certain lenders party thereto, the Chase Manhattan Bank, as administrative agent for the lenders, Credit Suisse First Boston and Fleet National Bank, as syndication agents for the lenders, and Fortis Capital Corp. and U.S. Bank National Association, as documentation agents for the lenders (incorporated by reference to Exhibit 10.2 to Westport's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, filed with the SEC on November 14, 2001).
10.2	First Amendment to Credit Agreement, dated November 5, 2001, among Westport, subsidiary guarantors named therein, the Chase Manhattan Bank and certain lenders and agents party thereto, amending the Credit Agreement listed as Exhibit 10.1 above (incorporated by reference to Exhibit 10.2 to Westport's Registration Statement on Form S-4 (Registration No. 333-77060), filed with the SEC on January 18, 2002).
10.3	Subsidiary Guarantee, dated as of August 21, 2001, by Belco Energy Corp., Belco Energy I L.P., Belco Finance Co., BOG Wyoming LLC, Electra Resources, Inc., Fortune Corp., Gin Lane Company, Jerry Chambers Exploration Company, Westport Argentina LLC, Westport Canada LLC, Westport Oil and Gas Company, Inc. and Westport Overriding Royalty LLC, as guarantors (incorporated by reference to Exhibit 4.4 to Westport's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, filed with the SEC on November 14, 2001).
10.4	Assumption Agreement, dated as of December 31, 2001, by WHG, Inc. in favor of JPMorgan Chase Bank as administrative agent for certain lenders parties to that certain Credit Agreement, dated as of August 21, 2001, as amended (incorporated by reference to Exhibit 10.4 to Westport's Registration Statement on Form S-4 (Registration No. 333-77060), filed with the SEC on January 18, 2002).
10.5	Assumption Agreement, dated as of December 31, 2001, by WHL, Inc. in favor of JPMorgan Chase Bank as administrative agent for certain lenders parties to that certain Credit Agreement, dated as of August 21, 2001, as amended (incorporated by reference to Exhibit 10.5 to Westport's Registration Statement on Form S-4 (Registration No. 333-77060), filed with the SEC on January 18, 2002).
10.6	Westport Resources Corporation 2000 Stock Incentive Plan, as amended on August 21, 2001 (incorporated by reference to Exhibit 4.4 to Westport's Registration Statement on Form S-8, filed with the SEC on August 31, 2001).
10.7	Westport Resources Corporation Annual Incentive Plan 2000 (incorporated by reference to Exhibit 10.6 to Old Westport's Registration Statement on Form S-1 (Registration No. 333-40422), filed with the SEC on June 29, 2000).
10.8	Employment Agreement between Old Westport and Donald D. Wolf dated May 8, 2000 (incorporated by reference to Exhibit 10.7 to Old Westport's Registration Statement on Form S-1 (Registration No. 333-40422), filed with the SEC on June 29, 2000).
10.9	Employment Agreement between Old Westport and Barth E. Whitham dated May 8, 2000 (incorporated by reference to Exhibit 10.8 to Old Westport's Registration Statement on Form S-1 (Registration No. 333-40422), filed with the SEC on June 29, 2000).
10.10	Form of Indemnification Agreement between Old Westport and its officers and directors (incorporated by reference to Exhibit 10.6 to Old Westport's Registration Statement on Form S-1 (Registration No. 333-40422), filed with the SEC on June 29, 2000).
10.11	Belco Oil & Gas Corp. 1996 Nonemployee Directors' Stock Option Plan (incorporated by reference from Exhibit 10.1 of Belco's Registration Statement on Form S-1 (Registration No. 333-1034), filed with the SEC on February 6, 1996).
10.12	First Amendment to Belco Oil & Gas Corp. 1996 Nonemployee Directors' Stock Option Plan (incorporated by reference from Exhibit 10.1 of Belco's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, filed with the SEC on August 13, 1999).
10.13	Belco Oil & Gas Corp. 1996 Stock Incentive Plan (incorporated by reference from Exhibit 10.2 of Belco's Registration Statement on Form S-1 (Registration No. 333-1034), filed with the SEC on February 6, 1996).
10.14	First Amendment to Belco Oil & Gas Corp. 1996 Stock Incentive Plan (incorporated by reference from Exhibit 10.2 of Belco's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, filed with the SEC on August 14, 2000).
10.15	Form of Indemnification Agreement between Belco and its officers and directors (incorporated by reference to Exhibit 10.6 of Belco's Registration Statement on Form S-1 (Registration No. 333-1034), filed with the SEC on February 6, 1996).
10.16	Belco Oil & Gas Corp. Retention and Severance Benefit Plan dated June 8, 2001 (incorporated by reference to Exhibit 10.18 to Belco's Registration Statement on Form S-4/A (Registration No. 333-64320), filed with the SEC on July 24, 2001).
10.17	Amended and Restated Well Participation Letter Agreement dated as of December 31, 1992 between Chesapeake Operating, Inc. and Belco, as amended by (i) Letter Agreement dated April 14, 1983, (ii) Amendment dated December 31, 1993, and (iii) Third Amendment dated December 30, 1994 (incorporated by reference to Exhibit 10.7 of Belco's Registration Statement on Form S-1 (Registration No. 333-1034), filed with the SEC on February 6, 1996).
10.18	Sale Agreement (Independence) dated as of June 10, 1994 between Chesapeake Operating, Inc. and Belco (incorporated by reference to Exhibit 10.10 of Belco's Registration Statement on Form S-1 (Registration No. 333-1034), filed with the SEC on February 6, 1996).
10.19	Sale and Area of Mutual Interest Agreement (Greater Giddings) dated as of December 30, 1994 between Chesapeake Operating, Inc. and Belco (incorporated by reference to Exhibit 10.12 of Belco's Registration Statement on Form S-1 (Registration No. 333-1034), filed with the SEC on February 6, 1996).
10.20	Golden Trend Area of Mutual Interest Agreement dated as of December 17, 1992 between Chesapeake Operating, Inc. and Belco (incorporated by reference to Exhibit 10.13 of Belco's Registration Statement on Form S-1 (Registration No. 333-1034), filed with the SEC on February 6, 1996).
10.21	Form of Participation Agreement for Belco Oil & Gas Corp. 1992 Moxa Arch Drilling Program (incorporated by reference to Exhibit 10.15 of Belco's Registration Statement on Form S-1 (Registration No. 333-1034), filed with the SEC on February 6, 1996).
10.22	Form of Offset Participation Agreement to the Moxa Arch 1992 Offset Drilling Program (incorporated by reference to Exhibit 10.16 of Belco's Registration Statement on Form S-1 (Registration No. 333-1034) , filed with the SEC on February 6, 1996).
10.23	Form of Participation Agreement for Belco Oil & Gas Corp. 1993 Moxa Arch Drilling Program (incorporated by reference to Exhibit 10.17 of Belco's Registration Statement on Form S-1 (Registration No. 333-1034), filed with the SEC on February 6, 1996).
10.24	Change in Control Severance Protection Agreement, dated as of December 1, 2001, between Westport and Grant W. Henderson (incorporated by reference to Exhibit 10.24 to Westport's Registration Statement on Form S-4 (Registration No. 333-77060), filed with the SEC on January 18, 2002).
10.25	Change in Control Severance Protection Agreement, dated as of December 1, 2001, between Westport and Lon McCain (incorporated by reference to Exhibit 10.25 to Westport's Registration Statement on Form S-4 (Registration No. 333-77060), filed with the SEC on January 18, 2002).
10.26	Change in Control Severance Protection Agreement, dated as of December 1, 2001, between Westport and Kenneth D. Anderson (incorporated by reference to Exhibit 10.26 to Westport's Registration Statement on Form S-4 (Registration No. 333-77060), filed with the SEC on January 18, 2002).
10.27	Change in Control Severance Protection Agreement, dated as of December 1, 2001, between Westport and Lynn S. Belcher (incorporated by reference to Exhibit 10.27 to Westport's Registration Statement on Form S-4 (Registration No. 333-77060), filed with the SEC on January 18, 2002).
10.28	Change in Control Severance Protection Agreement, dated as of December 1, 2001, between Westport and Brian K. Bess (incorporated by reference to Exhibit 10.28 to Westport's Registration Statement on Form S-4 (Registration No. 333-77060), filed with the SEC on January 18, 2002).
10.29	Change in Control Severance Protection Agreement, dated as of December 1, 2001, between Westport and Howard L. Boigon (incorporated by reference to Exhibit 10.29 to Westport's Registration Statement on Form S-4 (Registration No. 333-77060), filed with the SEC on January 18, 2002).
10.30	Change in Control Severance Protection Agreement, dated as of December 1, 2001, between Westport and Robert R. McBride, Jr. (incorporated by reference to Exhibit 10.30 to Westport's Registration Statement on Form S-4 (Registration No. 333-77060), filed with the SEC on January 18, 2002).
21.1	List of Subsidiaries of Westport (incorporated by reference to Exhibit 21.1 to Westport's Registration Statement on Form S-4 (Registration No. 333-77060), filed with the SEC on January 18, 2002).
*23.1	Consent of Independent Public Accountants, Arthur Andersen LLP.
*23.2	Consent of Ryder Scott Company.
*23.3	Consent of Netherland, Sewell & Associates, Inc.
*24.1	Power of Attorney (included on the signature page of this Annual Report on Form 10-K).

*Filed herewith.

        Certain of the exhibits to this filing contain schedules which have been omitted in accordance with applicable regulations. Westport undertakes to furnish supplementally a copy of any omitted schedule to the Securities and Exchange Commission upon request.

  (b)
  Reports on Form 8-K.

  •
  Current Report on Form 8-K filed on October 9, 2001 by Westport;

  •
  Current Report on Form 8-K filed on October 22, 2001 by Westport;

  •
  Current Report on Form 8-K filed on October 25, 2001 by Westport;

  •
  Current Report on Form 8-K filed on November 1, 2001 by Westport;

  •
  Current Report on Form 8-K filed on November 2, 2001 by Westport;

  •
  Current Report on Form 8-K filed on November 2, 2001 by Westport;

  •
  Current Report on Form 8-K filed on November 5, 2001 by Westport;

  •
  Current Report on Form 8-K filed on November 7, 2001 by Westport;

  •
  Current Report on Form 8-K filed on November 29, 2001 by Westport;

  •
  Current Report on Form 8-K filed on November 30, 2001 by Westport; and

  •
  Current Report on Form 8-K filed on December 6, 2001 by Westport.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 19, 2002

WESTPORT RESOURCES CORPORATION
By:	/s/ DONALD D. WOLF Donald D. Wolf Chairman of the Board and Chief Executive Officer

POWER OF ATTORNEY

        The undersigned directors and officers of Westport Resources Corporation hereby constitute and appoint Donald D. Wolf and Barth E. Whitham, and each of them, with the power to act without the other and with full power of substitution and resubstitution, our true and lawful attorneys-in-fact and agents with full power to execute in our name and behalf in the capacities indicated below any and all amendments to this report and to file the same, with all exhibits and other documents relating thereto and hereby ratify and confirm all that such attorneys-in-fact, or either of them, or their substitutes, may lawfully do or cause to be done by virtue hereof.

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated on March 19, 2002:

Signature	Title

/s/ DONALD D. WOLF Donald D. Wolf	Chairman of the Board, Chief Executive Officer (Principal Executive Officer) and Director
/s/ LON MCCAIN Lon McCain	Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)
/s/ KENNETH D. ANDERSON Kenneth D. Anderson	Vice President—Accounting (Principal Accounting Officer)
/s/ ROBERT A. BELFER Robert A. Belfer	Director
/s/ LAURENCE D. BELFER Laurence D. Belfer	Director
/s/ JAMES M. FUNK James M. Funk	Director
/s/ MURRY S. GERBER Murry S. Gerber	Director
/s/ ROBERT A. HAAS Robert A. Haas	Director
/s/ PETER R. HEARL Peter R. Hearl	Director

/s/ DAVID L. PORGES David L. Porges	Director
/s/ MICHAEL RUSSELL Michael Russell	Director
/s/ RANDY STEIN Randy Stein	Director
/s/ WILLIAM F. WALLACE William F. Wallace	Director

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Westport Resources Corporation:

        We have audited the accompanying consolidated balance sheets of Westport Resources Corporation (a Nevada corporation) and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Westport Resources Corporation and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

        As explained in Notes 1and 4 to the consolidated financial statements, on January 1, 2001, the Company changed its method of accounting for derivative instruments and hedging activities.

ARTHUR ANDERSEN LLP

Denver, Colorado
March 1, 2002.

WESTPORT RESOURCES CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,
	2001	2000
	(In thousands, except share data)
ASSETS
Current Assets:
Cash and cash equivalents	$27,584	$20,154
Accounts receivable, net	61,808	49,200
Derivative assets	7,832	—
Prepaid expenses	5,474	4,670

Total current assets	102,698	74,024

Property and equipment, at cost:
Oil and natural gas properties, successful efforts method:
Proved properties	1,446,331	591,367
Unproved properties	105,539	40,653

	1,551,870	632,020
Less accumulated depletion, depreciation and amortization	(280,737)	(155,752)

Net oil and gas properties	1,271,133	476,268

Building and other office furniture and equipment	8,099	3,143
Less accumulated depreciation	(3,028)	(1,987)

Net building and other office furniture and equipment	5,071	1,156

Other Assets:
Long-term derivative assets	612	—
Goodwill	214,844	—
Other assets	9,858	383

Total other assets	225,314	383

Total assets	$1,604,216	$551,831

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$47,901	$28,547
Accrued expenses	30,294	19,153
Ad valorem taxes payable	6,930	4,788
Derivative liabilities	3,289	674
Income taxes payable	550	375
Other current liabilities	369	—

Total current liabilities	89,333	53,537

Long-term debt	429,224	162
Deferred income taxes	158,005	38,503
Long-term derivative liabilities	5,956	—
Other liabilities	1,402	1,573

Total liabilities	683,920	93,775

Commitments and contingencies (Note 13)
Stockholders' equity:
6 1/2% Convertible preferred stock, $.01 par value; 10,000,000 shares authorized; 2,930,000 and 0 issued and outstanding at December 31, 2001 and 2000, respectively	29	—
Common stock, $.01 par value; 70,000,000 shares authorized; 52,092,691 and 38,419,041 shares issued and outstanding at December 31, 2001 and 2000, respectively	521	384
Additional paid-in capital	877,960	472,576
Treasury stock—at cost; 30,000 and 0 shares at December 31, 2001 and 2000, respectively	(408)	—
Retained earnings (accumulated deficit)	33,330	(14,904)
Accumulated other comprehensive income	8,864	—

Total stockholders' equity	920,296	458,056

Total liabilities and stockholders' equity	$1,604,216	$551,831

The accompanying notes are an integral part of these consolidated financial statements.

WESTPORT RESOURCES CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
	2001	2000	1999
	(in thousands, except per share amounts)
Operating revenues:
Oil and natural gas sales	$317,278	$244,669	$83,393
Hedge settlements	2,091	(24,627)	(7,905)
Commodity price risk management activities:
Non-hedge settlements	15,300	—	—
Non-hedge change in fair value of derivatives	14,323	(739)	—
Gain (loss) on sale of operating assets, net	(132)	3,130	3,637

Net revenues	348,860	222,433	79,125

Operating costs and expenses:
Lease operating expenses	55,315	34,397	22,916
Production taxes	13,407	10,631	5,742
Transportation costs	5,157	3,034	1,725
Exploration	31,313	12,790	7,314
Depletion, depreciation and amortization	124,059	64,856	25,210
Impairment of proved properties	9,423	2,911	3,072
Impairment of unproved properties	6,974	5,124	2,273
Stock compensation expense, net	719	5,539	—
General and administrative	17,678	7,542	5,297

Total operating expenses	264,045	146,824	73,549

Operating income	84,815	75,609	5,576

Other income (expense):
Interest expense	(13,196)	(9,731)	(9,207)
Interest income	1,668	1,230	489
Change in interest rate swap fair value	4,960	—	—
Other	211	152	16

Income (loss) before income taxes	78,458	67,260	(3,126)

Provision for income taxes:
Current	(2,006)	(675)	—
Deferred	(26,631)	(23,049)	—

Total provision for income taxes	(28,637)	(23,724)	—

Net income (loss)	49,821	43,536	(3,126)
Preferred stock dividends	1,587	—	—

Net income (loss) available to common stock	$48,234	$43,536	$(3,126)

Weighted average number of common shares outstanding:
Basic	43,408	28,296	14,727

Diluted	44,168	28,645	14,727

Net income (loss) per common share:
Basic	$1.11	$1.54	$(0.21)

Diluted	$1.09	$1.52	$(0.21)

The accompanying notes are an integral part of these consolidated financial statements.

WESTPORT RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

						Treasury Common Stock
	Preferred Stock		Common Stock					Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income
					Additional Paid-in Capital					Stockholders' Equity Total
	Shares	Amount	Shares	Amount		Shares	Amount
	(in thousands)
Balance at December 31, 1998	—	$—	13,581	$136	$181,915	—	$—	$(55,314)	$—	$126,737
Sale of common stock	—	—	2,050	20	16,380	—	—	—	—	16,400
Net loss	—	—	—	—	—	—	—	(3,126)	—	(3,126)

Balance at December 31, 1999	—	—	15,631	156	198,295	—	—	(58,440)	—	140,011
Stock issuance for EPGC merger	—	—	15,236	152	165,204	—	—	—	—	165,356
Merger costs paid by principal stockholder	—	—	—	—	2,895	—	—	—	—	2,895
Common stock issuance from initial public offering	—	—	7,535	75	103,836	—	—	—	—	103,911
Option plan compensation	—	—	—	—	2,156	—	—	—	—	2,156
Stock options exercised	—	—	13	1	140	—	—	—	—	141
Stock issuance to directors	—	—	4	—	50	—	—	—	—	50
Net income	—	—	—	—	—	—	—	43,536	—	43,536

Balance at December 31, 2000	—	—	38,419	384	472,576	—	—	(14,904)	—	458,056
Stock issuance for Belco merger	2,930	29	13,587	136	403,959	—	—	—	—	404,124
Repurchase of common stock	—	—	—	—	—	(30)	(408)	—	—	(408)
Option plan compensation	—	—	—	—	367	—	—	—	—	367
Stock options exercised	—	—	51	1	706	—	—	—	—	707
Preferred stock dividend paid	—	—	—	—	—	—	—	(1,587)	—	(1,587)
Restricted stock issued	—	—	36	—	352	—	—	—	—	352
Comprehensive income:
Net income	—	—	—	—	—	—	—	49,821	—	$49,821
Cumulative effect of change in accounting principle									(3,100)	(3,100)
Change in fair value of derivative hedging instruments									13,292	13,292
Hedge settlements reclassified to income									(1,328)	(1,328)

Total other comprehensive income										$58,685

Balance at December 31, 2001	2,930	$29	52,093	$521	$877,960	(30)	$(408)	$33,330	$8,864	$920,296

The accompanying notes are an integral part of these consolidated financial statements.

WESTPORT RESOURCES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2001	2000	1999
	(in thousands)
Cash flows from operating activities:
Net income (loss)	$49,821	$43,536	$(3,126)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depletion, depreciation and amortization	124,059	64,856	25,210
Exploratory dry hole costs	19,273	6,020	2,032
Impairment of proved properties	9,423	2,911	3,072
Impairment of unproved properties	6,974	5,124	2,273
Deferred income taxes	26,631	23,049	—
Director retainers settled for stock	—	50	—
Stock compensation expense	719	2,156	—
Change in derivative fair value	(19,283)	—	—
Amortization of financing fees	435	—	—
Loss (gain) on sale of assets	132	(3,130)	(3,637)
Changes in assets and liabilities, net of effects of acquisitions:
Decrease (increase) in accounts receivable	10,126	(28,678)	(6,448)
Decrease (increase) in prepaid expenses	1,051	(1,139)	(338)
Decrease in net derivative liabilities	(18,285)	—	—
Increase (decrease) in accounts payable	(6,240)	17,930	(1,753)
Increase (decrease) in ad valorem taxes payable	(1,130)	2,183	337
Increase in income taxes payable	301	375	—
Increase (decrease) in accrued expenses	(8,474)	9,622	4,236
Decrease in other liabilities	(260)	(1,436)	(579)

Net cash provided by operating activities	195,273	143,429	21,279

Cash flows from investing activities:
Additions to property and equipment	(187,925)	(102,229)	(14,005)
Proceeds from sales of assets	5,536	6,259	31,994
Merger with EPGC	—	(42,403)	—
Other acquisitions	(6,319)	(1,454)	—
Other	22	(342)	(8)

Net cash provided by (used in) investing activities	(188,686)	(140,169)	17,981

Cash flows from financing activities:
Proceeds from issuance of common stock, net	576	104,052	16,400
Repurchase of common stock	(408)	—	—
Proceeds from issuance of long-term debt	590,000	50,000	—
Repayment of long-term debt	(577,585)	(156,633)	(46,333)
Preferred stock dividend	(1,587)	—	—
Financing fees	(10,153)	—	—

Net cash provided by (used in) financing activities	843	(2,581)	(29,933)

Net increase in cash and cash equivalents	7,430	679	9,327
Cash and cash equivalents, beginning of year	20,154	19,475	10,148

Cash and cash equivalents, end of year	$27,584	$20,154	$19,475

Supplemental cash flow information:
Cash paid for interest	$14,065	$10,649	$9,575

Cash paid for income taxes	$1,700	$300	$—

Supplemental schedule of non-cash investing and financing activities:
Common stock and stock options issued in connection with the Belco and EPGC mergers, respectively	$349,919	$165,356	$—

Liabilities and preferred stock assumed in connection with the Belco and EPGC mergers, respectively	$662,089	$1,850	$—

EPGC merger expenses paid by parent	$—	$2,895	$—

The accompanying notes are an integral part of these consolidated financial statements.

WESTPORT RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Description of Business and Summary of Significant Accounting Policies:

        On August 21, 2001, the stockholders of each of Westport Resources Corporation, a Delaware corporation ("Old Westport"), and Belco Oil & Gas Corp., a Nevada corporation ("Belco"), approved the Agreement and Plan of Merger dated as of June 8, 2001 (the "Merger Agreement") between Belco and Old Westport. Pursuant to the Merger Agreement, Old Westport was merged with and into Belco (the "Merger"), with Belco surviving as the legal entity and changing its name to Westport Resources Corporation (the "Company" or "Westport"). The merger of Old Westport into Belco was accounted for as a purchase transaction for financial accounting purposes. Because former Old Westport stockholders now own a majority of the outstanding Westport common stock as a result of the Merger, the Merger is accounted for as a reverse acquisition in which Old Westport is the purchaser of Belco. Business activities of the Company include the exploration for and production of oil and natural gas primarily in the Gulf of Mexico, the Rocky Mountains, the Gulf Coast and the West Texas/Mid Continent area.

        A summary of the Company's significant accounting policies follows:

  Cash and Cash Equivalents

        For purposes of the statements of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The total carrying amount of cash and cash equivalents approximates the fair value of such instruments.

  Revenue Recognition

        The Company follows the sales method of accounting for oil and natural gas revenues. Under this method, revenues are recognized based on actual volumes of oil and natural gas sold to purchasers.

  Transportation Costs

        In accordance with Emerging Issues Task Force Issue No. 00-10, "Accounting for Shipping and Handling Fees and Costs," the Company excludes the effects of direct transportation costs from oil and gas revenues and records such transportation costs as a separate line in the statement of operations.

  Natural Gas Balancing

        The Company uses the sales method of accounting for natural gas imbalances. Under this method, revenue is recognized based on cash received rather than the Company's proportionate share of natural gas produced. Natural gas imbalances at December 31, 2001 and 2000 were not significant.

  Oil and Natural Gas Properties

        The Company accounts for its oil and natural gas operations using the successful efforts method of accounting. Under this method, all costs associated with property acquisition, successful exploratory wells and all development wells are capitalized. Items charged to expense generally include geological and geophysical costs, costs of unsuccessful exploratory wells and oil and natural gas production costs. All of the Company's oil and natural gas properties are located within the continental United States, the Gulf of Mexico and Canada.

        The Company follows the provisions of Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." SFAS No. 121 requires the Company to assess the need for an impairment of capitalized costs of oil and natural gas properties on a field-by-field basis. In applying this statement, the Company compares the expected undiscounted future net revenues on a field-by-field basis with the related net capitalized costs at the end of each period. When the net capitalized costs exceed the undiscounted future net revenues, the cost of the property is written down to "fair value," which is determined using the discounted future net revenues on a field-by-field basis. In 2001, 2000 and 1999, the Company recorded proved property impairments of $9.4 million, $2.9 million and $3.1 million, respectively. Gains and losses resulting from the disposition of proved properties are included in operations.

        Capitalized costs of proved properties are depleted on a field-by-field basis using the units-of-production method based upon proved oil and natural gas reserves. The amortizable base of the Company's offshore properties includes estimated dismantlement, restoration and abandonment costs, net of estimated salvage values. In management's opinion, abandonment, restoration and dismantlement costs from onshore properties generally approximate the residual value of equipment, and therefore, no accrual for such costs has been recorded.

        Unproved properties are assessed periodically to determine whether an impairment has occurred. In 2001, 2000 and 1999, the Company recorded unproved property impairments of $7.0 million, $5.1 million and $2.3 million, respectively. Sales proceeds from unproved oil and natural gas properties are credited to related costs of the prospect sold until all such costs are recovered and then to net gain or loss on sales of unproved oil and natural gas properties.

  Principles of Consolidation

        The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in the consolidation.

  Earnings (Loss) per Common Share

        The Company follows the provisions of SFAS No. 128, "Earnings Per Share." Basic earnings per share is computed based on the weighted average number of common shares outstanding. Diluted earnings per share is computed based on the weighted average number of common shares outstanding adjusted for the incremental shares attributed to outstanding options and warrants to purchase common stock. All options to purchase common shares were excluded from the computation of diluted earnings per share in 1999 because they were antidilutive as a result of the Company's net loss in that year. Dilutive securities of the Company consist entirely of outstanding options to purchase the Company's common stock. The Company's 6 1/2% convertible preferred stock was antidilutive for the period it has been outstanding.

  Consolidated Statements of Cash Flows

        For purposes of the Statements of Cash Flows, the costs of exploratory dry holes are included in cash flows from investing activities.

  Income Taxes

        The Company computes income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes." SFAS No. 109 requires an asset and liability approach which results in the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of those assets and liabilities. SFAS No. 109 also requires the recording of a valuation allowance if it is more likely than not that some portion or all of a deferred tax asset will not be realized.

  Building, Office Furniture and Equipment and Leasehold Improvements

        Building, office furniture and equipment are stated at cost and are depreciated using the straight-line method over their estimated useful lives of three to 20 years. Leasehold improvements are amortized over the life of the related lease. Maintenance and repairs are charged to expense as incurred. Gains or losses on dispositions of office furniture and equipment are included in operations.

  Derivative Activity

        The Company periodically enters into commodity derivative contracts and fixed-price physical contracts to manage its exposure to oil and natural gas price volatility. The Company primarily utilizes price swaps, futures contracts or collars which are generally placed with major financial institutions or with counterparties of high credit quality that the Company believes are minimal credit risks. The oil and natural gas reference prices of these commodity derivatives contracts are based upon crude oil and natural gas futures which have a high degree of historical correlation with actual prices received by the Company.

        On January 1, 2001, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." Under SFAS No. 133 all derivative instruments are recorded on the balance sheet at fair value. Changes in the derivative's fair value are recognized currently in earnings unless specific hedge accounting criteria are met. For qualifying cash flow hedges, the gain or loss on the derivative is deferred in accumulated other comprehensive income (loss) to the extent the hedge is effective. For qualifying fair value hedges, the gain or loss on the derivative is offset by related results of the hedged item in the income statement. Gains and losses on hedging instruments included in accumulated other comprehensive income (loss) are reclassified to oil and natural gas sales revenue in the period that the related production is delivered. Derivative contracts that do not qualify for hedge accounting treatment are recorded as derivative assets and liabilities at market value in the consolidated balance sheet, and the associated unrealized gains and losses are recorded as current expense or income in the consolidated statement of operations. While such derivative contracts do not qualify for hedge accounting, management believes these contracts can be utilized as an effective component of CPRM activities. See Notes 4 and 8.

  Fair Value of Financial Instruments

        The carrying amounts of the Company's cash, accounts receivable, accounts payable and accrued expenses approximate fair value due to the short-term maturities of these assets and liabilities. The carrying amount of the Company's long-term debt approximates fair value based on the variable borrowing rate of the credit facility and the interest rate swaps in place that hedge the fair value of a portion of the senior subordinated notes.

  Use of Estimates

        The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

        The Company's consolidated financial statements are based on a number of significant estimates including oil and natural gas reserve quantities which are the basis for the calculation of depletion and impairment of oil and natural gas properties.

  Comprehensive Income

        The Company follows the provisions of SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. In addition to net income, comprehensive income includes all changes in equity during a period, except those resulting from investments and distributions to owners.

  Reclassifications

        Certain amounts reported in the prior year consolidated financial statements have been reclassified to correspond to the current year presentation.

  Recent Accounting Pronouncements

        In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations," which addresses financial accounting and reporting for business combinations. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001 and for all business combinations accounted for under the purchase method initiated before but completed after June 30, 2001. The adoption of SFAS No. 141 did not have a material impact on the Company's financial position or results of operations.

        In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets," which addresses, among other things, the financial accounting and reporting for goodwill subsequent to an acquisition. The new standard eliminates the requirement to amortize acquired goodwill; instead, such goodwill is to be reviewed at least annually for impairment. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. Since the Belco Merger occurred on August 21, 2001, no amortization of goodwill has been recorded in accordance with the provisions of SFAS No. 142. However, the Company is in the process of evaluating the remaining provisions of SFAS No. 142, including the goodwill impairment provisions.

        In June 2001, the FASB issued SFAS No. 143,"Accounting for Asset Retirement Obligations". SFAS No. 143 requires entities to record the fair value of liabilities for retirement obligations of acquired assets. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The Company will adopt SFAS No. 143 on January 1, 2003, but has not yet quantified the effects of adopting SFAS No. 143 on its financial position or results of operations.

        In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 144 establishes a single accounting model for long-lived assets to be disposed of by sale and requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Company does not believe adoption of SFAS No. 144 on January 1, 2002, will have a material impact on its financial position or results of operations.

2.    Initial Public Offering:

        On October 19, 2000, the Company completed an initial public offering of 9.15 million shares of common stock at $15.00 per share. The over allotment of 1.035 million additional shares was completed on November 22, 2000. Of the total 10.185 million shares sold, 7.535 million shares were offered by the Company and 2.65 million shares were offered by selling stockholders. After payment of underwriting discounts and offering costs of $9.1 million, the Company received net proceeds of $103.9 million. The proceeds were used to repay a portion of the Company's outstanding debt.

        Prior to completion of the initial public offering, the Board of Directors approved a restated certificate of incorporation in Delaware. Subsequent to filing of the restated certificate, the Company split the common stock on a three-for-two basis by way of a stock dividend. All par value, authorized shares, common stock and common stock amounts have been retroactively restated in the accompanying consolidated financial statements to reflect the stock split.

3.    Mergers:

  Belco Merger

        In connection with the Merger on August 21, 2001, the Company consummated a 0.4125 for 1 reverse stock split for existing Belco stockholders (issuing approximately 13.587 million shares) and issued approximately 38.469 million shares of common stock to Old Westport stockholders. The Merger was a non-taxable transaction in which former Old Westport stockholders received a majority of the Company's common stock. As a result, the Merger was accounted for using purchase accounting with Old Westport as the accounting survivor. The Company began consolidating the results of Belco with the results of Old Westport as of the August 21, 2001 closing date of the Merger.

        The total purchase price of $1,019 million was allocated as follows (in thousands):

Purchase Price:
Fair value of common stock issued	$341,455
Fair value of Belco stock options	8,464
Fair value of liabilities assumed:
Liabilities from commodity price risk management	52,388
Current liabilities	45,135
Long-term debt	422,327
Deferred taxes	87,776
Other liabilities	258
Fair value of Belco preferred stock	54,205
Estimated merger costs	7,000

Total purchase price	$1,019,008

Allocation of purchase price:
Oil and gas properties—proved	$701,116
Oil and gas properties—unproved	68,263
Goodwill	214,844
Current assets	28,878
Other assets	5,907

Total allocation	$1,019,008

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

  Pro Forma Results of Operations (Unaudited)

        The following table reflects the pro forma results of operations for the respective years ended December 31, 2001 and 2000 as though the Merger had occurred as of January 1 of each year presented. The pro forma amounts are not necessarily indicative of the results that may be reported in the future.

	For the Year Ended December 31,
	2001	2000
	(in thousands, except per share data)
Revenues	$544,464	$438,361
Net income (loss)	98,500	(15,694)
Basic net income (loss) per share	1.89	(.34)
Diluted net income (loss) per share	1.87	(.34)

  EPGC Merger

        The EPGC Merger was accounted for using purchase accounting with Westport Oil and Gas (predecessor to Old Westport) as the surviving entity. Westport Resources Corporation paid $50 million in cash from bank borrowings, issued 15.236 million shares of common stock valued at $10.85 per share and assumed liabilities of $1.85 million to consummate the EPGC Merger.

        The total purchase price of $217.2 million was allocated as follows (in thousands):

Acquisition Costs:
Common stock issued	$165,356
Cash paid/Long-term debt incurred	50,000
Liabilities assumed	1,850

Total acquisition costs	$217,206

Allocation of Acquisition Costs:
Oil and gas properties—proved	$193,603
Oil and gas properties—unproved	23,603

Total	$217,206

        The value of the common shares issued to consummate the EPGC Merger was determined utilizing a valuation model to determine a Net Asset Value ("NAV") for each company based on the pre-tax discounted future net revenues of the companies' oil and gas reserves, derived from third party engineering reports, adjusted for the companies' other assets and liabilities. The EPGC properties consist of 37 producing properties and 30 undeveloped blocks in the Gulf of Mexico. The results of operations of EPGC have been included in the Company's statement of operations since the closing date of April 7, 2000.

  Pro Forma Results of Operations (Unaudited)

        The following table reflects the pro forma results of operations for the years ended December 31, 2000 and 1999 as though the EPGC Merger had occurred as of January 1 of each year presented. The pro forma amounts are not necessarily indicative of the results that may be reported in the future.

	For the Year Ended December 31,
	2000	1999
	(in thousands, except per share data)
Revenues	$238,974	$140,360
Net income	46,860	9,452
Basic net income per share	1.66	0.32
Diluted net income per share	1.64	0.31

4.    Commodity Derivative Instruments and Hedging Activities:

        The Company periodically enters into commodity price risk management ("CPRM") transactions to manage its exposure to oil and gas price volatility. CPRM transactions may take the form of futures contracts, swaps or options. All CPRM data is presented in accordance with requirements of SFAS No. 133 which the Company adopted on January 1, 2001. Accordingly, unrealized gains and losses related to the change in fair market value of derivative contracts which qualify and are designated as cash flow hedges are recorded as other comprehensive income or loss and such amounts are reclassified to oil and gas sales revenues as the associated production occurs. Derivative contracts that do not qualify for hedge accounting treatment are recorded as derivative assets and liabilities at market value in the consolidated balance sheet, and the associated unrealized gains and losses are recorded as current expense or income in the consolidated statement of operations. While such derivative contracts do not qualify for hedge accounting, management believes these contracts can be utilized as an effective component of CPRM activities.

        Upon adoption of SFAS No. 133 on January 1, 2001, the Company recorded a derivative liability of approximately $4.7 million for the fair market value of its derivative instruments designated as cash flow hedges and a corresponding loss of approximately $3.1 million (net of tax effect of $1.6 million) as a cumulative effect of a change in accounting principle in other comprehensive income. For the year ended December 31, 2001, the Company reclassified approximately $2.1 million of hedging gains out of accumulated other comprehensive income into oil and gas sales revenues. The hedging gains reclassified to revenues include cash losses of $4.5 million. For the years ended December 31, 2000 and 1999, the Company recorded losses in hedging settlements of $24.6 million and $7.9 million, respectively. As of December 31, 2001, the Company expects to reclassify approximately $6.7 million into earnings from accumulated other comprehensive income during 2002.

        For the year ended December 31, 2001, the Company recorded non-hedge CPRM settlements of $15.3 million and unrealized non-hedge change in fair value of derivatives of $14.3 million. The non-hedge CPRM settlements reflect cash settlements of $3.6 million. For the year ended December 31, 2000, the Company recorded an unrealized non-hedge change in fair value of derivatives of $0.7 million. The Company had no non-hedge derivatives for the year ended December 31, 1999.

        As of December 31, 2001, the Company had approximately 2.9 million barrels of oil and 12.0 Bcf of natural gas subject to CPRM contracts for 2002. These contracts are subject to weighted average floor prices of $22.42 per barrel and $2.96 per Mmbtu and weighted average ceiling prices of $24.66 per barrel and $3.25 per Mmbtu, respectively. The Company has approximately 0.9 million barrels of oil and 1.5 Bcf of natural gas subject to CPRM contracts for 2003. The 2003 contracts have weighted average floor prices of $21.62 per barrel and $3.00 per Mmbtu, with weighted average ceiling prices of $23.00 per barrel and $6.50 per Mmbtu, respectively. The Company has approximately 0.3 million barrels of oil subject to CPRM contracts for 2004 and 2005. Under this oil swap contract for 2004 and 2005, the Company will receive a fixed price of $18.86 per barrel. The contracts discussed above represent the Company's hedge and non-hedge positions.

        The tables summarized below provide details about the volumes and prices of all open CPRM, hedge and non-hedge commitments, as of December 31, 2001.

	2002	2003
Hedges
Gas
Price Swaps Sold—receive fixed price (thousand MMBtu) (1)	1,818	—
Average price per MMBtu	$3.00	—
Collars Sold (thousand MMBtu) (2)	3,945	913
Average floor price per MMBtu	$2.57	$3.00
Average ceiling price per MMBtu	$3.48	$6.50
Puts Bought (thousand MMBtu) (3)	3,650	—
Average price per MMBtu	$3.13	—
Oil
Price Swaps Sold—receive fixed price (MBbls) (1)	720	420
Average price per Bbl	$20.41	$20.74
Collars Sold (MBbls)(2)	240	—
Average floor price per Bbl	$19.75	—
Average ceiling price per Bbl	$25.63	—
Non-Hedges
Gas
Calls Sold (thousand MMBtu) (3)	2,555	—
Average price per MMBtu	$3.27	—
Oil
Calls Sold (MBbls) (3)	180	—
Average price per Bbl	$22.00	—
Price Swaps Sold, receive fixed price (MBbls) (1)	300	300
Average price per Bbl	$18.86	$18.86
Collars Sold (MBbls) (2)(4)	1,455	730
Average floor price per Bbl	$24.64	$23.25
Average ceiling price per Bbl	$28.12	$26.00

(1)
For any particular swap sold transaction, the Counterparty is required to make a payment to Westport in the event that the NYMEX Reference Price for any settlement period is less than the swap price for such hedge, and Westport is required to make a payment to the Counterparty in the event that the NYMEX Reference Price for any settlement period is greater than the swap price for such hedge.

(2)
For any particular collar transaction, the Counterparty is required to make a payment to Westport if the average NYMEX Reference Price for the reference period is below the floor price for such transaction, and Westport is required to make payment to the Counterparty if the average NYMEX Reference Price is above the ceiling price of such transaction.

(3)
Calls or puts are sold under written option contracts in return for a premium received by Westport upon the initiation of the contract. Westport is required to make a payment to the Counterparty in the event that the NYMEX Reference Price for any settlement period is greater than the price of the call sold, or less than the price of the put sold. Conversely, calls or puts bought in return for Westport's payment of a premium require the Counterparty to make a payment to Westport in the event that the NYMEX Reference Price on any settlement period is greater than the call price or less than the put price.

(4)
On certain contracts the counter parties hold options to put 2,000 Bbls/d of oil to the Company over similar time periods at $19.75/Bbl for a 2002 oil collar and $18.65 for the 2003 oil collar.

5.    Accumulated Other Comprehensive Income:

        The components of accumulated other comprehensive income and related tax effects for the year ended December 31, 2001 are as follows (in thousands):

	Gross	Tax Effect	Net of Tax
Cumulative effect of change in accounting principle	$(4,700)	$1,600	$(3,100)
Change in fair value of derivative hedging instruments	20,750	(7,458)	13,292
Enron non-cash settlements reclassified to income	1,165	(425)	740
Hedge settlements reclassified to income	(3,256)	1,188	(2,068)

	13,959	(5,095)	8,864

6.    Concentration of Credit Risk:

        The Company has accounts with separate banks in Denver, Colorado, Dallas, Texas and Calgary, Canada. The Company invests substantially all available cash in overnight investment accounts consisting of U.S. Treasury obligations and commercial paper. At December 31, 2001, the balance in the overnight investment accounts was $27.2 million.

        The Company sells its oil and natural gas production to companies it believes to be creditworthy. Actual losses relating to product sales have been immaterial and currently the Company does not require collateral.

7.    Income Taxes:

        The components of the provision for income taxes are as follows:

	For the Year Ended December 31,
	2001	2000	1999
	(in thousands)
Current:
Federal	$1,806	$675	$—
State	200	—	—

	2,006	675	—

Deferred:
Federal	25,654	22,289	—
State	977	760	—

	26,631	23,049	—

Provision for income taxes	$28,637	$23,724	$—

        The difference between the provision for income taxes and the amounts computed by applying the U.S. Federal statutory rate are as follows:

	For the Year Ended December 31,
	2001	2000	1999
	(in thousands)
Federal statutory rate of 35%	$27,460	$23,541	$(1,063)
State income taxes, net of Federal effect	1,177	760	(103)
Change in valuation allowance	—	(460)	1,177
Other permanent differences	—	(117)	(11)

	$28,637	$23,724	$—

        Long-term deferred tax liabilities are comprised of the following:

	December 31,
	2001	2000
	(in thousands)
Oil and natural gas properties	$(222,539)	$(45,031)
Taxes related to net hedging assets	(5,095)	—
Net operating loss carryforward	64,506	5,853
Capital loss carryforward	3,723	—
Alternative minimum tax credit	1,400	675

Net deferred tax liability	$(158,005)	$(38,503)

        As of December 31, 2001, the Company had net operating loss carryforwards for income tax purposes of approximately $176.7 million which expire between 2018 and 2020 and may be utilized to reduce future tax liability of the Company. The utilization of substantially all of these loss carryforwards, acquired in the Belco Merger, will be limited to approximately $20 million per year.

8.    Long-Term Debt:

        Long-term debt consisted of:

	December 31,
	2001		2000
	(in thousands)
8 1/4% senior subordinated notes due 2011	$272,147	(1)	$—
8 7/8% senior subordinated notes due 2007	122,077	(1)	—
Revolving credit facility due on July 1, 2005	35,000		—
Bank line of credit due on April 4, 2003	—		162

	429,224		162
Less current portion	—		—

	$429,224		$162

(1)
The balances noted above at December 31, 2001 of the 8 1/4% Senior Subordinated Notes and the 8 7/8% Senior Subordinated Notes reflect reductions of $2,853,000 and $2,353,000 related to fair market value adjustments recorded as a result of the Company's interest rate swaps accounted for as fair value hedges. See Interest Rate Swaps—Hedges below.

  Revolving Credit Facility

        The Company entered into a new credit facility (the "Revolving Credit Facility") with a syndicate of banks upon closing of the Merger. The Revolving Credit Facility, as amended, on November 5, 2001 provides for a maximum committed amount of $500 million and a borrowing base of approximately $400 million as of December 31, 2001. The facility matures on July 1, 2005. Advances under the Revolving Credit Facility are in the form of either an ABR loan or a Eurodollar loan.

        The interest on an ABR loan is a fluctuating rate based upon the highest of: (1) the Chase Manhattan Bank prime rate; (2) the secondary market rate for three month certificates of deposits plus 1%; and (3) the Federal Funds Effective rate plus 0.5%; plus in each case a margin of 0% to 0.125% based upon the ratio of total debt to EBITDAX. The interest on a Eurodollar loan is a fluctuating rate based upon the rate at which Eurodollar deposits in the London interbank market are quoted plus a margin of 1.25% to 1.50% based upon the ratio of total debt to EBITDAX.

        The Revolving Credit Facility contains various covenants and restrictive provisions including two financial covenants that require the Company to maintain a current ratio of not less than 1.0 to 1.0 and a ratio of EBITDAX to consolidated interest expense for the preceding four consecutive fiscal quarters of not less than 3.0 to 1.0. Commitment fees under the Revolving Credit Facility are 0.375% on the average daily amount of the available unused borrowing capacity.

        As of December 31, 2001, the Company had borrowings, of $35.0 million, with a weighted average interest rate of 3.25%, and letters of credit issued of approximately $3.8 million outstanding under the Revolving Credit Facility, and available unused borrowing capacity of approximately $361.2 million.

        Under the terms of the Revolving Credit Facility the Company must meet certain tests before it is able to declare or pay any dividend on (other than dividends payable solely in equity interests of the Company other than disqualified stock), or make any payment of, or set apart assets for a sinking or other analogous fund for the purchase, redemption, defeasance, retirement or other acquisition of, any shares of any class of equity interests of the Company or any restricted subsidiary, whether now or hereafter outstanding, or make any other distribution in respect thereof, either directly or indirectly, whether in cash or property or in obligations of the Company or any restricted subsidiary.

  8 7/8% Senior Subordinated Notes due 2007

        In connection with the Merger, the Company assumed $147 million face amount, $149 million fair value, of Belco's 8 7/8% Senior Subordinated Notes due 2007. On November 1, 2001, approximately $24.3 million face amount of these notes was tendered to the Company pursuant to the change of control provisions of the related indenture. The tender price was equal to 101% of the principal amount of each note plus accrued and unpaid interest as of October 29, 2001. Including the premium and accrued interest, the total amount paid was $24.8 million. The Company used borrowings under its Revolving Credit Facility to fund the repayment. No gain or loss was recorded in connection with the redemption as the fair value of the 8 7/8% Senior Subordinated Notes recorded in connection with the Merger equaled the redemption cost.

  8 1/4% Senior Subordinated Notes due 2011

        On November 5, 2001, the Company completed the private placement of $275 million of 8 1/4% Senior Subordinated Notes due 2011 pursuant to SEC rule 144A. The notes are non-callable until November 1, 2006, when the Company has the right to redeem them for 104.125% of the face value, declining thereafter to face value in 2009. Proceeds of approximately $268 million, net of underwriting discounts and offering costs, were used to reduce outstanding indebtedness under the Revolving Credit Facility.

  10 1/2% Senior Subordinated Notes

        In connection with the Merger, the Company assumed $109 million face amount, $115 million fair value, of Belco's 10 1/2% Senior Subordinated Notes. On September 20, 2001, the 10 1/2% Senior Subordinated Notes were redeemed pursuant to the optional redemption provision of the related indenture at 105.25% of the principal amount of each note plus accrued interest, for a total amount of approximately $120.1 million. No gain or loss was recognized in connection with the redemption as the fair value of the 10 1/2% Senior Subordinated Notes recorded in connection with the Merger equaled the redemption cost.

  Interest Rate Swaps—Hedges

        On November 21, 2001, the Company entered into two separate interest rate swaps to hedge the fair value of a portion of the 8 7/8% Senior Subordinated Notes and 8 1/4% Senior Subordinated Notes. The first swap has a notional amount of $122.7 million and an expiration date of September 15, 2007. Under this swap agreement, the Company pays the counterparty a variable rate (LIBOR +3.44%) and receives a fixed rate (8 7/8%). The counterparty has the option to terminate the swap early on any date beginning on September 15, 2002, subject to an early termination fee ranging from 4.438% at September 15, 2002 to 0% on or after September 15, 2005. The early termination dates and fees mirror the prepayment terms and prepayment penalties included in the 8 7/8% Senior Subordinated Notes indenture. The second swap has a notional amount of $100.0 million and an expiration date of November 1, 2011. Under the swap agreement, the Company pays the counterparty a variable rate (LIBOR +2.42%) and receives a fixed rate (8 1/4%). The counterparty has the option to terminate the swap early on any date beginning on November 1, 2006, subject to an early termination fee ranging from $4,125,000 at November 1, 2006 to $0 on or after November 1, 2009. The early termination dates and fees mirror the prepayment terms and prepayment penalties included in the 8 1/4% Senior Subordinated Notes indenture.

        The Company has documented and designated these interest rate swaps as hedges of the fair value of a portion of the 8 7/8% Senior Subordinated Notes and 8 1/4% Senior Subordinated Notes. Because these swaps meet the conditions to qualify for the "short cut" method of assessing effectiveness under the provisions of SFAS 133, the change in the fair value of the debt is assumed to equal the change in the fair value of the interest rate swaps. As such, there is no ineffectiveness assumed to exist between the interest rate swaps and the senior subordinated notes.

  Interest Rate Swaps—Non-Hedge

        The swaps discussed below were not considered hedges for accounting purposes during 2001.

        During 1998, the Company entered into an interest rate swap contract for the period commencing on July 30, 1998 and ending on March 11, 2002. The swap has a notional amount of $25.0 million, with a fixed interest rate of 5.61% payable by the Company and the variable interest rate, a three month LIBOR, payable by the counterparty. During the years ended December 31, 2001 and 1999, the Company paid $213,000 and $192,000, respectively, under terms of the swap. During the year ended December 31, 2000, the Company received $423,000 under the terms of the swap. As of December 31, 2001 this swap had a fair value of $226,000, which is recorded as a derivative liability on the accompanying balance sheet.

        As a result of the Belco Merger, the Company assumed three interest rate swap agreements to convert fixed rate obligations to floating rate obligations. The agreements were terminated in November, 2001. During 2001, the Company recorded $5.3 million in unrealized derivative gain for the change in fair value of interest rate derivative contracts.

        Maturities of long-term debt for each of the five years following December 31, 2001 are as follows: (in thousands)

Year Ending December 31,
2002	$—
2003	—
2004	—
2005	35,000
2006	—

$35,000

9.    Stockholders' Equity:

        In 1999, 2,050,001 shares of common stock were purchased by the Company's then principal stockholder for a share price of $8.00. The share price reflected the estimated market value of the Company's stock at the time of purchase. The estimated market value was determined utilizing a valuation model that was based on the pre tax discounted future net revenues from the Company's oil and gas reserves adjusted for the Company's other assets and liabilities.

        On September 21, 2001, the Board of Directors authorized management to repurchase up to $30 million of the Company's common stock. Through December 31, 2001, the Company has repurchased 30,000 shares of its common stock at an average price of $13.61 per share including broker commissions.

        The Company's 6 1/2% convertible preferred stock has a liquidation preference of $25 per share and is convertible at the option of the holder into shares of the Company's common stock at an initial conversion rate of 0.465795 shares of common stock for each share of preferred stock, equivalent to a conversion price of $11.64 per share of common stock. During 2001, the Company declared and paid dividends of $0.54 per share of preferred stock.

10.  Stock Options:

        On March 24, 2000, the Company repurchased and cancelled 1,344,510 stock options, representing all outstanding stock options at that date, from employees and directors for approximately $3.4 million. The cost to repurchase the stock options is included in stock compensation expense in the accompanying statement of operations for the year ended December 31, 2000. The cost to repurchase the stock options was based on the difference between $10.85 and the exercise prices of $8.00 and $10.67 of such options.

        On October 17, 2000, the Westport Resources Directors' Stock Option Plan and the Westport Resources Corporation Stock Option Plan (the "Predecessor Plans") were merged into the Westport Resources Corporation 2000 Stock Incentive Plan (the "Stock Option Plan"). The Stock Option Plan provides for issuance of options to employees, officers and directors to purchase shares of common stock. The aggregate number of shares of common stock that may be issued under the Stock Option Plan is 6,232,484 shares. The exercise price, vesting and duration of the options may vary and will be determined at the time of issuance.

        In connection with the August 21, 2001 merger of Old Westport and Belco, options previously issued by Belco were converted into options to purchase 788,194 shares of Westport common stock at exercise prices between $11.82 and $70.30 per share. These exercise prices reflect the estimated fair market value of the shares on August 21, 2001, after converting the Belco options into the existing Westport plan using a .4125 rate to account for the reverse stock split which was consummated under the merger agreement. Also during 2001, options to purchase 681,000 shares of the Company's common stock were granted under the Stock Option Plan at exercise prices between $15.90 and $31.07 per share, which reflected the estimated fair market value of the shares at the date of grant. The options vest ratably over two or three years from the date of grant and have a term of 10 years.

        During 2000, options to purchase 2,110,880 shares of the Company's common stock were granted under the Stock Option Plan at exercise prices between $10.85 and $17.63 per share, which reflected the estimated fair market value of the shares at the date of grant. Of the 2,110,880 options granted in 2000, 1,344,510 options are deemed to be replacement options (the "Replacement Options") for those options repurchased by the Company on March 24, 2000. During 1999 and 1998, options to purchase 597,600 and 93,750 shares of the Company's common stock were granted under the Predecessor Plans at exercise prices between $8.00 and $15.78 per share.

        In March 2000, the FASB issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation." The Interpretation clarifies (a) the definition of employee for purposes of applying APB Opinion No. 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of previously fixed stock options or awards, and (d) the accounting for an exchange of stock options and/or awards in a business combination. Under provisions of the Interpretation, we are required to account for 1,080,473 of the Replacement Options as variable awards from July 1, 2000 until the date the options are exercised, forfeited or expire unexercised. Compensation cost will be measured for the amount of any increases in our stock price after July 1, 2000 and recognized over the remaining vesting period of the options. Any decreases in our stock price subsequent to July 1, 2000 will be recognized as a decrease in compensation cost, limited to the amount of compensation cost previously recognized as a result of increases in our stock price. Any adjustment to compensation cost for further changes in the stock price after the award vests will be recognized immediately. As of December 31, 2001, 1,010,723 of the Replacement Options were still outstanding, which resulted in $2.0 million of compensation cost recorded in the 2000 statement of operations plus an additional $0.1 million of compensation cost recorded in the 2001 statement of operations.

        A summary of the status of the Company's Stock Option Plans as of December 31, 2001, 2000 and 1999 and changes during the years ended December 31, 2001, 2000 and 1999 are included below:

	Shares Under Option Plan	Weighted Average Exercise Price
Balance at December 31, 1998	1,080,473	$15.37
Options cancelled	(333,563)	15.37
Options granted	597,600	8.64

Balance at December 31, 1999	1,344,510	8.29
Options repurchased	(1,344,510)	12.43
Options granted	2,110,880	12.61
Options forfeited	(44,421)	10.85
Options exercised	(13,018)	10.85

Balance at December 31, 2000	2,053,441	12.61
Options converted from Belco	788,194	28.61
Options granted	681,000	21.37
Options forfeited	(276,683)	27.75
Options exercised	(49,675)	11.59

Balance at December 31, 2001	3,196,277	$17.13

Options exercisable at December 31, 1999	455,544	$8.00

Options exercisable at December 31, 2000	29,516	$10.85

Options exercisable at December 31, 2001	1,272,065	$19.36

        The following table summarizes information about stock options outstanding at December 31, 2001.

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number of Options	Weighted Average Remaining Contractual Life (Yrs)	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
$7.03-$14.06	1,537,849	8.0	$10.94	614,109	$11.02
$14.07-$21.09	1,200,266	9.0	$18.88	287,794	$17.81
$21.10-$28.12	228,188	6.3	$23.34	208,688	$23.35
$28.13-$42.18	68,500	9.4	$30.74	—	—
$42.19-$49.21	102,083	1.3	$45.92	102,083	$45.92
$49.22-$63.27	47,843	5.9	$49.77	47,843	$49.77
$63.28-$70.30	11,548	1.3	$66.76	11,548	$66.76

        The Company has elected to continue following Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and has elected to adopt the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." Had compensation costs for the Company's options been determined based on the fair value at the grant dates consistent with SFAS No. 123, the Company's net income would have been decreased and the net loss would have been increased to the pro forma amounts indicated below:

	Year Ended December 31,
	2001	2000	1999
Net income (loss)
As reported	$49,821	$43,536	$(3,126)
Pro forma	45,148	41,885	(4,114)
Basic net income (loss) per common share
As reported	$1.11	$1.54	$(0.21)
Pro forma	1.00	1.51	(0.28)
Diluted net income (loss) per common share
As reported	$1.09	$1.52	$(0.21)
Pro forma	0.99	1.49	(0.28)

        The weighted average fair value of options granted during the years ended December 31, 2001, 2000 and 1999, calculated using the Black-Scholes option pricing model was $8.88, $5.44 and $4.21, respectively. The fair value of each option granted is estimated with the following weighted average assumptions for grants in 2001, 2000 and 1999: risk-free interest rate of 3.89%, 6.25% and 5.53%, respectively; no dividend yields; expected volatility of 40.74%, 38.34% and 0.01%, respectively; and expected lives of 5 years.

11.  Restricted Stock Awards:

        The Company issued 36,550 shares of common stock as restricted stock awards pursuant to the Company's 2000 Stock Incentive Plan to certain employees during 2001. The shares are restricted for various periods ranging from one to three years after the date of grant. Compensation expense of $0.3 million was recorded as a result of the issuance.

12.  Major Purchasers:

        The following purchasers accounted for 10% or more of the Company's oil and gas sales for the years ended December 31, 2001, 2000 and 1999:

	2001	2000	1999
Dynegy Inc.	23%	23%	—
Conoco Inc.	—	14%	26%
Energen Resources MAQ, Inc.	—	—	20%
EOTT Energy Corporation	—	13%	20%

13.  Commitments and Contingencies:

        At December 31, 2001, the Company had two leases covering office space under noncancelable agreements which begin to expire in November 2003. Subsequent to December 31, 2001, the Company entered into noncancelable lease agreements for new office space in Denver, Colorado. The new lease agreements expire in March 2008. The minimum annual rental payments under the new lease are included in the amounts below. The minimum annual rental payments under the leases are as follows:

Year Ending December 31	(in thousands)
2002	$1,041
2003	1,173
2004	687
2005	984
2006	1,079
Thereafter	1,613

$6,577

        Rent expense for the years ended December 31, 2001, 2000 and 1999 was approximately $954,000, $820,000 and $497,000, respectively.

        The Company entered into employment agreements on May 8, 2000 with its chief executive officer and president, which provide for annual base salaries of $325,000 and $225,000, respectively, subject to annual adjustments through May 31, 2003. The agreements provide for severance payments equal to three times the individual's then applicable base salary and three times the average of the bonus the individual received the last three years if the Company terminates such person's employment other than for cause or if such person's employment is terminated upon a change of control of Westport.

        Following the Belco Merger, the Company entered into retention agreements with its executive officers. The retention agreements set forth the terms and conditions of the officers' compensation in the event of termination of their employment following a change in control, as defined in the agreements, within five years of the date of such retention agreements. Each agreement automatically expires if a change in control has not occurred within the five-year period, and may be renewed for successive one-year periods by written agreement of the parties. If a termination following a change in control occurs within the specified period, other than a termination for cause or with good reason, as defined in the agreement, the terminated person will be entitled to all earned and accrued compensation and benefits plus severance compensation equal to a stated percentage of the sum of their respective base salary and average bonus for three prior years, plus the amount of any excise tax imposed on such severance payment. In addition, all equity incentive awards become immediately vested.

        The Company is subject to governmental and regulatory controls arising in the ordinary course of business. It is the opinion of the Company's management that there are no claims or litigation involving the Company that are likely to have a material adverse effect on its financial position or results of operations.

14.  Producing Property Divestitures:

  Sale of Offshore Properties

        During 2000, the Company sold an interest in an oil and natural gas development and exploration prospect located offshore in the Gulf of Mexico for $6.2 million. The property had a book value of $2.9 million, and a $3.3 million gain was recorded on the sale. Proceeds from the sale were used to reduce outstanding borrowings.

        During 1999, the Company sold certain interests in oil and natural gas development and exploration prospects located offshore in the Gulf of Mexico for $21.4 million. The properties had a book value of $17.4 million, and a $4.0 million gain was recorded on the sale. Proceeds from the sale were used to reduce outstanding borrowings.

15.  Retirement Savings Plan:

        Effective December 1, 1995, the Company adopted a retirement savings plan. The Westport Savings and Profit Sharing Plan (the "Plan") is a defined contribution plan and covers all employees of the Company. The Plan is subject to the provisions of the Employee Retirement Income Security Act of 1974, as amended, and Section 401(k) of the Internal Revenue Code.

        The assets of the Plan are held and the related investments are executed by the Plan's trustee. Participants in the Plan have investment alternatives in which to place their funds and may place their funds in one or more of these investment alternatives. Administrative fees are paid by the Company on behalf of the Plan. The Plan provides for discretionary matching by the Company of 75% of each participant's contributions up to 6% of the participant's compensation. The Company contributed $400,000, $155,000 and $114,000, for the years ended December 31, 2001, 2000, and 1999, respectively.

16.  Related Party Transactions:

        Prior to the Merger, Belco entered into a substantial portion of its natural gas and crude oil commodity swap agreements and option agreements with Enron North America Corp., ("ENA"), formerly known as Enron Capital & Trade Resources Corp., a wholly owned subsidiary of Enron Corp. Mr. Robert A. Belfer, one of the Company's directors, is a member of the Board of Directors of Enron Corp. and was the CEO of Belco at the time these transactions were entered into. These agreements were entered into in the ordinary course of business of Belco and on terms that the Company believes were no less favorable to Belco than the terms of similar arrangements with third parties. Pursuant to the terms of these agreements the Company paid ENA a net amount of approximately $5.4 million from the date of the Merger, August 21, 2001, through December 31, 2001.

        On November 29, 2001, the Company terminated all commodity derivative contracts with ENA. The Company exercised its rights pursuant to the early termination provisions of such contracts as a result of ENA's bankruptcy filing and related events. The Company believes that it had the legal right to terminate these agreements, but ENA may challenge the termination in bankruptcy court. Applying the mark-to-market and setoff methodology of the derivative contracts with ENA, the Company has calculated that it owed ENA a net amount of $204,000 for all derivative transactions that were outstanding under the ENA contracts. Although the Company believes this methodology was correct, it is possible that ENA will challenge such calculations and claim larger amounts owed.

17.  Segment Information:

        The Company operates in three geographic divisions: Northern, which manages properties in the Rocky Mountain region; Southern, which manages properties in the Permian Basin, the Mid-Continent and the onshore Gulf Coast regions; and Gulf of Mexico, which manages the offshore properties. All three areas are engaged in the production, development, acquisition and exploration of oil and natural gas properties. The Company evaluates segment performance based on the profit or loss from operations before income taxes. Corporate general and administrative expenses are unallocated. Consolidated and segment financial information is as follows:

	Northern	Southern	Gulf of Mexico	Corporate & Unallocated	Consolidated
	(in thousands)
2001
Revenues (1)	$92,583	$73,526	$153,128	$29,623	$348,860
DD&A	26,116	34,108	62,947	888	124,059
Profit (loss)	22,064	12,305	33,197	17,249	84,815
Assets (3)	418,817	789,429	305,372	90,598	1,604,216
Expenditures for assets, net	40,217	38,195	115,088	744	194,244
2000
Revenues (2)	91,416	38,715	117,668	(25,366)	222,433
DD&A	15,220	8,950	40,431	255	64,856
Profit (loss)	43,885	18,826	49,348	(36,450)	75,609
Assets (3)	130,530	87,189	296,412	37,700	551,831
Expenditures for assets, net	14,661	5,620	124,936	869	146,086
1999
Revenues (2)	50,445	25,861	10,724	(7,905)	79,125
DD&A	13,920	9,751	1,216	323	25,210
Profit (loss)	16,548	3,927	(626)	(14,273)	5,576
Assets (3)	128,339	89,716	27,923	25,499	271,477
Expenditures for assets, net	2,435	2,280	7,770	1,520	14,005

(1)
Corporate and unallocated revenues consist of non-hedge settlements and non-hedge change in fair value of derivatives.

(2)
Corporate and unallocated revenues consist of hedge settlements.

(3)
Corporate and unallocated assets include $25.5 million, $11.6 million and $2.6 million of joint interest billing receivables at December 31, 2001, 2000 and 1999. Because the Company tracks its joint interest receivables by joint interest partner and not by property, the Company is unable to allocate joint interest receivables to its three divisions.

18.  Condensed Consolidated Financial Statements of Subsidiary Guarantors:

        On November 5, 2001 the Company completed a private placement of the 8 1/4% Senior Subordinated Notes due 2011 (see Note 8). The 8 1/4% Senior Subordinated Notes are fully and unconditionally guaranteed, jointly and severally, on a senior subordinated unsecured basis by the following wholly-owned subsidiaries of Westport: Westport Finance Co., Jerry Chambers Exploration Company, Westport Argentina LLC, Westport Canada LLC, Westport Oil and Gas Company, L.P., Westport Overriding Royalty LLC, WHG, Inc. and WHL, Inc. (collectively, the "Subsidiary Guarantors"). The guarantees of the Subsidiary Guarantors are subordinated to senior debt of the Subsidiary Guarantors. The only existing subsidiary of Westport that has not guaranteed the 8 1/4% Senior Subordinated Notes is Horse Creek Trading and Compression LLC, which is minor for purposes of the Securities and Exchange Commission's rules regarding presentation of the condensed consolidating financial statements below. As such, the financial position, results of operations, and related cash flow information of Horse Creek have been included in the Subsidiary Guarantor column.

        Presented below are condensed consolidating financial statements for Westport and the Subsidiary Guarantors. The condensed consolidating financial statements for Westport and the Subsidiary Guarantors as of and for the year ended December 31, 1999 are not presented as Westport's only operations as of those dates were conducted through the wholly-owned Subsidiary Guarantors.

WESTPORT RESOURCES CORPORATION

CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2001

	Parent Company	Subsidiary Guarantors	Eliminations	Consolidated
	(in thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$13,804	$13,780	$—	$27,584
Accounts receivable, net	18,687	43,121	—	61,808
Intercompany receivable	387,164	—	(387,164)	—
Derivative assets	—	7,832	—	7,832
Prepaid expenses	2,110	3,364	—	5,474

Total current assets	421,765	68,097	(387,164)	102,698

Property and equipment, at cost:
Oil and gas properties, successful efforts method:
Proved properties	281,868	1,164,463	—	1,446,331
Unproved properties	23,978	81,561	—	105,539
Building and other office furniture and equipment	487	7,612	—	8,099

	306,333	1,253,636	—	1,559,969
Less accumulated depletion, depreciation and amortization	(83,016)	(200,749)	—	(283,765)

Net property and equipment	223,317	1,052,887	—	1,276,204

Other Assets:
Long-term derivative assets	—	612	—	612
Goodwill	—	214,844	—	214,844
Other assets	9,830	28	—	9,858

Total other assets	9,830	215,484	—	225,314

Total assets	$654,912	$1,336,468	$(387,164)	$1,604,216

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$14,254	$33,647	$—	$47,901
Accrued expenses	7,648	22,646	—	30,294
Ad valorem taxes payable	—	6,930	—	6,930
Intercompany payable	—	387,164	(387,164)	—
Derivative liabilities	—	3,289	—	3,289
Income taxes payable	(131)	681	—	550
Other liabilities	—	369	—	369

Total current liabilities	21,771	454,726	(387,164)	89,333

Long-term debt	307,147	122,077	—	429,224
Deferred income taxes	27,063	130,942	—	158,005
Long-term derivative liabilities	2,853	3,103	—	5,956
Other liabilities	—	1,402	—	1,402

Total liabilities	358,834	712,250	(387,164)	683,920

Stockholders' equity
Preferred stock	—	29	—	29
Common stock	385	139	(3)	521
Additional paid-in capital	275,550	602,407	3	877,960
Treasury stock	(408)	—	—	(408)
Retained earnings	20,551	12,779	—	33,330
Accumulated other comprehensive income	—	8,864	—	8,864

Total stockholders' equity	296,078	624,218	—	920,296

Total liabilities and stockholders' equity	$654,912	$1,336,468	$(387,164)	$1,604,216

WESTPORT RESOURCES CORPORATION

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Year Ended December 31, 2001

	Parent Company	Subsidiary Guarantors	Eliminations	Consolidated
	(in thousands)
Operating revenues:
Oil and natural gas sales	$90,954	$226,324	$—	$317,278
Hedge settlements	—	2,091	—	2,091
Non-hedge settlements	—	15,300	—	15,300
Non-hedge change in fair value of derivatives	—	14,323	—	14,323
Gain (loss) on sale of operating assets, net	(304)	172	—	(132)

Net revenues	90,650	258,210	—	348,860

Operating expenses:
Lease operating expense	7,879	47,436	—	55,315
Production taxes	8	13,399	—	13,407
Transportation costs	421	4,736	—	5,157
Exploration	24,393	6,920	—	31,313
Depletion, depreciation and amortization	43,044	81,015	—	124,059
Impairment of proved properties	612	8,811	—	9,423
Impairment of unproved properties	5,562	1,412	—	6,974
Stock compensation expense	719	—	—	719
General and administrative	6,393	11,285	—	17,678

Total operating expenses	89,031	175,014	—	264,045

Operating income	1,619	83,196	—	84,815

Other income (expense):
Interest expense	(7,180)	(6,016)	—	(13,196)
Interest income	1,159	509	—	1,668
Change in interest rate swap fair value	—	4,960	—	4,960
Other	163	48	—	211

Income (loss) before income taxes	(4,239)	82,697	—	78,458

Provision for income taxes:
Current	—	(2,006)	—	(2,006)
Deferred	1,547	(28,178)	—	(26,631)

Total provision for income taxes	1,547	(30,184)	—	(28,637)
Net income (loss)	(2,692)	52,513	—	49,821

Preferred stock dividends	—	1,587	—	1,587

Net income (loss) available to common stock	$(2,692)	$50,926	$—	$48,234

WESTPORT RESOURCES CORPORATION

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Year Ended December 31, 2001

	Parent Company	Subsidiary Guarantors	Eliminations	Consolidated
	(in thousands)
Cash flows from operating activities:
Net income (loss)	$(2,692)	$52,513	$—	$49,821
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depletion, depreciation and amortization	43,044	81,015	—	124,059
Exploration dry hole costs	14,183	5,090	—	19,273
Impairment of proved properties	612	8,811	—	9,423
Impairment of unproved properties	5,562	1,412	—	6,974
Deferred income taxes	(1,547)	28,178	—	26,631
Stock compensation expense	719	—	—	719
Change in derivative fair value	—	(19,283)	—	(19,283)
Amortization of finance fees	323	112	—	435
Loss (gain) on sale of assets	304	(172)	—	132
Changes in asset and liabilities, net of effects of acquisitions:
Decrease (increase) in accounts receivable	(4,283)	14,409	—	10,126
Decrease in prepaid expenses	965	86	—	1,051
Decrease in net derivative liabilities	—	(18,285)	—	(18,285)
Increase (decrease) in accounts payable	7,193	(13,433)	—	(6,240)
Decrease in ad valorem taxes payable	—	(1,130)	—	(1,130)
Increase in income taxes payable	—	301	—	301
Increase (decrease) in accrued expenses	3,877	(12,351)	—	(8,474)
Decrease in other liabilities	—	(260)	—	(260)

Net cash provided by operating activities	68,260	127,013	—	195,273

Cash flows from investing activities:
Additions to property and equipment	(76,083)	(111,842)	—	(187,925)
Proceeds from sales of assets	161	5,375	—	5,536
Increase in intercompany receivable	(289,817)	—	289,817	—
Other acquisitions	—	(6,319)	—	(6,319)
Other	—	22	—	22

Net cash used in investing activities	(365,739)	(112,764)	289,817	(188,686)

Cash flows from financing activities:
Proceeds from issuance of common stock	576	—	—	576
Repurchase of common stock	(408)	—	—	(408)
Proceeds from issuance of long-term debt	590,000	—	—	590,000
Repayment of long-term debt	(280,000)	(297,585)	—	(577,585)
Preferred stock dividend	(1,190)	(397)	—	(1,587)
Financing fees	(10,153)	—	—	(10,153)
Increase in intercompany payable	—	289,817	(289,817)	—

Net cash provided by (used in) financing activities	298,825	(8,165)	(289,817)	843

Net increase in cash and cash equivalents	1,346	6,084	—	7,430
Cash and cash equivalents, beginning of year	12,458	7,696	—	20,154

Cash and cash equivalents, end of year	$13,804	$13,780	$—	$27,584

WESTPORT RESOURCES CORPORATION

CONDENSED CONSOLIDATING BALANCE SHEET

December 31, 2000

	Parent Company	Subsidiary Guarantors	Eliminations	Consolidated
	(in thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$12,458	$7,696	$—	$20,154
Accounts receivable, net	14,404	34,796	—	49,200
Intercompany receivable	97,347	—	(97,347)	—
Prepaid expenses	3,075	1,595	—	4,670

Total current assets	127,284	44,087	(97,347)	74,024

Property and equipment, at cost:
Oil and gas properties, successful efforts method:
Proved properties	226,454	364,913	—	591,367
Unproved properties	25,007	15,646	—	40,653
Office building, furniture and equipment	197	2,946	—	3,143

	251,658	383,505	—	635,163
Less accumulated depletion, depreciation and amortization	(36,745)	(120,994)	—	(157,739)

Net property and equipment	214,913	262,511	—	477,424

Other assets	—	383	—	383

Total assets	$342,197	$306,981	$(97,347)	$551,831

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$7,061	$21,486	$—	$28,547
Accrued expenses	7,584	12,243	—	19,827
Ad valorem taxes payable	—	4,788	—	4,788
Intercompany payable	—	97,347	(97,347)	—
Income taxes payable	—	375	—	375

Total current liabilities	14,645	136,239	(97,347)	53,537

Long-term debt	—	162	—	162
Deferred income taxes	28,610	9,893	—	38,503
Other liabilities	—	1,573	—	1,573

Total liabilities	43,255	147,867	(97,347)	93,775

Stockholders' equity
Common stock	384	3	(3)	384
Additional paid-in capital	274,125	198,448	3	472,576
Retained earnings (accumulated deficit)	24,433	(39,337)	—	(14,904)

Total stockholders' equity	298,942	159,114	—	458,056

Total liabilities and stockholders' equity	$342,197	$306,981	$(97,347)	$551,831

WESTPORT RESOURCES CORPORATION

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Year Ended December 31, 2000

	Parent Company	Subsidiary Guarantors	Eliminations	Consolidated
	(in thousands)
Operating revenues:
Oil and natural gas sales	$95,336	$149,333	$—	$244,669
Hedge settlements	—	(24,627)	—	(24,627)
Non-hedge change in fair value of derivatives	—	(739)	—	(739)
Gain on sale of assets, net	—	3,130	—	3,130

Net revenues	95,336	127,097	—	222,433
Operating expenses:
Lease operating expense	6,530	27,867	—	34,397
Production taxes	15	10,616	—	10,631
Transportation costs	384	2,650	—	3,034
Exploration	6,768	6,022	—	12,790
Depletion, depreciation and amortization	36,744	28,112	—	64,856
Impairment of proved properties	—	2,911	—	2,911
Impairment of unproved properties	—	5,124	—	5,124
Stock compensation expense	2,156	3,383	—	5,539
General and administrative	3,383	4,159	—	7,542

Total operating expenses	55,980	90,844	—	146,824

Operating income	39,356	36,253	—	75,609

Other income (expense):
Interest expense	(2,257)	(7,474)	—	(9,731)
Interest income	416	814	—	1,230
Other	76	76	—	152

Income before income taxes	37,591	29,669	—	67,260
Provision for income taxes:
Current	—	(675)	—	(675)
Deferred	(13,156)	(9,893)	—	(23,049)

Total provision for income taxes	(13,156)	(10,568)	—	(23,724)

Net income	$24,435	$19,101	$—	$43,536

WESTPORT RESOURCES CORPORATION

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Year Ended December 31, 2000

	Parent Company	Subsidiary Guarantors	Eliminations	Consolidated
	(in thousands)
Cash flows from operating activities:
Net income	$24,435	$19,101	$—	$43,536
Adjustments to reconcile net income to net cash provided by operating activities:
Depletion, depreciation and amortization	36,744	28,112	—	64,856
Exploration dry hole costs	1,564	4,456	—	6,020
Impairment of proved properties	—	2,911	—	2,911
Impairment of unproved properties	—	5,124	—	5,124
Stock compensation expense	2,156	—	—	2,156
Gain on sale of assets	—	(3,130)	—	(3,130)
Deferred income taxes	13,156	9,893	—	23,049
Director retainers settled for stock	50	—	—	50
Changes in asset and liabilities, net of effects of acquisitions:
Increase in accounts receivable	(8,527)	(20,151)	—	(28,678)
Decrease (increase) in prepaid expenses	(1,256)	117	—	(1,139)
Increase in accounts payable	4,926	13,004	—	17,930
Decrease in accrued expenses	7,584	2,038	—	9,622
Increase in ad valorem taxes payable	—	2,183	—	2,183
Increase in income taxes payable	—	375	—	375
Decrease in other liabilities	—	(1,436)	—	(1,436)

Net cash provided by operating activities	80,832	62,597	—	143,429

Cash flows from investing activities:
Additions to property and equipment	(32,676)	(69,553)	—	(102,229)
Proceeds from sales of assets	—	6,259	—	6,259
Merger with EPGC	(42,403)	—	—	(42,403)
Other acquisitions	—	(1,454)	—	(1,454)
Increase in intercompany receivable	(97,347)	—	97,347	—
Other	—	(342)	—	(342)

Net cash used in investing activities	(172,426)	(65,090)	97,347	(140,169)

Cash flows from financing activities:
Proceeds from issuance of common stock	104,052	—	—	104,052
Proceeds from issuance of long-term debt	50,000	—	—	50,000
Repayment of long-term debt	(50,000)	(106,633)	—	(156,633)
Increase in intercompany payable	—	97,347	(97,347)	—

Net cash provided by (used in) financing activities	104,052	(9,286)	(97,347)	(2,581)

Net increase (decrease) in cash and cash equivalents	12,458	(11,779)	—	679
Cash and cash equivalents, beginning of year	—	19,475	—	19,475

Cash and cash equivalents, end of year	$12,458	$7,696	$—	$20,154

19.  Subsequent Event:

        On March 1, 2002, the Company purchased producing oil and natural gas properties for approximately $38.7 million. The properties are located in the Williston Basin in North Dakota and Montana. The purchase was funded by $30.0 million in borrowings under the Revolving Credit Facility and the remainder from available cash.

20.  Supplemental Information Related to Oil and Gas Activities:

        The following tables set forth certain historical costs and costs incurred related to the Company's oil and natural gas producing activities:

	December 31,
	2001	2000	1999
	(in thousands)
Capitalized costs
Proved oil and natural gas properties	$1,446,331	$591,367	$307,068
Unproved oil and natural gas properties	105,539	40,653	18,089

Total oil and natural gas properties	1,551,870	632,020	325,157
Less: Accumulated depletion, depreciation and amortization	(280,737)	(155,752)	(91,325)

Net capitalized costs	$1,271,133	$476,268	$233,832

	For the Year Ended December 31,
	2001	2000	1999
	(in thousands)
Costs incurred
Proved property acquisition costs	$706,811	$182,944	$—
Unproved property acquisition costs	76,401	31,821	2,336
Exploration costs	60,704	34,622	7,958
Development costs	115,563	58,958	3,695

Total	$959,479	$308,345	$13,989

  Oil and Gas Reserve Information (Unaudited)

        The following summarizes the policies used by the Company in preparing the accompanying oil and natural gas reserve disclosures, Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserves and reconciliation of such Standardized Measure between years.

        At December 31, 2001, Ryder Scott Company, L.P. audited 87% of the total net present value of estimates of total proved reserves and the remaining 13% of net present value of the reserves was unaudited. Estimates of total proved reserves at December 31, 2000 were prepared by Ryder Scott and Netherland, Sewell and Associates, Inc. and internal estimates. The Ryder Scott and Netherland Sewell reports covered approximately 85% of the total net present value of the reserves and the internally generated report covered the remaining 15% of the net present value. Estimates of total proved and proved developed reserves at December 31, 1999 were prepared by Ryder Scott Company, L.P. Proved reserves are estimated quantities of crude oil and natural gas which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved developed reserves are proved reserves that can be recovered through existing wells with existing equipment and operating methods. Substantially all of the Company's oil and natural gas reserves are located in the United States and the Gulf of Mexico.

        The Standardized Measure of discounted future net cash flows from proved reserves was developed as follows:

  1.
  Estimates are made of quantities of proved reserves and the future periods during which they are expected to be produced based on year-end economic conditions.

  2.
  The estimated future cash flows from proved reserves were determined based on year-end prices held constant, except in those instances where fixed and determinable price escalations are included in existing contracts.

  3.
  The future cash flows are reduced by estimated production costs and costs to develop and produce the proved reserves, all based on year-end economic conditions and by the estimated effect of future income taxes based on statutory income tax rates in effect at each year end, the Company's tax basis in its proved oil and natural gas properties and the effect of net operating loss, investment tax credit and other carryforwards.

        The Standardized Measure of discounted future net cash flows does not purport to present, nor should it be interpreted to present, the fair value of the Company's oil and natural gas reserves. An estimate of fair value would also take into account, among other things, the recovery of reserves not presently classified as proved, anticipated future changes in prices and costs and a discount factor more representative of the time value of money and the risks inherent in reserve estimates.

  Quantities of Oil and Gas Reserves (Unaudited)

        The following table presents estimates of the Company's net proved and proved developed oil and gas reserves:

	Oil (Mbls)	Gas (Mmcf)
Proved reserves at December 31, 1998	24,376	100,584
Revisions of previous estimates	13,814	20,332
Discoveries	708	24,250
Purchase of minerals in place	—	—
Sales of minerals in place	(2,848)	(12,515)
Production	(3,300)	(13,313)

Proved reserves at December 31, 1999	32,750	119,338
Revisions of previous estimates	1,417	10,662
Discoveries	3,135	33,445
Purchase of minerals in place	3,249	116,783
Sales of minerals in place	(2,167)	(447)
Production	(3,584)	(34,316)

Proved reserves at December 31, 2000	34,800	245,465
Revisions of previous estimates	(4,360)	(6,390)
Discoveries	6,057	55,366
Purchase of minerals in place	37,576	283,783
Sales of minerals in place	(488)	(1,599)
Production	(4,929)	(58,561)

Proved reserves at December 31, 2001	68,656	518,064

Proved developed reserves at December 31, 1999	29,489	82,807

Proved developed reserves at December 31, 2000	28,673	185,354

Proved developed reserves at December 31, 2001	51,068	401,823

  Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserves (Unaudited)

	December 31,
	2001	2000	1999
	(in thousands)
Future cash flows	$2,543,696	$2,993,022	$986,992
Future production costs	(841,940)	(546,358)	(362,648)
Future development costs	(216,708)	(119,415)	(44,552)

Future net cash flows before tax	1,485,048	2,327,249	579,792
Future income taxes	(306,261)	(691,048)	(100,178)

Future net cash flows after tax	1,178,787	1,636,201	479,614
Annual discount at 10%	(431,758)	(537,802)	(157,179)

Standardized measure of discounted future net cash flows	$747,029	$1,098,399	$322,435

Discounted future net cash flows before income taxes	$924,343 (1)	$1,570,892 (2)	$349,099

(1)
The difference in the discounted future net cash flows before income taxes from December 31, 2000 to December 31, 2001 resulted almost entirely from (i) the addition of 502.7 Bcfe of proved reserves acquired in connection with the Merger, (ii) the addition of 92 Bcfe as discoveries and extension and (iii) the downward revision of 33 Bcfe due to revisions of previous estimates and (iv) the decrease in commodity prices used to determine future cash flows.

(2)
The difference in the discounted future net cash flows before income taxes from December 31, 1999 to December 31, 2000 resulted almost entirely from (i) the addition of 134 Bcfe of proved reserves acquired in connection with the merger between Westport Oil and Gas and EPGC, (ii) the addition of 52 Bcfe as discoveries and extension and (iii) the increase in commodity prices used to determine future cash flows.

  Changes in Standardized Measure of Discounted Future Net Cash Flows (Unaudited)

	For the Year Ended December 31,
	2001	2000	1999
	(in thousands)
Oil and natural gas sales, net of production costs	$(243,399)	$(196,608)	$(53,009)
Net changes in anticipated prices and production costs	(1,179,511)	369,244	147,678
Extensions and discoveries, less related costs	139,078	228,685	19,831
Changes in estimated future development costs	(10,284)	(15,807)	(11,691)
Previously estimated development costs incurred	50,704	16,827	6,175
Net change in income taxes	295,179	(445,830)	(19,985)
Purchase of minerals in place	489,733	748,854	—
Sales of minerals in place	(8,466)	(3,205)	(2,896)
Accretion of discount	157,089	34,910	11,129
Revision of quantity estimates	(35,347)	48,384	130,750
Changes in production rates and other	(6,146)	(9,490)	(10,153)

Change in standardized measure	$(351,370)	$775,964	$217,829

21.  Supplemental Quarterly Financial Information (Unaudited):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
	(In thousands, except per share amounts)
2001
Total revenues	$97,102	$72,862	$86,545	$92,351	$348,860
Gross profit (1)	$79,542	$54,576	$50,830	$60,542	$245,490
Net income (loss)	$34,032	$16,657	$11,760	$(12,628)	$49,821
Net income (loss) available to common stock	$34,032	$16,657	$11,363	$(13,818)	$48,234
Net income (loss) per share (2)
Basic	$0.89	$0.43	$0.26	$(0.27)	$1.11
Diluted	$0.87	$0.42	$0.25	$(0.27)	$1.09
2000
Total revenues	$25,445	$53,160	$67,465	$76,363	$222,433
Gross profit (1)	$16,094	$41,329	$52,230	$62,327	$171,980
Net income (loss)	$1,397	$9,209	$19,004	$13,926	$43,536
Net income per share (2)
Basic	$0.13	$0.40	$0.62	$.38	$1.54
Diluted	$0.13	$0.40	$0.61	$.37	$1.52

(1)
Gross profit is computed as the excess of oil and natural gas revenues, including hedge settlements over operating expenses. Operating expenses include lease operating expense, production taxes and transportation costs.

(2)
The sum of the individual quarterly net income (loss) per share may not agree with year-to-date net income per share as each period's computation is based on the weighted average number of common shares outstanding during the period.