Form 10-Q
period 2002-03-31
WESTPORT RESOURCES CORP /NV/
filed 2002-05-13
CIK 889005

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



             FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002



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

     52,127,866 shares of the issuer's common stock, par value $0.01 per share, were outstanding as of May 1, 2002.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         WESTPORT RESOURCES CORPORATION

                               TABLE OF CONTENTS

                                                                         PAGE
                                                                         ----
  PART I -- FINANCIAL INFORMATION......................................    2
Item 1.    Financial Statements........................................    2
           Consolidated Balance Sheets as of March 31, 2002 (unaudited)
           and December 31, 2001.......................................    2
           Consolidated Statements of Operations for the three months
           ended March 31, 2002 and 2001 (unaudited)...................    3
           Consolidated Statements of Cash Flows for the three months
           ended March 31, 2002 and 2001 (unaudited)...................    4
           Notes to Consolidated Financial Statements..................    5
Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations...................................   17
Item 3.    Quantitative and Qualitative Disclosures about Market
           Risk........................................................   24

  PART II -- OTHER INFORMATION.........................................   25
Item 1.    Legal Proceedings...........................................   25
Item 2.    Changes in Securities and Use of Proceeds...................   25
Item 3.    Defaults Upon Senior Securities.............................   25
Item 4.    Submission of Matters to a Vote of Security Holders.........   25
Item 5.    Other Information...........................................   25
Item 6.    Exhibits and Reports on Form 8-K............................   25
  Signatures...........................................................   27

                        PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                         WESTPORT RESOURCES CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                                                                MARCH 31,          DECEMBER 31,
                                                                  2002                 2001
                                                              -------------       --------------
                                                               (UNAUDITED)
                                                              (IN THOUSANDS, EXCEPT SHARE DATA)
                                             ASSETS
Current Assets:
  Cash and cash equivalents.................................    $   37,967          $   27,584
Accounts receivable, net....................................        40,300              61,808
  Derivative assets.........................................         2,009               7,832
  Prepaid expenses..........................................         7,991               5,474
                                                                ----------          ----------
        Total current assets................................        88,267             102,698
                                                                ----------          ----------
Property and equipment, at cost:
  Oil and natural gas properties, successful efforts method:
    Proved properties.......................................     1,507,674           1,446,331
    Unproved properties.....................................       108,149             105,539
                                                                ----------          ----------
                                                                 1,615,823           1,551,870
Less accumulated depletion, depreciation and amortization...      (328,112)           (280,737)
                                                                ----------          ----------
        Net oil and gas properties..........................     1,287,711           1,271,133
                                                                ----------          ----------
Building and other office furniture and equipment...........         8,643               8,099
Less accumulated depreciation...............................        (3,253)             (3,028)
                                                                ----------          ----------
        Net building and other office furniture and
        equipment...........................................         5,390               5,071
                                                                ----------          ----------
Other assets:
  Long-term derivative assets...............................         1,632                 612
  Goodwill..................................................       214,844             214,844
  Other assets..............................................         9,576               9,858
                                                                ----------          ----------
        Total other assets..................................       226,052             225,314
                                                                ----------          ----------
        Total assets........................................    $1,607,420          $1,604,216
                                                                ==========          ==========
                              LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable..........................................    $   34,393          $   47,901
  Accrued expenses..........................................        28,550              30,294
  Ad valorem taxes payable..................................         8,131               6,930
  Derivative liabilities....................................        17,613               3,289
  Income taxes payable......................................           564                 550
  Other current liabilities.................................            --                 369
                                                                ----------          ----------
        Total current liabilities...........................        89,251              89,333
                                                                ----------          ----------
Long-term debt..............................................       471,915             429,224
Deferred income taxes.......................................       141,077             158,005
Long term derivative liabilities............................        11,607               5,956
Other liabilities...........................................         1,568               1,402
                                                                ----------          ----------
        Total liabilities...................................       715,418             683,920
                                                                ----------          ----------
Stockholders' equity:
  6 1/2% Convertible preferred stock, $.01 par value;
    10,000,000 shares authorized; 2,930,000 issued and
    outstanding at March 31, 2002 and December 31, 2001,
    respectively............................................            29                  29
  Common stock, $0.01 par value; 70,000,000 authorized;
    52,121,373 and 52,092,691 shares issued and outstanding
    at March 31, 2002 and, December 31, 2001,
    respectively............................................           521                 521
  Additional paid-in capital................................       880,306             877,960
  Treasury stock-at cost; 30,000 shares at March 31, 2002
    and December 31, 2001, respectively.....................          (408)               (408)
  Retained earnings.........................................        12,666              33,330
  Accumulated other comprehensive income....................        (1,112)              8,864
                                                                ----------          ----------
        Total stockholders' equity..........................       892,002             920,296
                                                                ----------          ----------
        Total liabilities and stockholders' equity..........    $1,607,420          $1,604,216
                                                                ==========          ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                         WESTPORT RESOURCES CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                FOR THE THREE MONTHS
                                                                   ENDED MARCH 31,
                                                              -------------------------
                                                                 2002          2001
                                                              -----------   -----------
                                                              (IN THOUSANDS, EXCEPT PER
                                                                   SHARE AMOUNTS)
                                                                     (UNAUDITED)
Operating revenues:
  Oil and natural gas sales.................................    $ 77,012      $ 96,655
  Hedge settlements.........................................       3,935        (1,725)
  Commodity price risk management activities:
     Non-hedge settlements..................................       1,084            76
     Non-hedge change in fair value of derivatives..........      (9,253)        2,097
                                                                --------      --------
          Net revenues......................................      72,778        97,103
                                                                --------      --------
Operating costs and expenses:
  Lease operating expenses..................................      19,675        10,473
  Production taxes..........................................       5,865         3,518
  Transportation costs......................................       2,652         1,395
  Exploration...............................................      10,342         2,611
  Depletion, depreciation and amortization..................      47,589        20,241
  Impairment of unproved properties.........................         959         1,004
  Stock compensation expense................................       1,881           545
  General and administrative................................       5,934         3,522
                                                                --------      --------
          Total operating expenses..........................      94,897        43,309
                                                                --------      --------
          Operating income (loss)...........................     (22,119)       53,794
                                                                --------      --------
Other income (expense):
  Interest expense..........................................      (8,371)         (290)
  Interest income...........................................          80           363
  Change in fair value of interest rate swap................         226          (322)
  Other.....................................................        (482)           48
                                                                --------      --------
Income (loss) before income taxes...........................     (30,666)       53,593
Benefit (provision) for income taxes:
  Current...................................................          --        (1,277)
  Deferred..................................................      11,193       (18,284)
                                                                --------      --------
          Total benefit (provision) for income taxes........      11,193       (19,561)
                                                                --------      --------
  Net income (loss).........................................     (19,473)       34,032
Preferred stock dividends...................................       1,190            --
                                                                --------      --------
Net income (loss) available to common stockholders..........    $(20,663)     $ 34,032
                                                                ========      ========
Weighted average number of common shares outstanding:
  Basic.....................................................      52,081        38,436
                                                                ========      ========
  Diluted...................................................      52,081        39,250
                                                                ========      ========
Net income (loss) per common share:
  Basic.....................................................    $   (.40)     $    .89
                                                                ========      ========
  Diluted...................................................    $   (.40)     $    .87
                                                                ========      ========

  The accompanying notes are an integral part of these consolidated financial statements.

                         WESTPORT RESOURCES CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                              FOR THE THREE MONTHS
                                                                 ENDED MARCH 31,
                                                              ---------------------
                                                                2002        2001
                                                              ---------   ---------
                                                                 (IN THOUSANDS)
                                                                   (UNAUDITED)
Cash flows from operating activities:
  Net income (loss).........................................  $(19,473)   $ 34,032
  Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
    Depletion, depreciation and amortization................    47,589      20,241
    Exploratory dry hole costs..............................     4,781       1,201
    Impairment of unproved properties.......................       959       1,004
    Deferred income taxes...................................   (11,193)     18,284
    Stock compensation expense..............................     1,881         545
    Change in fair value of derivatives.....................     9,027      (1,102)
    Amortization of derivative liabilities..................    (2,668)         --
    Amortization of deferred financing fees.................       262          --
    Changes in assets and liabilities, net of effects of
     acquisitions:
      Decrease in accounts receivable.......................    21,705       4,113
      Increase in prepaid expenses..........................    (2,554)     (1,079)
      Increase (decrease) in accounts payable...............   (13,851)        976
      Increase in ad valorem taxes payable..................       816       1,888
      Increase (decrease) in income taxes payable...........       (44)        977
      Increase (decrease) in accrued expenses...............     3,928      (6,860)
      Decrease in other liabilities.........................       (65)         (2)
                                                              --------    --------
Net cash provided by operating activities...................    41,100      74,218
                                                              --------    --------
Cash flows from investing activities:
  Additions to property and equipment.......................   (37,024)    (20,196)
  Proceeds from sales of assets.............................       147          --
  Acquisitions of oil and gas properties....................   (37,981)       (611)
  Other.....................................................       (27)         --
                                                              --------    --------
Net cash used in investing activities.......................   (74,885)    (20,807)
                                                              --------    --------
Cash flows from financing activities:
  Proceeds from issuance of common stock....................       393          --
  Proceeds from issuance of long-term debt..................    45,000          --
  Preferred stock dividends paid............................    (1,190)         --
  Financing fees............................................       (35)         --
                                                              --------    --------
Net cash provided by financing activities...................    44,168          --
                                                              --------    --------
Net increase in cash and cash equivalents...................    10,383      53,411
Cash and cash equivalents, beginning of period..............    27,584      20,154
                                                              --------    --------
Cash and cash equivalents, end of period....................  $ 37,967    $ 73,565
                                                              ========    ========
Supplemental cash flow information:
  Cash paid for interest....................................  $  5,830    $    113
                                                              ========    ========
  Cash paid for income taxes................................  $     44    $    300
                                                              ========    ========

  The accompanying notes are an integral part of these consolidated financial statements.

                         WESTPORT RESOURCES CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1.  ORGANIZATION AND NATURE OF BUSINESS

     On August 21, 2001, the stockholders of each of Westport Resources Corporation, a Delaware corporation ("Old Westport"), and Belco Oil & Gas Corp., a Nevada corporation ("Belco"), approved the Agreement and Plan of Merger dated as of June 8, 2001 (the "Merger Agreement"), between Belco and Old Westport. Pursuant to the Merger Agreement, Old Westport was merged with and into Belco (the "Merger"), with Belco surviving as the legal entity and changing its name to Westport Resources Corporation (the "Company" or "Westport"). The merger of Old Westport into Belco was accounted for as a purchase transaction for financial accounting purposes. Because former Old Westport stockholders owned a majority of the outstanding Westport common stock immediately after the Merger, the Merger is accounted for as a reverse acquisition in which Old Westport is the purchaser of Belco. Business activities of the Company include the exploration for and production of oil and natural gas, primarily in the Gulf of Mexico, the Rocky Mountains, the Gulf Coast and the West Texas/Mid-Continent area.

2.  UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

     In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring items) necessary to present fairly the financial position of the Company as of March 31, 2002 and the results of its operations and cash flows for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. Management believes the disclosures made are adequate to ensure that the information is not misleading, and suggests that these financial statements be read in conjunction with the Company's December 31, 2001 audited financial statements set forth in the Company's Form 10-K.

3.  DEBT

  REVOLVING CREDIT FACILITY

     The Company entered into a new credit facility (the "Revolving Credit Facility") with a syndicate of banks upon closing of the Merger, which was subsequently amended on November 5, 2001. The Revolving Credit Facility, as amended, provides for a maximum committed amount of $500 million and a borrowing base of approximately $400 million as of March 31, 2002. The facility matures on July 1, 2005. Advances under the Revolving Credit Facility are in the form of either an ABR loan or a Eurodollar loan.

     The interest on an ABR loan is a fluctuating rate based upon the highest of: (1) the rate of interest announced by JP Morgan Chase Bank, formerly known as The Chase Manhattan Bank, as its prime rate; (2) the secondary market rate for three month certificates of deposits plus 1%; and (3) the Federal funds effective rate plus 0.5%, plus in each case a margin of 0% to 1.25% based upon the ratio of total debt to EBITDAX. The interest on a Eurodollar loan is a fluctuating rate based upon the rate at which Eurodollar deposits in the London interbank market are quoted plus a margin of .125% to 1.50% based upon the ratio of total debt to EBITDAX.

     As of March 31, 2002, the Company had borrowings of $80 million outstanding with a weighted average interest rate of 3.30%, outstanding letters of credit issued of approximately $3.8 million and available unused borrowing capacity of approximately $316.2 million under the Revolving Credit Facility.

                         WESTPORT RESOURCES CORPORATION

  8 7/8% SENIOR SUBORDINATED NOTES DUE 2007

     In connection with the Merger, the Company assumed $147 million face amount of Belco's 8 7/8% Senior Subordinated Notes due 2007. On November 1, 2001, approximately $24.3 million face amount of the notes was tendered to the Company pursuant to the change of control provisions of the related indenture. The tender price was equal to 101% of the principal amount of each note plus accrued and unpaid interest as of October 29, 2001. Including the premium and accrued interest, the total amount paid was $24.8 million. The Company used borrowings under its Revolving Credit Facility to fund the repayment. No gain or loss was recorded in connection with the redemption as the fair value of the 8 7/8% Senior Subordinated Notes recorded in connection with the Merger was equal to the redemption cost.

  8 1/4% SENIOR SUBORDINATED NOTES DUE 2011

     On November 5, 2001, the Company completed the private placement of $275 million of 8 1/4% Senior Subordinated Notes due 2011 pursuant to Rule 144A under the Securities Act of 1933, as amended. The notes are non-callable until November 1, 2006, when the Company has the right to redeem them for 104.125% of the face value, declining thereafter to face value in 2009. Proceeds of approximately $268 million, net of underwriting discounts, were used to reduce outstanding indebtedness under the Revolving Credit Facility. On March 14, 2002, the Company completed the exchange of these notes for new notes with substantially identical terms, except that the new notes are generally freely tradeable.

  INTEREST RATE SWAPS-HEDGES

     On November 21, 2001, the Company entered into two separate interest rate swaps to hedge the fair value of a portion of the 8 7/8% Senior Subordinated Notes and 8 1/4% Senior Subordinated Notes. The swap on the 8 7/8% Senior Subordinated Notes has a notional amount of $122.7 million and an expiration date of September 15, 2007. Under this swap agreement, the Company pays the counterparty a variable rate (LIBOR +3.44%) and receives a fixed rate (8 7/8%). Beginning on September 15, 2002 the counterparty has the option to terminate the swap early on any date subject to an early termination fee ranging from 4.438% at September 15, 2002 to 0% on or after September 15, 2005. The early termination dates and fees mirror the prepayment terms and prepayment penalties included in the indenture related to the 8 7/8% Senior Subordinated Notes. The swap on the 8 1/4% Senior Subordinated Notes has a notional amount of $100.0 million and an expiration date of November 1, 2011. Under the swap agreement, the Company pays the counterparty a variable rate (LIBOR +2.42%) and receives a fixed rate (8 1/4%). Beginning on November 1, 2006 the counterparty has the option to terminate the swap on any date beginning on November 1, 2006, subject to an early termination fee ranging from $4.125 million at November 1, 2006 to $0 on or after November 1, 2009. The early termination dates and fees mirror the prepayment terms and prepayment penalties included in the indenture related to the 8 1/4% Senior Subordinated Notes.

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

4.  COMMODITY DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

     The Company periodically enters into commodity price risk management ("CPRM") transactions to manage its exposure to oil and gas price volatility. CPRM transactions may take the form of futures contracts, swaps or options. All CPRM transactions are accounted for in accordance with requirements of SFAS No. 133 which the Company adopted on January 1, 2001. Accordingly, unrealized gains and losses related to

                         WESTPORT RESOURCES CORPORATION
the change in fair market value of derivative contracts which qualify and are designated as cash flow hedges are recorded as other comprehensive income or loss and such amounts are reclassified to oil and gas sales revenues as the associated production occurs. Derivative contracts that do not qualify for hedge accounting treatment are recorded as derivative assets and liabilities at market value in the consolidated balance sheet, and the associated unrealized gains and losses are recorded as current income or expense in the consolidated statement of operations. While such derivative contracts do not qualify for hedge accounting, management believes these contracts can be utilized as an effective component of CPRM activities.

     Upon adoption of SFAS No. 133 on January 1, 2001, the Company recorded a derivative liability of approximately $4.7 million for the fair market value of its derivative instruments designated as cash flow hedges and a corresponding loss of approximately $3.1 million (net of tax effect of $1.6 million) as a cumulative effect of a change in accounting principle in other comprehensive income. For the three months ended March 31, 2002, the Company reclassified approximately $3.9 million of hedging gains from accumulated other comprehensive income to oil and gas sales revenues. The hedging gains reclassified to revenues include realized gains of $1.5 million.

     For the three months ended March 31, 2002, the Company recorded non-hedge CPRM settlements of $1.1 million and an unrealized change in fair value of non-hedge derivatives of ($9.3) million. The non-hedge CPRM settlements include realized gains of $0.9 million.

     The Company recognized increases in oil and natural gas revenues of $3.9 million and $1.7 million from settled hedging agreements for the three months ended March 31, 2002 and 2001, respectively.

     As of March 31, 2002, the Company had approximately 2.7 Mbbls of oil and
18.0 Bcf of natural gas subject to CPRM contracts for the remainder of 2002. The 2002 contracts have weighted average floor prices of $21.99 per barrel and $2.91 per Mmbtu, with weighted average ceiling prices of $24.80 per barrel and $3.10 per Mmbtu, respectively. The Company has approximately 2.2 Mbbls of oil and 4.6 Bcf of natural gas subject to CPRM contracts for 2003. The 2003 contracts have weighted average floor prices of $21.45 per barrel and $3.20 per Mmbtu, with weighted average ceiling prices of $23.08 per barrel and $5.30 per Mmbtu, respectively. The contracts discussed above represent both the Company's hedge and non-hedge positions as of March 31, 2002.

     The summary tables below provide details about the volumes and prices of all open CPRM, hedge and non-hedge commitments, as of March 31, 2002.

                                                               2002     2003
                                                              ------   ------
HEDGES
  GAS
     Price Swaps Sold-receive fixed price (thousand
      Mmbtu)(1).............................................   6,944       --
       Average price, per Mmbtu.............................  $ 2.96       --
     Collars Sold (thousand Mmbtu)(2).......................   4,590      913
       Average floor price, per Mmbtu.......................  $ 2.53   $ 3.00
       Average ceiling price, per Mmbtu.....................  $ 3.10   $ 6.50
     Puts Purchased (thousand Mmbtu)(3).....................   2,750       --
       Average price, per Mmbtu.............................  $ 3.13       --

                         WESTPORT RESOURCES CORPORATION

                                                               2002     2003
                                                              ------   ------
  OIL
     Price Swaps Sold-receive fixed price (Mbbls)(1)........     495      785
       Average price, per bbl...............................  $20.51   $20.98
     Collars Sold (Mbbls)(2)................................     165       --
       Average floor price, per bbl.........................  $19.82       --
       Average ceiling price, per bbl.......................  $25.93       --
NON-HEDGES
  GAS
     Calls Sold (thousand Mmbtu)(3).........................   1,925       --
       Average price, per Mmbtu.............................  $ 3.27       --
     Three-way Collars (Mmbtu)(2)(4)........................   1,800    3,650
       Three-way average floor price, per Mmbtu.............  $ 2.40   $ 2.50
       Average floor price, per Mmbtu.......................  $ 3.00   $ 3.25
       Average ceiling price, per Mmbtu.....................  $ 3.40   $ 5.00
  OIL
     Calls Sold (Mbbls)(3)..................................     135       --
       Average price, per bbl...............................  $22.00       --
     Price Swaps Sold-receive fixed price (Mbbls)(1)........     225      300
       Average price, per bbl...............................  $18.86   $18.86
     Three-way Collars (Mbbls)(2)(4)........................   1,645    1,095
       Three-way average floor price, per bbl...............  $18.92   $18.43
       Average floor price, per bbl.........................  $23.09   $22.50
       Average ceiling price, per bbl.......................  $27.02   $25.73

---------------

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

(4) Three-way collars are settled as described in footnote (2) above, with the following exception: if the NYMEX Reference Price falls below the three-way floor price, the average floor price is adjusted by the amount by which the NYMEX Reference Price is below the three-way floor price. For example on a three-way oil collar, if the NYMEX Reference Price is $18.00 per Bbl during the term of the 2002 three-way collars, then the average floor price would be $22.17 per Bbl.

                         WESTPORT RESOURCES CORPORATION

5.  ACCUMULATED OTHER COMPREHENSIVE INCOME

     The Company follows SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for reporting comprehensive income. In addition to net income, comprehensive income includes all changes in equity during a period, except those resulting from investments and distributions to the owners of the Company. The components of other comprehensive income for the three months ended March 31, 2002 are as follows (in thousands):

                                                   THREE MONTHS ENDED   THREE MONTHS ENDED
                                                     MARCH 31, 2002       MARCH 31, 2001
                                                   ------------------   ------------------
Net income (loss)................................       $(20,663)            $34,032
Other comprehensive income
  Cumulative effect of change in accounting
     principle...................................         (3,100)             (3,100)
  Change in fair value of derivative hedging
     instruments.................................          5,814               4,091
  Enron non-cash settlements reclassified to
     income......................................            369                  --
  Hedge settlements reclassified to income.......         (4,195)             (1,095)
                                                        --------             -------
     Other comprehensive income..................         (1,112)               (104)
Comprehensive income (loss)......................       $(21,775)            $33,928

6.  RECENT ACCOUNTING PRONOUNCEMENTS

     In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets," which addresses, among other things, the financial accounting and reporting for goodwill subsequent to an acquisition. The new standard eliminates the requirement to amortize acquired goodwill; instead, such goodwill is to be reviewed at least annually for impairment. The effective date of this statement is January 1, 2002. The impact of the adoption and implementation of SFAS 142 on the Company's financial statements has not been determined, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.

     In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires entities to record the fair value of liabilities for retirement obligations of acquired assets. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The Company adopted SFAS No. 143 on January 1, 2003, but has not yet quantified the effects of adopting SFAS No. 143 on its financial position or results of operations.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 144 establishes a single accounting model for long-lived assets to be disposed of by sale and requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Company adopted SFAS No. 144 on January 1, 2002. The adoption of SFAS No. 144 did not have an effect on the Company's financial position or results of operations.

7.  SEGMENT INFORMATION

     The Company operates in three geographic divisions: Northern, which manages properties in the Rocky Mountain region; Southern, which manages properties in the West Texas/Mid-Continent area and the onshore Gulf Coast regions; and Gulf of Mexico, which manages the offshore properties. All three areas are engaged in the production, development, acquisition and exploration of oil and natural gas properties. The Company evaluates segment performance based on the profit or loss from operations before income taxes.

                         WESTPORT RESOURCES CORPORATION

Corporate general and administrative expenses are unallocated. Consolidated and segment financial information is as follows:

                                            FOR THE THREE MONTHS ENDED MARCH 31,
                                -------------------------------------------------------------
                                                      GULF OF    CORPORATE AND
                                NORTHERN   SOUTHERN    MEXICO     UNALLOCATED    CONSOLIDATED
                                --------   --------   --------   -------------   ------------
                                                       (IN THOUSANDS)
2002
Revenues(1)...................  $25,303    $29,838    $ 21,871      $(4,234)       $ 72,778
DD&A..........................   11,071     19,773      16,637          108          47,589
Profit (loss).................    1,132     (6,401)    (10,627)      (6,224)        (22,120)
Expenditures for assets,
  net.........................   47,194      9,005      18,441          365          75,005
2001
Revenues(1)...................   27,225     13,578      55,852          448          97,103
DD&A..........................    3,865      2,219      14,072           85          20,241
Profit (loss).................   13,652      8,137      33,801       (1,796)         53,794
Expenditures for assets,
  net.........................    2,752      2,732      15,076          247          20,807

---------------

(1) Corporate and unallocated revenues consist of non-hedge and hedge settlements, and non-hedge change in fair value of derivatives.

8.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF SUBSIDIARY GUARANTORS

     On November 5, 2001 the Company completed a private placement of the 8 1/4% Senior Subordinated Notes due 2011, which were subsequently exchanged on March 14, 2002 for new notes with substantially identical terms (see Note 3). The
8 1/4% Senior Subordinated Notes are fully and unconditionally guaranteed, jointly and severally, on a senior subordinated unsecured basis by the following wholly-owned subsidiaries of Westport: Westport Finance Co., Jerry Chambers Exploration Company, Westport Argentina LLC, Westport Canada LLC, Westport Oil and Gas Company, L.P., Westport Overriding Royalty LLC, WHG, Inc. and WHL, Inc. (collectively, the "Subsidiary Guarantors"). The guarantees of the Subsidiary Guarantors are subordinated to senior debt of the Subsidiary Guarantors. The only existing subsidiary of Westport that has not guaranteed the 8 1/4% Senior Subordinated Notes is Horse Creek Trading and Compression LLC, which is minor for purposes of the Securities and Exchange Commission's rules regarding presentation of the condensed consolidating financial statements below. As such, the financial position, results of operations, and related cash flow information of Horse Creek have been included in the Subsidiary Guarantor column.

     Presented below are condensed consolidating financial statements for Westport and the Subsidiary Guarantors.

                         WESTPORT RESOURCES CORPORATION

                     CONDENSED CONSOLIDATING BALANCE SHEET
                                 MARCH 31, 2002

                                                          PARENT    SUBSIDIARY
                                                         COMPANY    GUARANTORS   ELIMINATIONS   CONSOLIDATED
                                                         --------   ----------   ------------   ------------
                                                                           (IN THOUSANDS)
                                                   ASSETS
Current Assets:
  Cash and cash equivalents............................  $ 10,699   $   27,268    $      --      $   37,967
  Accounts receivable, net.............................    12,904       27,396           --          40,300
  Intercompany receivable..............................   436,448           --     (436,448)             --
  Derivative assets....................................     2,009           --           --           2,009
  Prepaid expenses.....................................     1,873        6,118           --           7,991
                                                         --------   ----------    ---------      ----------
         Total current assets..........................   463,933       60,782     (436,448)         88,267
                                                         --------   ----------    ---------      ----------
Property and equipment, at cost:
  Oil and gas properties, successful efforts method:
    Proved properties..................................   293,941    1,213,733           --       1,507,674
    Unproved properties................................    25,947       82,202           --         108,149
  Building and other office furniture and equipment....       593        8,050           --           8,643
                                                         --------   ----------    ---------      ----------
                                                          320,481    1,303,985           --       1,624,466
  Less accumulated depletion, depreciation and
    amortization.......................................   (91,687)    (239,678)          --        (331,365)
                                                         --------   ----------    ---------      ----------
         Net property and equipment....................   228,794    1,064,307           --       1,293,101
                                                         --------   ----------    ---------      ----------
Other Assets:
  Long-term derivative assets..........................     1,632           --           --           1,632
  Goodwill.............................................        --      214,844           --         214,844
  Other assets.........................................     9,520           56           --           9,576
                                                         --------   ----------    ---------      ----------
         Total other assets............................    11,152      214,900           --         226,052
                                                         --------   ----------    ---------      ----------
         Total assets..................................  $703,879   $1,339,989    $(436,448)     $1,607,420
                                                         ========   ==========    =========      ==========

                                    LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable.....................................  $  5,916   $   28,477    $      --      $   34,393
  Accrued expenses.....................................    17,599       10,951           --          28,550
  Ad valorem taxes payable.............................        47        8,084           --           8,131
  Intercompany payable.................................        --      436,448     (436,448)             --
  Derivative liabilities...............................    16,881          732           --          17,613
  Income taxes payable.................................      (203)         767           --             564
  Other liabilities....................................        --           --           --              --
                                                         --------   ----------    ---------      ----------
         Total current liabilities.....................    40,240      485,459     (436,448)         89,251
                                                         --------   ----------    ---------      ----------
Long-term debt.........................................   351,437      120,478           --         471,915
Deferred income taxes..................................    19,963      121,114           --         141,077
Long-term derivative liabilities.......................     8,470        3,137           --          11,607
Other liabilities......................................        --        1,568           --           1,568
                                                         --------   ----------    ---------      ----------
         Total liabilities.............................   420,110      731,756     (436,448)        715,418
                                                         --------   ----------    ---------      ----------
Stockholders' equity
  Preferred stock......................................        --           29           --              29
  Common stock.........................................       385          139           (3)            521
  Additional paid-in capital...........................   277,896      602,407            3         880,306
  Treasury stock.......................................      (408)          --           --            (408)
  Retained earnings....................................     7,008        5,658           --          12,666
  Accumulated other comprehensive income...............    (1,112)          --           --          (1,112)
                                                         --------   ----------    ---------      ----------
         Total stockholders' equity....................   283,769      608,233           --         892,002
                                                         --------   ----------    ---------      ----------
         Total liabilities and stockholders' equity....  $703,879   $1,339,989    $(436,448)     $1,607,420
                                                         ========   ==========    =========      ==========

                         WESTPORT RESOURCES CORPORATION

                CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                   FOR THE THREE MONTHS ENDED MARCH 31, 2002

                                                   PARENT    SUBSIDIARY
                                                  COMPANY    GUARANTORS   ELIMINATIONS   CONSOLIDATED
                                                  --------   ----------   ------------   ------------
                                                                    (IN THOUSANDS)
Operating revenues:
  Oil and natural gas sales.....................  $ 10,577    $ 66,435       $  --         $ 77,012
  Hedge settlements.............................     3,935          --          --            3,935
  Non-hedge settlements.........................     1,084          --          --            1,084
  Non-hedge change in fair value of
     derivatives................................    (9,253)         --          --           (9,253)
                                                  --------    --------       -----         --------
          Net revenues..........................     6,343      66,435          --           72,778
                                                  --------    --------       -----         --------
Operating expenses:
  Lease operating expense.......................     2,301      17,374          --           19,675
  Production taxes..............................         2       5,863          --            5,865
  Transportation costs..........................       (28)      2,680          --            2,652
  Exploration...................................     5,143       5,199          --           10,342
  Depletion, depreciation and amortization......     8,671      38,918          --           47,589
  Impairment of proved properties...............        --          --          --               --
  Impairment of unproved properties.............        --         959          --              959
  Stock compensation expense....................     1,881          --          --            1,881
  General and administrative....................     1,586       4,348          --            5,934
                                                  --------    --------       -----         --------
          Total operating expenses..............    19,556      75,341          --           94,897
                                                  --------    --------       -----         --------
          Operating income......................   (13,213)     (8,906)         --          (22,119)
                                                  --------    --------       -----         --------
Other income (expense):
  Interest expense..............................    (5,504)     (2,867)         --           (8,371)
  Interest income...............................        35          45          --               80
  Change in interest rate swap fair value.......        --         226          --              226
  Other.........................................      (769)        287          --             (482)
                                                  --------    --------       -----         --------
Income (loss) before income taxes...............   (19,451)    (11,215)         --          (30,666)
                                                  --------    --------       -----         --------
Provision for income taxes:
  Current.......................................        --          --          --               --
  Deferred......................................     7,100       4,093          --           11,193
                                                  --------    --------       -----         --------
          Total provision for income taxes......     7,100       4,093          --           11,193
Net income (loss)...............................   (12,351)     (7,122)         --          (19,473)
                                                  --------    --------       -----         --------
Preferred stock dividends.......................     1,190          --          --            1,190
                                                  --------    --------       -----         --------
Net income (loss) available to common stock.....  $(13,541)   $ (7,122)      $  --         $(20,663)
                                                  ========    ========       =====         ========

                         WESTPORT RESOURCES CORPORATION

                CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                   FOR THE THREE MONTHS ENDED MARCH 31, 2002

                                                          PARENT    SUBSIDIARY
                                                         COMPANY    GUARANTORS   ELIMINATIONS   CONSOLIDATED
                                                         --------   ----------   ------------   ------------
                                                                           (IN THOUSANDS)
Cash flows from operating activities:
  Net income (loss)....................................  $(12,351)   $ (7,122)     $     --       $(19,473)
  Adjustments to reconcile net income (loss) to net
    cash provided by operating activities:
    Depletion, depreciation and amortization...........     8,670      38,919            --         47,589
    Exploration dry hole costs.........................        14       4,767            --          4,781
    Impairment of proved properties....................        --         959            --            959
    Deferred income taxes..............................    (7,100)     (4,093)           --        (11,193)
    Stock compensation expense.........................     1,881          --            --          1,881
    Change in derivative fair value of derivatives.....    19,222     (10,195)           --          9,027
    Amortization of derivative liabilities.............    (2,668)         --            --         (2,668)
    Amortization of deferred financing fees............       344         (82)           --            262
    Changes in asset and liabilities, net of effects of
      acquisitions:
      Decrease (increase) in accounts receivable.......     5,783      15,922            --         21,705
      Decrease in prepaid expenses.....................       237      (2,791)           --         (2,554)
      Increase (decrease) in accounts payable..........    (7,856)     (5,995)           --        (13,851)
      Decrease in ad valorem taxes payable.............        47         769            --            816
      Increase in income taxes payable.................        --         (44)           --            (44)
      Increase (decrease) in accrued expenses..........     6,086      (2,158)           --          3,928
      Decrease in other liabilities....................        --         (65)           --            (65)
                                                         --------    --------      --------       --------
         Net cash provided by operating activities.....    12,309      28,791            --         41,100
                                                         --------    --------      --------       --------
Cash flows from investing activities:
  Additions to property and equipment..................   (10,298)    (26,726)           --        (37,024)
  Proceeds from sales of assets........................        --         147            --            147
  Increase in intercompany receivable..................   (49,284)         --        49,284             --
  Other acquisitions...................................        --     (37,981)           --        (37,981)
  Other................................................        --         (27)           --            (27)
                                                         --------    --------      --------       --------
         Net cash used in investing activities.........   (59,582)    (64,587)       49,284        (74,885)
                                                         --------    --------      --------       --------
Cash flows from financing activities:
  Proceeds from issuance of common stock...............       393          --            --            393
  Proceeds from issuance of long-term debt.............    45,000          --            --         45,000
  Preferred stock dividend.............................    (1,190)         --            --         (1,190)
  Financing fees.......................................       (35)         --            --            (35)
  Increase in intercompany payable.....................        --      49,284       (49,284)            --
                                                         --------    --------      --------       --------
         Net cash provided by (used in) financing
           activities..................................    44,168      49,284       (49,284)        44,168
                                                         --------    --------      --------       --------
Net increase in cash and cash equivalents..............    (3,105)     13,488            --         10,383
Cash and cash equivalents, beginning of year...........    13,804      13,780            --         27,584
                                                         --------    --------      --------       --------
Cash and cash equivalents, end of year.................  $ 10,699    $ 27,268      $     --       $ 37,967
                                                         ========    ========      ========       ========

                         WESTPORT RESOURCES CORPORATION

                     CONDENSED CONSOLIDATING BALANCE SHEET
                               DECEMBER 31, 2001

                                                          PARENT    SUBSIDIARY
                                                         COMPANY    GUARANTORS   ELIMINATIONS   CONSOLIDATED
                                                         --------   ----------   ------------   ------------
                                                                           (IN THOUSANDS)
                                                   ASSETS
Current Assets:
  Cash and cash equivalents............................  $ 13,804   $   13,780    $      --      $   27,584
  Accounts receivable, net.............................    18,687       43,121           --          61,808
  Intercompany receivable..............................   387,164           --     (387,164)             --
  Derivative assets....................................        --        7,832           --           7,832
  Prepaid expenses.....................................     2,110        3,364           --           5,474
                                                         --------   ----------    ---------      ----------
         Total current assets..........................   421,765       68,097     (387,164)        102,698
                                                         --------   ----------    ---------      ----------
Property and equipment, at cost:
  Oil and gas properties, successful efforts method:
    Proved properties..................................   281,868    1,164,463           --       1,446,331
    Unproved properties................................    23,978       81,561           --         105,539
  Building and other office furniture and equipment....       487        7,612           --           8,099
                                                         --------   ----------    ---------      ----------
                                                          306,333    1,253,636           --       1,559,969
  Less accumulated depletion, depreciation and
    amortization.......................................   (83,016)    (200,749)          --        (283,765)
                                                         --------   ----------    ---------      ----------
         Net property and equipment....................   223,317    1,052,887           --       1,276,204
                                                         --------   ----------    ---------      ----------
Other Assets:
  Long-term derivative assets..........................        --          612           --             612
  Goodwill.............................................        --      214,844           --         214,844
  Other assets.........................................     9,830           28           --           9,858
                                                         --------   ----------    ---------      ----------
         Total other assets............................     9,830      215,484           --         225,314
                                                         --------   ----------    ---------      ----------
         Total assets..................................  $654,912   $1,336,468    $(387,164)     $1,604,216
                                                         ========   ==========    =========      ==========

                                    LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable.....................................  $ 14,254   $   33,647    $      --      $   47,901
  Accrued expenses.....................................     7,648       22,646           --          30,294
  Ad valorem taxes payable.............................        --        6,930           --           6,930
  Intercompany payable.................................        --      387,164     (387,164)             --
  Derivative liabilities...............................        --        3,289           --           3,289
  Income taxes payable.................................      (131)         681           --             550
Other liabilities......................................        --          369           --             369
                                                         --------   ----------    ---------      ----------
         Total current liabilities.....................    21,771      454,726     (387,164)         89,333
                                                         --------   ----------    ---------      ----------
Long-term debt.........................................   307,147      122,077           --         429,224
Deferred income taxes..................................    27,063      130,942           --         158,005
Long-term derivative liabilities.......................     2,853        3,103           --           5,956
Other liabilities......................................        --        1,402           --           1,402
                                                         --------   ----------    ---------      ----------
         Total liabilities.............................   358,834      712,250     (387,164)        683,920
                                                         --------   ----------    ---------      ----------
Stockholders' equity:
  Preferred stock......................................        --           29           --              29
  Common stock.........................................       385          139           (3)            521
  Additional paid-in capital...........................   275,550      602,407            3         877,960
  Treasury stock.......................................      (408)          --           --            (408)
  Retained earnings....................................    20,551       12,779           --          33,330
  Accumulated other comprehensive income...............        --        8,864           --           8,864
                                                         --------   ----------    ---------      ----------
         Total stockholders' equity....................   296,078      624,218           --         920,296
                                                         --------   ----------    ---------      ----------
         Total liabilities and stockholders' equity....  $654,912   $1,336,468    $(387,164)     $1,604,216
                                                         ========   ==========    =========      ==========

                         WESTPORT RESOURCES CORPORATION

                CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                   FOR THE THREE MONTHS ENDED MARCH 31, 2001

                                                   PARENT    SUBSIDIARY
                                                   COMPANY   GUARANTORS   ELIMINATIONS   CONSOLIDATED
                                                   -------   ----------   ------------   ------------
                                                                     (IN THOUSANDS)
Operating revenues:
  Oil and natural gas sales......................  $36,530    $ 60,125       $  --         $ 96,655
  Hedge settlements..............................       --      (1,725)         --           (1,725)
  Non-hedge settlements..........................       --          76          --               76
  Non-hedge change in fair value of
     derivatives.................................       --       2,097          --            2,097
                                                   -------    --------       -----         --------
          Net revenues...........................   36,530      60,573          --           97,103
                                                   -------    --------       -----         --------
Operating expenses:
  Lease operating expense........................    1,760       8,713          --           10,473
  Production taxes...............................        5       3,513          --            3,518
  Transportation costs...........................      348       1,047          --            1,395
  Exploration....................................    2,327         284          --            2,611
  Depletion, depreciation and amortization.......   10,486       9,755          --           20,241
  Impairment of unproved properties..............      466         538          --            1,004
  Stock compensation expense.....................      545          --          --              545
  General and administrative.....................    1,953       1,569          --            3,522
                                                   -------    --------       -----         --------
          Total operating expenses...............   17,890      25,419          --           43,309
                                                   -------    --------       -----         --------
          Operating income.......................   18,640      35,154          --           53,794
                                                   -------    --------       -----         --------
Other income (expense):
  Interest expense...............................       --        (290)         --             (290)
  Interest income................................      195         168          --              363
  Change in interest rate swap fair value........       --        (322)         --             (322)
  Other..........................................       57          (9)         --               48
                                                   -------    --------       -----         --------
Income (loss) before income taxes................   18,892      34,701          --           53,593
                                                   -------    --------       -----         --------
Provision for income taxes:
  Current........................................       --      (1,277)         --           (1,277)
  Deferred.......................................   (6,896)    (11,388)         --          (18,284)
                                                   -------    --------       -----         --------
          Total provision for income taxes.......   (6,896)    (12,665)         --          (19,561)
Net income (loss)................................  $11,996    $ 22,036       $  --         $ 34,032
                                                   =======    ========       =====         ========

                         WESTPORT RESOURCES CORPORATION

                CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                   FOR THE THREE MONTHS ENDED MARCH 31, 2001

                                                          PARENT    SUBSIDIARY
                                                         COMPANY    GUARANTORS   ELIMINATIONS   CONSOLIDATED
                                                         --------   ----------   ------------   ------------
                                                                           (IN THOUSANDS)
Cash flows from operating activities:
  Net income (loss)....................................  $ 11,996    $ 22,036      $     --       $ 34,032
  Adjustments to reconcile net income (loss) to net
    cash provided by operating activities:
    Depletion, depreciation and amortization...........    10,486       9,755            --         20,241
    Exploration dry hole costs.........................     1,153          48            --          1,201
    Impairment of proved properties....................       466         538            --          1,004
    Deferred income taxes..............................     6,896      11,388            --         18,284
    Stock compensation expense.........................       545          --            --            545
    Change in derivative fair value of derivatives.....        --      (1,102)           --         (1,102)
    Changes in asset and liabilities, net of effects of
      acquisitions:
      Decrease (increase) in accounts receivable.......     2,532       1,581            --          4,113
      Decrease in prepaid expenses.....................      (799)       (280)           --         (1,079)
      Increase (decrease) in accounts payable..........     5,987      (5,011)           --            976
      Decrease in ad valorem taxes payable.............        --       1,888            --          1,888
      Increase in income taxes payable.................        --         977            --            977
      Increase (decrease) in accrued expenses..........    (1,867)     (4,993)           --         (6,860)
      Decrease in other liabilities....................        --          (2)           --             (2)
                                                         --------    --------      --------       --------
         Net cash provided by operating activities.....    37,395      36,823            --         74,218
                                                         --------    --------      --------       --------
Cash flows from investing activities:
  Additions to property and equipment..................   (11,383)     (8,813)           --        (20,196)
  Decrease in intercompany receivable..................    15,177          --       (15,177)            --
  Other acquisitions...................................        --        (611)           --           (611)
  Other................................................        --          --            --             --
                                                         --------    --------      --------       --------
         Net cash used in investing activities.........     3,794      (9,424)      (15,177)       (20,807)
                                                         --------    --------      --------       --------
Cash flows from financing activities:
  Proceeds from issuance of common stock...............        --          --            --             --
  Proceeds from issuance of long-term debt.............        --          --            --             --
  Preferred stock dividend.............................        --          --            --             --
  Financing fees.......................................        --          --            --             --
  Decrease in intercompany payable.....................        --     (15,177)       15,177             --
                                                         --------    --------      --------       --------
         Net cash provided by (used in) financing
           activities..................................        --     (15,177)       15,177             --
                                                         --------    --------      --------       --------
Net increase in cash and cash equivalents..............    41,189      12,222            --         53,411
Cash and cash equivalents, beginning of year...........    12,458       7,696            --         20,154
                                                         --------    --------      --------       --------
Cash and cash equivalents, end of year.................  $ 53,647    $ 19,918      $     --       $ 73,565
                                                         ========    ========      ========       ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     Our discussion and analysis of Westport's financial condition and results of operation are based upon consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Our significant accounting policies are described in Note 1 to our consolidated financial statements as set forth in our Form 10-K. In response to SEC Release No. 33-8040, "Cautionary Advice Regarding Disclosure About Critical Accounting Policies," we have identified certain of these policies as being of particular importance to the portrayal of our financial position and results of operations and which require the application of significant judgment by our management. We analyze our estimates, including those related to oil and gas revenues, oil and gas properties, fair value of derivative instruments, income taxes and contingencies and litigation, and base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of its consolidated financial statements:

     - Revenue Recognition. We follow the sales method of accounting for oil and natural gas revenues. Under this method, revenues are recognized based on actual volumes of oil and natural gas sold to purchasers.

     - Successful Efforts Accounting. We account for our oil and natural gas operations using the successful efforts method of accounting. Under this method, all costs associated with property acquisition, successful exploratory wells and all development wells are capitalized. Items charged to expense generally include geological and geophysical costs, costs of unsuccessful exploratory wells and oil and natural gas production costs. All of our oil and natural gas properties are located within the continental United States, the Gulf of Mexico and Canada.

     - Proved Reserve Estimates. Estimates of our proved reserves included in this report are prepared in accordance with GAAP and SEC guidelines. The accuracy of a reserve estimate is a function of:

      - the quality and quantity of available data;

      - the interpretation of that data;

      - the accuracy of various mandated economic assumptions; and

      - the judgment of the persons preparing the estimate.

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

     - Impairment of Proved Oil and Gas Properties. We review our long-lived proved properties to be held and used whenever management judges that events or circumstances indicate that the recorded carrying value of the properties may not be recoverable. Management assesses whether or not an impairment provision is necessary based upon management's outlook of future commodity prices and net cash flows that may be generated by the properties. Proved oil and gas properties are reviewed for impairment on a field-by-field basis, which is the lowest level at which depletion of proved properties is calculated.

     - Impairment of Unproved Oil and Gas Properties. Management periodically assesses individually significant unproved oil and gas properties for impairment, on a project-by-project basis. Management's assessment of the results of exploration activities, commodity price outlooks, planned future sales or expiration of all or a portion of such projects impact the amount and timing of impairment provisions.

     - Commodity Derivative Instruments and Hedging Activities. We periodically enter into commodity derivative contracts and fixed-price physical contracts to manage our exposure to oil and natural gas price volatility. We primarily utilize price swaps, futures contracts or collars, which are generally placed with major financial institutions or with counterparties of high credit quality that we believe are minimal credit risks. The oil and natural gas reference prices of these commodity derivatives contracts are based upon crude oil and natural gas futures which have a high degree of historical correlation with actual prices we receive. On January 1, 2001, we adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." Under SFAS No. 133 all derivative instruments are recorded on the balance sheet at fair value. Changes in the derivative's fair value are recognized currently in earnings unless specific hedge accounting criteria are met. For qualifying cash flow hedges, the gain or loss on the derivative is deferred in accumulated other comprehensive income (loss) to the extent the hedge is effective. For qualifying fair value hedges, the gain or loss on the derivative is offset by related results of the hedged item in the income statement. Gains and losses on hedging instruments included in accumulated other comprehensive income
       (loss) are reclassified to oil and natural gas sales revenue in the period that the related production is delivered. Derivative contracts that do not qualify for hedge accounting treatment are recorded as derivative assets and liabilities at market value in the consolidated balance sheet, and the associated unrealized gains and losses are recorded as current expense or income in the consolidated statement of operations. While such derivative contracts do not qualify for hedge accounting, management believes these contracts can be utilized as an effective component of CPRM activities.

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

     We assess our proved properties on a field-by-field basis for impairment, in accordance with the provisions of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long Lived Assets and for Long Lived Assets to be Disposed of," whenever events or circumstances indicate that the capitalized costs of oil and natural gas properties may not be recoverable. When making such assessments, we compare the expected undiscounted future net revenues on a field-by-field basis with the related net capitalized costs at the end of each year. When the net capitalized costs exceed the undiscounted future net revenues, the cost of the property is written down to "fair value," which is determined using discounted future net revenues based on escalated prices. Reserve categories used in the impairment analysis for all periods considered are categories of proven reserves and probable and possible reserves, which were risk adjusted based on our drilling plans and history of successfully developing those types of reserves. We periodically assess our unproved properties to determine if any such properties have been impaired. Such assessment is based on, among other things, the fair value of properties located in the same area as the unproved property and our intent to pursue additional exploration opportunities on such property.

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

MERGERS

     On August 21, 2001, the stockholders of Belco approved the Agreement and Plan of Merger, dated as of June 8, 2001, between Belco and Westport. Pursuant to the Merger Agreement, Old Westport was merged with and into Belco, with Belco surviving and changing its name to Westport Resources Corporation. The Merger was accounted for as a purchase transaction for financial accounting purposes. Because former Old Westport stockholders owned a majority of the outstanding Westport common stock immediately after the Merger, the Merger is accounted for as a reverse acquisition in which Old Westport is the purchaser of Belco.

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

RESULTS OF OPERATIONS

     As indicated above, the Merger was accounted for using purchase accounting with Old Westport as the surviving accounting entity. We began consolidating the results of Belco with the results of Old Westport as of the August 21, 2001 closing date.

     The following table sets forth certain operational data for the periods presented:

                                  SUMMARY DATA

                                                              FOR THE THREE MONTHS
                                                                 ENDED MARCH 31,
                                                              ---------------------
                                                                2002        2001
                                                              ---------   ---------
                                                                 (IN THOUSANDS)
Production
  Oil (Mbbls)...............................................     1,805         926
  Natural gas (Mmcf)........................................    20,078      10,529
  Mmcfe.....................................................    30,907      16,085
Average Daily Production
  Oil (Mbbls/d).............................................      20.1        10.3
  Natural gas (Mmcf/d)......................................     223.1       117.0
  Mmcfe/d...................................................     343.4       178.7
Average Prices
  Oil (per bbl).............................................   $ 18.32     $ 25.58
  Natural gas (per Mcf).....................................      2.19        6.93
Hedging effect (per Mcfe)...................................      0.13       (0.11)
Oil and natural gas sales...................................   $77,012     $96,655
Lease operating expense.....................................    19,675      10,473
  Per Mcfe..................................................      0.64        0.65
General and administrative costs............................     5,934       3,522
  Per Mcfe..................................................      0.19        0.22
Depletion, depreciation and amortization....................    47,589      20,241
  Per Mcfe..................................................      1.54        1.26

     The discussion below includes a comparison of our results of operations for the three months ended March 31, 2002 and 2001.

     Revenues. Oil and natural gas revenues for the three months ended March 31, 2002 decreased by $19.6 million, or 20%, from $96.6 million to $77.0 million, compared to the three months ended March 31, 2001. Production from the acquired Belco properties caused revenues to increase $34.0 million. The increase from the Belco properties was offset by a decrease from the Old Westport properties of $53.6 million resulting from decreases of 68% in realized natural gas prices and 28% in realized oil prices, excluding the effects of hedging. Production volumes increased 14.8 Bcfe from 16.1 Bcfe to 30.9 Bcfe. Acquired Belco properties accounted for 13.5 Bcfe of the increase. Production volumes also increased 2.3 Bcfe from recent discoveries in the Gulf of Mexico. The increases were partially offset by an interruption of service of the pipeline transporting gas from the West Cameron 180/198 complex. For the three months ended March 31, 2002, hedging transactions had the effect of increasing oil and natural gas revenues by $3.9 million, or $0.13 per Mcfe. For the three months ended March 31, 2001, hedging transactions had the effect of decreasing oil and natural gas revenues $1.7 million, or $0.11 per Mcfe.

     Commodity Price Risk Management Activities. The Company recorded a net loss of $9.3 million in the non-hedge change in fair value of derivatives, compared to a $2.1 million gain for the three months ended

March 31, 2001. Non-hedge settlements of derivatives for the three months ended March 31, 2002 increased $1.0 million from $0.1 million to $1.1 million, compared to the same period in 2001. The gains and losses relate to settlements of derivatives and changes in fair value on derivatives that under SFAS No. 133 do not qualify for hedge accounting.

     Lease Operating Expense. Lease operating expense for the three months ended March 31, 2002 increased by $9.2 million, or 88%, from $10.5 million to $19.7 million, compared to the same period in 2001. Lease operating expenses from the acquired Belco properties accounted for $9.0 million of the increase. On a per Mcfe basis, lease operating expense decreased from $0.65 to $0.64 in the 2001 and 2002 periods, respectively.

     Production Taxes. Production taxes for the three months ended March 31, 2002 increased by $2.3 million, or 67%, from $3.5 million to $5.9 million, compared to the same period in 2001. Production taxes on the acquired Belco properties accounted for $3.9 million of the increase. The increase from the Belco properties was partially offset by the decrease in oil and natural gas revenues. As a percent of oil and natural gas revenues (excluding the effects of hedges), production taxes increased from 3.6% to 7.6%. The increase in production taxes as a percent of revenue is primarily the result of the Belco acquisition, which increased the number of onshore properties that are subject to production taxes.

     Transportation Costs. Transportation costs for the three months ended March 31, 2002 increased by $1.3 million, or 90%, from $1.4 million to $2.7 million, compared to the same period in 2001. The acquired Belco properties accounted for $0.7 million of the increase. The remaining increase was primarily due to additional offshore wells that started producing in the latter part of 2001 and in 2002 and a one time reclass adjustment related to certain coalbed methane wells.

     Exploration Costs. Exploration costs for the three months ended March 31, 2002 increased by $7.7 million from $2.6 million to $10.3 million, compared to the same period in 2001. Dry hole costs increased $3.6 million as a result of two unsuccessful exploratory wells one drilled in the Gulf of Mexico and the other in Wyoming during the three months ended March 31, 2002 compared to one unsuccessful exploratory well drilled in the Gulf of Mexico in the prior year at a lower cost. Purchases of Gulf of Mexico 3-D seismic data increased $4.0 million during the three months ended March 31, 2002 compared to the same period in 2001.

     Depletion, Depreciation and Amortization (DD&A) Expense. DD&A expense increased $27.3 million, or 135%, during the three months ended March 31, 2002, from $20.2 million to $47.5 million, compared to the same period in 2001. Acquired Belco properties accounted for $21.1 million of the increase. An increase of $4.5 million was related to recent discoveries in the Gulf of Mexico and the remaining increase was due to additions in oil and natural gas properties. On a per Mcfe basis, DD&A expense increased from $1.26 to $1.54 primarily due to recent discoveries in the Gulf of Mexico and acquired Belco properties, which have higher DD&A expense per Mcfe compared to properties in the same period in 2001. Also, a decrease in reserves at December 31, 2001 as a result of lower commodity prices at December 31, 2001 compared to December 31, 2000 caused an increase in DD&A on a per Mcfe basis.

     Impairment of Unproved Properties. During the three months ended March 31, 2002 and 2001, we recognized unproved property impairments of $1.0 million on offshore leases, as a result of an assessment of the exploration opportunities existing on such properties.

     Stock Compensation Expense. During the three months ended March 31, 2002, we recognized $1.8 million of stock compensation expense as a result of applying FASB Interpretation No. 44 and recorded $0.1 million in expense related to the issuance of restricted stock. During the three months ended March 31, 2001, we recorded $0.4 million of stock compensation expense as a result of applying FASB Interpretation No. 44 and $0.1 million related to the issuance of restricted stock.

     General and Administrative (G&A) Expense. G&A expense increased $2.4 million, or 68%, during the three months ended March 31, 2002, from $3.5 million to $5.9 million, compared to the same period in 2001. The Merger accounted for $1.5 million of the increase. The majority of the remaining increase was related to payroll costs such as salaries and benefits, resulting from an increase in staff. G&A expense per Mcfe of production decreased to $0.19 in the first quarter of 2002 from $0.22 for the first quarter of 2001.

     Other Income (Expense). Other expense for the three months ended March 31, 2002 was $8.5 million compared to $0.2 million for the three months ended March 31, 2001. Interest expense increased $8.1 million during the three months ended March 31, 2002, as a result of the increase in the debt balance relating to the Merger. Other income (expense) increased $0.2 million primarily due to a payment of a natural gas processing settlement and changes in fair values on interest rate swap contracts that were not designated as hedges for accounting purposes.

     Income Taxes. We recorded a deferred income tax benefit of $11.2 million for the three months ended March 31, 2002 due to a net loss. For the three months ended March 31, 2001, we recorded income tax expense of $19.6 million ($18.3 million deferred and $1.3 million current).

     Net Income (Loss). Net loss for the three months ended March 31, 2002 was $19.5 million compared to net income of $34.0 million for the three months ended March 31, 2001. The variance was primarily attributable to increases of $51.6 million in operating expenses, $8.3 million in other expenses and a decrease of $24.3 million in net revenues partially offset by a decrease of $30.7 million in provision for income taxes.

LIQUIDITY AND CAPITAL RESOURCES

     Our principal uses of capital have been for the exploitation, acquisition and exploration of oil and natural gas properties.

     Cash flow from operating activities was $41.1 million for the three months ended March 31, 2002 compared to $74.2 million for the three months ended March 31, 2001. Operating cash flow in the three month period decreased compared to the prior period due to decreased oil and natural gas prices, and higher operating and other expenses.

     Cash flow used in investing activities was $74.9 million for the three months ended March 31, 2002 compared to $20.8 million for the three months ended March 31, 2001. Of this total, $37.0 million was used for exploitation and exploration activities and $38 million was used for acquisitions, offset by proceeds from sales of properties of $0.2 million. Investing activities for the three months ended March 31, 2001 included $20.2 million for exploitation and exploration activities and $0.6 million for acquisitions.

     Net cash from financing activities was $44.2 million for the three months ended March 31, 2002 compared to no financing activities for the three months ended March 31, 2001. Financing activities for the three months ended March 31, 2002 consisted of $45 million in borrowings utilized for the acquisition and development of oil and natural gas properties and $0.4 million from issuance of common stock offset by a $1.2 million preferred stock dividend payment.

FINANCING ACTIVITY

  REVOLVING CREDIT FACILITY

     The Company entered into the Revolving Credit Facility with a syndicate of banks upon closing of the Merger, which was subsequently amended on November 5, 2001. The Revolving Credit Facility, as amended, provides for a maximum committed amount of $500 million and a borrowing base of approximately $400 million as of March 31, 2002. The facility matures on July 1, 2005. Advances under the Revolving Credit Facility are in the form of either an ABR loan or a Eurodollar loan.

     The interest on an ABR loan is a fluctuating rate based upon the highest of: (1) the rate of interest announced by JP Morgan Chase Bank, formerly known as The Chase Manhattan Bank, as its prime rate; (2) the secondary market rate for three month certificates of deposits plus 1%; and (3) the Federal funds effective rate plus 0.5% plus in each case a margin of 0% to 1.25% based upon the ratio of total debt to EBITDAX.

     The interest on a Eurodollar loan is a fluctuating rate based upon the rate at which Eurodollar deposits in the London interbank market are quoted plus a margin of 1.25% to 1.50% based upon the ratio of total debt to EBITDAX.

     As of March 31, 2002, we had borrowings and letters of credit issued of approximately $83.8 million outstanding under the Revolving Credit Facility with an average interest rate of 3.30% and available unused borrowing capacity of approximately $316.2 million.

  8 7/8% SENIOR SUBORDINATED NOTES DUE 2007

     In connection with the Merger, we assumed $147 million face amount of Belco's 8 7/8% Senior Subordinated Notes due 2007. On November 1, 2001, approximately $24.3 million face amount of the notes was tendered to us pursuant to the change of control provisions of the related indenture. The tender price was equal to 101% of the principal amount of each note plus accrued and unpaid interest as of October 29, 2001. Including the premium and accrued interest, the total amount paid was $24.8 million. We used borrowings under our Revolving Credit Facility to fund the repayment. No gain or loss was recorded in connection with the redemption as the fair value of the 8 7/8% Senior Subordinated Notes recorded in connection with the Merger equaled the redemption cost.

  8 1/4% SENIOR SUBORDINATED NOTES DUE 2011

     On November 5, 2001, we completed the private placement of $275 million of 8 1/4% Senior Subordinated Notes due 2011 pursuant to Rule 144A under the Securities Act of 1933, as amended. The notes are non-callable until November 1, 2006, when we have the right to redeem them for 104.125% of the face value, declining thereafter to face value in 2009. Proceeds of approximately $268 million, net of underwriting discounts, were used to reduce outstanding indebtedness under the Revolving Credit Facility. On March 14, 2002, we completed the exchange of these notes for new notes with substantially identical terms, except that the new notes are generally freely tradeable.

  CAPITAL EXPENDITURES

     We anticipate that our capital expenditures for 2002 will be approximately $170 million. We anticipate that our primary cash requirements for 2002 will include funding acquisitions, funding development projects and general working capital needs. We will continue to seek opportunities for acquisitions of proved reserves with substantial exploitation and exploration potential. The size and timing of capital requirements for acquisitions is inherently unpredictable and we therefore do not budget for them. We expect to fund our capital expenditure activities, which include acquisition, development of and exploration on our oil and natural gas properties through cash flow from operations and available capacity under the Revolving Credit Facility.

     We believe that borrowings under the Revolving Credit Facility, projected operating cash flows and cash on hand will be sufficient to meet the requirements of our business. However, future cash flows are subject to a number of variables including the level of production and oil and natural gas prices. We cannot assure you that operations and other capital resources will provide cash in sufficient amounts to maintain planned levels of capital expenditures or that increased capital expenditures will not be undertaken. Actual levels of capital expenditures may vary significantly due to a variety of factors, including but not limited to:

     - drilling results;

     - product prices;

     - industry conditions and outlook; and

     - future acquisition of properties.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     Our disclosure and analysis in this report, including information incorporated by reference, includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or Securities Act, Section 21E of the Securities Exchange Act of 1934, as amended, or Exchange Act, and the Private Securities Litigation Reform Act of 1995, that are subject to risks and uncertainties. Forward-looking statements give our current expectations and projections relating to the financial condition, results of operations, plans, objectives, future performance and business of Westport Resources Corporation and its subsidiaries. You can identify these statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as "anticipate," "estimate," "expect," "project," "intend," "plan," "believe" and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events. All statements other than statements of historical facts included in this report that address activities, events or developments that we expect, believe or anticipate will or may occur in the future are forward-looking statements and include, among other things, statements relating to:

     - amount, nature and timing of capital expenditures;

     - drilling of wells;

     - reserve estimates;

     - timing and amount of future production of oil and natural gas;

     - operating costs and other expenses;

     - cash flow and anticipated liquidity;

     - estimates of proved reserves, exploitation potential or exploration prospect size; and

     - marketing of oil and natural gas.

     These forward-looking statements are based on our expectations and beliefs concerning future events affecting us and are subject to uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control. Although we believe that the expectations reflected in our forward-looking statements are reasonable, we do not know whether our expectations will prove correct. Any or all of our forward-looking statements in this report may turn out to be wrong. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Many factors mentioned in our discussion in this report, including the risks outlined under "Risk Factors" in our report on Form 10-K will be important in determining future results. Actual future results may vary materially. Because of these factors, we caution that investors should not place undue reliance on any of our forward-looking statements. Further, any forward-looking statement speaks only as of the date on which it is made, and except as required by law we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which it is made or to reflect the occurrence of anticipated or unanticipated events or circumstances.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Our market risk exposures relate primarily to commodity prices and interest rates. We enter into various transactions involving commodity price risk management activities involving a variety of derivatives instruments to hedge the impact of crude oil and natural gas price fluctuations. In addition, we enter into interest rate swap agreements to reduce current interest burdens related to our fixed long-term debt.

     The derivative commodity price instruments are generally put in place to limit the risk of adverse oil and natural gas price movements. However, such instruments can limit future gains resulting from upward favorable oil and natural gas price movements. Recognition of both realized and unrealized gains or losses are reported currently in our financial statements as required by existing generally accepted accounting principles.

     As of March 31, 2002, we had substantial derivative financial instruments outstanding and related to our price risk management program. See "Note 4" to our consolidated financial statements in Item 1 of this Report for additional details on our oil and natural gas related transactions in effect as of March 31, 2002. For more information on our interest rate swaps in effect as of March 31, 2002, see "Note 3" to our consolidated financial statements in Item 1 of this Report.

                          PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     None.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     (a) During the quarter ended March 31, 2002, we issued 32,299 shares of Common Stock, of which 13,018 shares were issued in connection with the exercise of options granted pursuant to the EPGC Directors' Stock Option Plan and 19,281 shares were issued in connection with the exercise of options granted pursuant to the Belco 1996 Stock Incentive Plan.

     (b) On March 28, 2002 we paid the first quarter dividend for 2002 of $0.40625 per share per quarter on our 6 1/2% Convertible Preferred Stock.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5.  OTHER INFORMATION

     None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits.  The following exhibits are filed as part of this Form 10-Q:

     2.1 Agreement and Plan of Merger, dated as of March 9, 2000, by and among Westport Oil and Gas Company, Inc., Westport
            Energy Corporation, Equitable Production Company, Equitable
            Production (Gulf) Company and EPGC Merger Sub Corporation
            (incorporated by reference to Exhibit 2.1 to the registration statement on Form S-1, Registration No.
            333-40422), filed with the Securities and Exchange
            Commission on June 29, 2000).
     2.2 Agreement and Plan of Merger, dated as of June 8, 2001, by and among Belco Oil & Gas Corp. and Westport Resources
            Corporation (incorporated by reference to Exhibit 2.1 to the registration statement on Form S-4/A, (Registration No.
            333-64320), filed with the Securities and Exchange
            Commission on July 24, 2001).
     3.1    Amended Articles of Incorporation of the Company
            (incorporated by reference to Exhibit 3.1 to the registration statement on Form 8-A/A, filed with the Securities and Exchange Commission on August 31, 2001).
     3.2    Second Amended and Restated Bylaws of the Company
            (incorporated by reference to Exhibit 3.2 to the registration statement on Form 8-A/A, filed with the Securities and Exchange Commission on August 31, 2001).
     4.1 Specimen Certificate for shares of Common Stock of the Company (incorporated by reference to Exhibit 4.1 to the registration statement on Form 8-A/A, filed with the Securities and Exchange Commission on August 31, 2001).
     4.2    Specimen Certificate for shares of 6 1/2% Convertible
            Preferred Stock of the Company (incorporated by reference to Exhibit 4 to the registration statement on Form 8-A/A, filed with the Securities and Exchange Commission on August 31,
            2001).
    10.1*   Employment Agreement, effective April 1, 2002, between the
            Company and Donald D. Wolf.
    10.2*   Employment Agreement, effective April 1, 2002, between the
            Company and Barth E. Whitham.

---------------

* filed herewith

     (b) Reports on Form 8-K

          (i) A report on Form 8-K, filed with the Securities and Exchange Commission on January 4, 2002, regarding the Company's operational and financial guidance for 2002.

          (ii) A report on Form 8-K, filed with the Securities and Exchange Commission on April 15, 2002, regarding changes in the Company's independent public accountants.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          WESTPORT RESOURCES CORPORATION

                                          By:      /s/ DONALD D. WOLF
                                            ------------------------------------
                                            Name: Donald D. Wolf
                                            Title:   Chairman of the Board and
                                                     Chief Executive Officer

Date: May 13, 2002

                                          By:        /s/ LON MCCAIN
                                            ------------------------------------
                                            Name: Lon McCain
                                            Title:   Vice President, Chief
                                                     Financial Officer and
                                                     Treasurer

Date: May 13, 2002

                                 EXHIBIT INDEX

     2.1 Agreement and Plan of Merger, dated as of March 9, 2000, by and among Westport Oil and Gas Company, Inc., Westport
            Energy Corporation, Equitable Production Company, Equitable
            Production (Gulf) Company and EPGC Merger Sub Corporation
            (incorporated by reference to Exhibit 2.1 to the registration statement on Form S-1, Registration No.
            333-40422), filed with the Securities and Exchange
            Commission on June 29, 2000).
     2.2 Agreement and Plan of Merger, dated as of June 8, 2001, by and among Belco Oil & Gas Corp. and Westport Resources
            Corporation (incorporated by reference to Exhibit 2.1 to the registration statement on Form S-4/A, (Registration No.
            333-64320), filed with the Securities and Exchange
            Commission on July 24, 2001).
     3.1    Amended Articles of Incorporation of the Company
            (incorporated by reference to Exhibit 3.1 to the registration statement on Form 8-A/A, filed with the Securities and Exchange Commission on August 31, 2001).
     3.2    Second Amended and Restated Bylaws of the Company
            (incorporated by reference to Exhibit 3.2 to the registration statement on Form 8-A/A, filed with the Securities and Exchange Commission on August 31, 2001).
     4.1 Specimen Certificate for shares of Common Stock of the Company (incorporated by reference to Exhibit 4.1 to the registration statement on Form 8-A/A, filed with the Securities and Exchange Commission on August 31, 2001).
     4.2    Specimen Certificate for shares of 6 1/2% Convertible
            Preferred Stock of the Company (incorporated by reference to Exhibit 4 to the registration statement on Form 8-A/A, filed with the Securities and Exchange Commission on August 31,
            2001).
    10.1*   Employment Agreement, effective April 1, 2002, between the
            Company and Donald D. Wolf.
    10.2*   Employment Agreement, effective April 1, 2002, between the
            Company and Barth E. Whitham.

---------------

* filed herewith