Form 10-Q
period 2002-09-30
WESTPORT RESOURCES CORP /NV/
filed 2002-11-08
CIK 889005

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

or

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      52,145,942 shares of the issuer’s common stock, par value $0.01 per share, were outstanding as of November 1, 2002.

WESTPORT RESOURCES CORPORATION

i

PART I — FINANCIAL INFORMATION

Item 1.     Financial Statements

WESTPORT RESOURCES CORPORATION

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2002	2001

	(Unaudited)

	(In thousands,
	except share data)
ASSETS
Current Assets:
Cash and cash equivalents	$35,273	$27,584
Accounts receivable, net	47,511	61,808
Derivative assets	4,992	7,832
Prepaid expenses	10,574	5,474

Total current assets	98,350	102,698

Property and equipment, at cost:
Oil and natural gas properties, successful efforts method:
Proved properties	1,660,442	1,446,331
Unproved properties	97,450	105,539

	1,757,892	1,551,870
Less accumulated depletion, depreciation and amortization	(425,592)	(280,737)

Net oil and gas properties	1,332,300	1,271,133

Building and other office furniture and equipment	9,390	8,099
Less accumulated depreciation	(3,710)	(3,028)

Net building and other office furniture and equipment	5,680	5,071

Other assets:
Long-term derivative assets	8,881	612
Goodwill	246,712	214,844
Other assets	9,202	9,858

Total other assets	264,795	225,314

Total assets	$1,701,125	$1,604,216

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$37,744	$47,901
Accrued expenses	36,568	30,294
Ad valorem taxes payable	11,979	6,930
Derivative liabilities	21,652	3,289
Income taxes payable	519	550
Other current liabilities	—	369

Total current liabilities	108,462	89,333
Long-term debt	556,331	429,224
Deferred income taxes	141,090	158,005
Long term derivative liabilities	4,026	5,956
Other liabilities	814	1,402

Total liabilities	810,723	683,920

Stockholders’ equity:
6 1/2% convertible preferred stock, $.01 par value; 10,000,000 shares authorized; 2,930,000 issued and outstanding at September 30, 2002 and December 31, 2001, respectively	29	29
Common stock, $0.01 par value; 70,000,000 authorized; 52,177,753 and 52,092,691 shares issued and outstanding at September 30, 2002 and, December 31, 2001, respectively	522	521
Additional paid-in capital	881,124	877,960
Treasury stock-at cost; 33,617 and 30,000 shares at September 30, 2002 and December 31, 2001, respectively	(469)	(408)
Retained earnings	14,860	33,330
Accumulated other comprehensive income	(5,664)	8,864

Total stockholders’ equity	890,402	920,296

Total liabilities and stockholders’ equity	$1,701,125	$1,604,216

The accompanying notes are an integral part of these consolidated financial statements.

WESTPORT RESOURCES CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,

	2002	2001	2002	2001

	(In thousands, except per share amounts)

	(Unaudited)
Operating revenues:
Oil and natural gas sales	$105,423	$70,157	$295,442	$234,405
Hedge settlements	(1,849)	(307)	1,509	(1,824)
Commodity price risk management activities:
Non-hedge settlements	—	(1,025)	822	(558)
Non-hedge change in fair value of derivatives	(663)	17,720	(8,885)	24,486
Gain (loss) on sale of operating assets, net	137	—	(1,731)	—

Net revenues	103,048	86,545	287,157	256,509

Operating costs and expenses:
Lease operating expenses	23,477	14,775	67,381	34,770
Production taxes	5,209	3,009	16,845	8,942
Transportation costs	2,179	1,236	6,782	3,921
Exploration	3,596	13,463	21,638	24,333
Depletion, depreciation and amortization	47,686	31,222	147,066	72,251
Impairment of unproved properties	2,788	1,366	9,078	3,114
Stock compensation expense	1,860	(2,331)	1,954	(1,060)
General and administrative	5,650	4,122	17,079	10,832

Total operating expenses	92,445	66,862	287,823	157,103

Operating income (loss)	10,603	19,683	(666)	99,406

Other income (expense):
Interest expense	(7,542)	(3,892)	(23,891)	(4,483)
Interest income	172	456	373	1,522
Change in fair value of interest rate swap	—	2,249	226	1,877
Other	176	23	497	20

	(7,194)	(1,164)	(22,795)	(1,064)

Income (loss) before income taxes	3,409	18,519	(23,461)	98,342
Benefit (provision) for income taxes:
Current	—	—	—	(2,006)
Deferred	(1,244)	(6,759)	8,563	(33,889)

Total benefit (provision) for income taxes	(1,244)	(6,759)	8,563	(35,895)

Net income (loss)	$2,165	$11,760	$(14,898)	$62,447

Preferred stock dividends	1,191	397	3,572	397

Net income (loss) available to common stockholders	$974	$11,363	$(18,470)	$62,050

Weighted average number of common shares outstanding:
Basic	52,144	44,527	52,118	40,496

Diluted	52,646	45,238	52,118	41,329

Net income (loss) per common share:
Basic	$.02	$.26	$(.35)	$1.53

Diluted	$.02	$.25	$(.35)	$1.50

The accompanying notes are an integral part of these consolidated financial statements.

WESTPORT RESOURCES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended
	September 30,

	2002	2001

	(In thousands)

	(Unaudited)
Cash flows from operating activities:
Net income (loss)	$(14,898)	$62,447
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depletion, depreciation and amortization	147,066	72,251
Exploratory dry hole costs	12,359	16,623
Impairment of unproved properties	9,078	3,114
Deferred income taxes	(8,563)	33,889
Director retainers settled for stock	20	—
Stock compensation expense	1,954	(1,060)
Change in fair value of derivatives	8,992	(26,363)
Amortization of derivative liabilities	(7,187)	—
Amortization of deferred financing fees	782	633
Loss on sale of operating assets, net	1,731	—
Changes in assets and liabilities, net of effects of acquisitions:
Decrease in accounts receivable	17,893	27,001
Decrease (increase) in prepaid expenses	(2,219)	446
Decrease in accounts payable	(15,136)	(5,426)
Increase in ad valorem taxes payable	2,161	3,141
Increase (decrease) in income taxes payable	(44)	306
Increase (decrease) in accrued expenses	6,669	(11,200)
Decrease in other liabilities	(818)	(107)

Net cash provided by operating activities	159,840	175,695

Cash flows from investing activities:
Additions to property and equipment	(104,918)	(132,688)
Proceeds from sales of assets	10,552	654
Acquisitions of oil and gas properties	(168,528)	(6,319)
Other	(81)	(2)

Net cash used in investing activities	(262,975)	(138,355)

Cash flows from financing activities:
Proceeds from issuance of common stock	1,074	264
Repurchase of common stock	(61)	(408)
Proceeds from issuance of long-term debt	155,000	255,000
Repayment of long term debt	(45,000)	(273,284)
Preferred stock dividends paid	(3,572)	—
Gain on interest rate swap cancellation	3,705	—
Financing fees	(322)	(2,036)

Net cash provided by financing activities	110,824	(20,464)

Net increase in cash and cash equivalents	7,689	16,876
Cash and cash equivalents, beginning of period	27,584	20,154

Cash and cash equivalents, end of period	$35,273	$37,030

Supplemental cash flow information:
Cash paid for interest	$23,862	$12,016

Cash paid for income taxes	$44	$1,700

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

2.     Unaudited Consolidated Financial Statements

      In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring items) necessary to present fairly the financial position of the Company as of September 30, 2002 and the results of its operations and cash flows for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission’s rules and regulations. Certain amounts reported in the prior year consolidated financial statements have been reclassified to correspond to the current year presentation. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. Management believes the disclosures made are adequate to ensure that the information is not misleading, and suggests that these financial statements be read in conjunction with the Company’s December 31, 2001 audited financial statements set forth in the Company’s Form 10-K.

3.     Debt

      Long-term debt consisted of:

	September 30,		December 31,
	2002		2001

	(In thousands)
8 1/4% senior subordinated notes due 2011	$283,474	(1)	$272,147	(2)
8 7/8% senior subordinated notes due 2007	127,857	(3)	122,077	(2)
Revolving credit facility due on July 1, 2005	145,000		35,000

	556,331		429,224
Less current portion	—		—

	$556,331		$429,224

(1)	The balance noted above at September 30, 2002 of the 8 1/4% Senior Subordinated Notes reflects an increase of $8,474,000 related to fair market value adjustments recorded as a result of the Company’s interest rate swaps accounted for as fair value hedges. See Interest Rate Swaps — Hedges below.

(2)	The balances noted above at December 31, 2001 of the 8 1/4% Senior Subordinated Notes and the 8 7/8% Senior Subordinated Notes reflect reductions of $2,853,000 and $2,353,000, respectively, related to fair market value adjustments recorded as a result of the Company’s interest rate swaps accounted for as fair value hedges. See Interest Rate Swaps — Hedges below.

WESTPORT RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(3)	The balance noted above at September 30, 2002 of the 8 7/8% Senior Subordinated Notes reflects an increase of $3,675,000 related to the gain on the cancellation of the fair market value hedge, which will be amortized over the remaining life of the note.

Revolving Credit Facility

      Upon closing of the Merger, the Company entered into a new credit facility (the “Revolving Credit Facility”) with a syndicate of banks, which was subsequently amended on November 5, 2001. The Revolving Credit Facility, as amended, provides for a maximum committed amount of $500 million and a borrowing base of approximately $400 million as of September 30, 2002. The facility matures on July 1, 2005. Advances under the Revolving Credit Facility are in the form of either an ABR loan or a Eurodollar loan.

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

      As of September 30, 2002, the Company had borrowings of $145 million outstanding with a weighted average interest rate of 4.23%, outstanding letters of credit issued of approximately $3.8 million and available unused borrowing capacity of approximately $251.2 million under the Revolving Credit Facility.

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

Interest Rate Swaps — Hedges

      On November 21, 2001, the Company entered into two separate interest rate swaps to hedge the fair value of a portion of the 8 7/8% Senior Subordinated Notes and 8 1/4% Senior Subordinated Notes. The swap on

WESTPORT RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the 8 7/8% Senior Subordinated Notes had a notional amount of $122.7 million and an expiration date of September 15, 2007. Under this swap agreement, the Company paid the counterparty a variable rate (LIBOR + 3.44%) and received a fixed rate (8 7/8%). On September 16, 2002 the interest rate swap on the 8 7/8% Senior Subordinated Notes was terminated resulting in $5.8 million being paid to the Company. The Company recorded a $2.1 million reduction in interest expense and a $3.7 million fair value gain which was added to the outstanding debt balance and will be amortized over the remaining life of the note. The swap on the 8 1/4% Senior Subordinated Notes has a notional amount of $100.0 million and an expiration date of November 1, 2011. Under the swap agreement, the Company pays the counterparty a variable rate (LIBOR +2.42%) and receives a fixed rate (8 1/4%). Beginning on November 1, 2006 the counterparty has the option to terminate the swap on any date beginning on November 1, 2006, subject to an early termination fee ranging from $4.125 million at November 1, 2006 to $0 on or after November 1, 2009. The early termination dates and fees mirror the prepayment terms and prepayment penalties included in the indenture related to the 8 1/4% Senior Subordinated Notes.

      The Company has documented and designated these interest rate swaps as hedges of the fair value of a portion of the 8 7/8% Senior Subordinated Notes and 8 1/4% Senior Subordinated Notes. Because these swaps meet the conditions to qualify for the “short cut” method of assessing effectiveness under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” the change in the fair value of the debt is assumed to equal the change in the fair value of the interest rate swaps. As such, there is no ineffectiveness assumed to exist between the interest rate swaps and the Senior Subordinated Notes.

4.     Commodity Derivative Instruments and Hedging Activities

      The Company periodically enters into commodity price risk management (“CPRM”) transactions to manage its exposure to oil and gas price volatility. CPRM transactions may take the form of futures contracts, swaps or options. All CPRM transactions are accounted for in accordance with the requirements of SFAS No. 133 which the Company adopted on January 1, 2001. Accordingly, unrealized gains and losses related to the change in fair market value of derivative contracts which qualify and are designated as cash flow hedges are recorded as other comprehensive income or loss and such amounts are reclassified to oil and gas sales revenues as the associated production occurs. Derivative contracts that do not qualify for hedge accounting treatment are recorded as derivative assets and liabilities at market value in the consolidated balance sheet, and the associated unrealized gains and losses are recorded as current income or expense in the consolidated statement of operations. While such derivative contracts do not qualify for hedge accounting, management believes these contracts can be utilized as an effective component of CPRM activities.

      Upon adoption of SFAS No. 133 on January 1, 2001, the Company recorded a derivative liability of approximately $4.7 million for the fair market value of its derivative instruments designated as cash flow hedges and a corresponding loss of approximately $3.1 million (net of tax effect of $1.6 million) as a cumulative effect of a change in accounting principle in other comprehensive income. The Company reclassified approximately $1.8 million hedging loss and $1.5 million hedging gain for the three and nine months ended September 30, 2002, respectively, from accumulated other comprehensive income to oil and gas sales revenues. The hedging gains and losses reclassified to revenues include realized losses of $3.2 million and $4.6 million for the three and nine months ended September 30, 2002, respectively.

      For the three months ended September 30, 2002, the Company recorded no non-hedge CPRM settlements, an unrealized change in fair value of non-hedge derivatives of ($0.7) million and no ineffectiveness loss. For the nine months ended September 30, 2002 the Company recorded non-hedge CPRM settlements of $0.8 million and an unrealized change in fair value of non-hedge derivatives of ($8.9) million, which included a $0.2 million ineffectiveness loss. The non-hedge CPRM settlements include realized losses of $1.1 million and $1.3 million for the three and nine months ended September 30, 2002, respectively.

WESTPORT RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company recognized decreases and increases in oil and natural gas revenues of ($1.8) million and ($0.3) million from settled hedging agreements for the three months ended September 30, 2002 and 2001, respectively and $1.5 and ($1.8) million for the nine months ended September 30, 2002 and 2001, respectively.

      As of September 30, 2002, the Company had approximately 0.9 Mmbbls of oil and 3.5 Bcf of natural gas subject to CPRM contracts for the remainder of 2002. The 2002 contracts have weighted average floor prices of $22.78 per barrel and $2.85 per Mmbtu, with weighted average ceiling prices of $25.41 per barrel and $3.11 per Mmbtu, respectively. In addition for the fourth quarter of 2002, the Company had 0.92 Bcf of puts purchased at a weighted average price of $3.13 per Mmbtu. The Company has approximately 4.8 Mmbbls of oil and 30.2 Bcf of natural gas subject to CPRM contracts for 2003. The 2003 contracts have weighted average floor prices of $23.08 per barrel and $3.65 per Mmbtu, with weighted average ceiling prices of $25.03 per barrel and $4.40 per Mmbtu, respectively. The contracts discussed above represent both the Company’s hedge and non-hedge positions as of September 30, 2002.

      The summary tables below provide details about the volumes and prices of all open CPRM, hedge and non-hedge commitments, as of September 30, 2002.

	2002	2003

Hedges
Gas
Price Swaps Sold-receive fixed price (thousand Mmbtu)(1)	1,286	9,780
Weighted average price, per Mmbtu	$2.96	$4.00
Collars Sold (thousand Mmbtu)(2)	1,230	12,433
Weighted average floor price, per Mmbtu	$2.47	$3.54
Weighted average ceiling price, per Mmbtu	$3.10	$4.52
Puts Purchased (thousand Mmbtu)(3)	920	—
Weighted average price, per Mmbtu	$3.13	—
Three-way Collars (Mmbtu)(2)(4)	300	8,030
Three-way average floor price, per Mmbtu	$2.40	$2.22
Weighted average floor price, per Mmbtu	$3.00	$3.39
Weighted average ceiling price, per Mmbtu	$3.40	$4.73
Oil
Price Swaps Sold-receive fixed price (Mbbls)(1)	225	875
Weighted average price, per bbl	$24.07	$21.80
Collars Sold (Mbbls)(2)	45	1,620
Weighted average floor price, per bbl	$20.00	$24.44
Weighted average ceiling price, per bbl	$26.75	$26.33
Three-way Collars (Mbbls)(2)(4)	550	1,995
Three-way average floor price, per bbl	$18.92	$18.91
Weighted average floor price, per bbl	$23.09	$23.18
Weighted average ceiling price, per bbl	$27.02	$26.30

WESTPORT RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2002	2003

Non-Hedges
Gas
Calls Sold (thousand Mmbtu)(3)	644	—
Weighted average price, per Mmbtu	$3.27	—
Oil
Calls Sold (Mbbls)(3)	45	—
Weighted average price, per bbl	$22.00	—
Price Swaps Sold-receive fixed price (Mbbls)(1)	75	300
Weighted average price, per bbl	$18.86	$18.86

(1)	For any particular swap sold transaction, the counterparty is required to make a payment to Westport in the event that the NYMEX Reference Price for any settlement period is less than the swap price for such hedge, and Westport is required to make a payment to the counterparty in the event that the NYMEX Reference Price for any settlement period is greater than the swap price for such hedge.

(2)	For any particular collar transaction, the counterparty is required to make a payment to Westport if the average NYMEX Reference Price for the reference period is below the floor price for such transaction, and Westport is required to make payment to the counterparty if the average NYMEX Reference Price is above the ceiling price of such transaction.

(3)	Calls or puts are sold under written option contracts in return for a premium received by Westport upon the initiation of the contract. Westport is required to make a payment to the counterparty in the event that the NYMEX Reference Price for any settlement period is greater than the price of the call sold, or less than the price of the put sold. Conversely, calls or puts bought in return for Westport’s payment of a premium require the counterparty to make a payment to Westport in the event that the NYMEX Reference Price on any settlement period is greater than the call price or less than the put price.

(4)	Three-way collars are settled as described in footnote (2) above, with the following exception: if the NYMEX Reference Price falls below the three-way floor price, the average floor price is adjusted by the amount by which the NYMEX Reference Price is below the three-way floor price. For example, on a three-way oil collar, if the NYMEX Reference Price is $18.00 per bbl during the term of the 2002 three-way collars, then the average floor price would be $22.17 per bbl.

5.     Earnings Per Share and Other Comprehensive Income (Loss)

Earning per Share

      Basic earnings per share are computed by dividing net earnings attributable to common stock by the weighted average number of common shares outstanding during each period, excluding treasury shares.

WESTPORT RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Diluted earnings per share are computed by adjusting the average number of common shares outstanding for the dilutive effect, if any, of convertible preferred stock and stock options.

      The following sets forth the calculation of basic and diluted earnings per share:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,

	2002	2001	2002	2001

	(In thousands except per share amount)
Net income (loss) available to common stockholders	$974	$11,363	$(18,470)	$62,050

Weighted average common shares outstanding	52,144	44,527	52,118	40,496
Add dilutive effects of employee stock options	502	711	—	833

Weighted average common shares outstanding including the effects of dilutive securities	52,646	45,238	52,118	41,329

Basic earnings per share	$.02	$.26	$(.35)	$1.53

Diluted earning per share	$.02	$.25	$(.35)	$1.50

Comprehensive Income (Loss)

      The Company follows SFAS No. 130, “Reporting Comprehensive Income,” which establishes standards for reporting comprehensive income. In addition to net income, comprehensive income includes all changes in equity during a period, except those resulting from investments and distributions to the owners of the Company. The components of other comprehensive income for the nine months ended September 30, 2002 and 2001 are as follows (in thousands):

	Nine Months Ended	Nine Months Ended
	September 30,	September 30,
	2002	2001

Net income (loss) available to common stockholders	$(18,470)	$62,050
Other comprehensive income
Cumulative effect of change in accounting principle	—	(3,100)
Change in fair value of derivative hedging instruments	(13,569)	11,608
Enron non-cash settlements reclassified to income	(897)	—
Hedge settlements reclassified to income	(62)	(1,158)

Other comprehensive income	(14,528)	7,350

Comprehensive income (loss)	$(32,998)	$69,400

6.     Acquisitions

      On September 30, 2002 the Company acquired southeast Texas oil and gas properties for a total cash purchase price of approximately $120 million, subject to certain purchase price adjustments. The Company estimates the total proved reserves in the acquired properties to be approximately 76 Bcfe, of which 82% is natural gas. The Company will operate essentially all of the properties. The purchase also includes 10,000 net undeveloped acres and an interest in 300 square miles of 3-D seismic data. The Company used funds drawn under its revolving credit facility and cash flow from operations to pay for the acquisition. The purchase price allocation is subject to change resulting from, among other things, actual changes in working capital. We expect to be able to finalize the purchase price allocation by December 2002.

WESTPORT RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.     Recent Accounting Pronouncements

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

      The adjustment to proved properties was made as a result of the final evaluation by an outside consulting firm of the fair value of certain non-core properties in the lower 15% of the value of Belco properties acquired in the Merger. The final evaluation determined that the value of these properties included unsupportable estimates of certain undeveloped reserves. This final evaluation was done as part of a Company wide divestiture program that began subsequent to the Merger. The following table summarizes the goodwill allocation to the reporting units as of June 30, 2002. There have been no changes to the goodwill allocation since June 30, 2002.

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

      In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections.” Prior to the adoption of the provisions of SFAS No. 145, generally accepted accounting principles (“GAAP”) required gains or losses on the early extinguishment of debt be classified in a company’s periodic consolidated statements of operations as extraordinary gains or losses, net of associated income taxes, below the determination of income or loss from continuing operations. SFAS No. 145 changes GAAP to require, except in the case of events or transactions of a highly unusual and infrequent nature, gains or losses from the early extinguishment of debt be classified as components of a company’s income or loss from continuing operations. The Company will adopt the provisions of SFAS No. 145 on January 1, 2003. The adoption of the provisions of SFAS No. 145 is not expected to affect the Company’s financial position or results of operations.

      In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS No. 146 is not expected to have an effect on the Company’s financial position or results of operations.

8.     Segment Information

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

	For the Nine Months Ended September 30,

			Gulf of	Corporate &
	Northern	Southern	Mexico	Unallocated	Consolidated

	(In thousands)
2002
Revenues(1)	$91,316	$108,737	$93,658	$(6,554)	$287,157
DD&A	34,100	55,893	56,744	329	147,066
Profit (loss)	13,944	1,398	(7,056)	(8,952)	(666)
Expenditures for assets, net	62,657	150,261	59,236	1,292	273,446
2001
Revenues(1)	68,525	39,305	126,575	22,104	256,509
DD&A	14,239	11,561	46,320	131	72,251
Profit (loss)	26,380	15,975	38,981	18,070	99,406
Expenditures for assets, net	13,850	6,992	53,008	303	74,153

(1)	Corporate and unallocated revenues consist of non-hedge and hedge settlements, and non-hedge change in fair value of derivatives.

WESTPORT RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	For the Three Months Ended September 30,

			Gulf of	Corporate &
	Northern	Southern	Mexico	Unallocated	Consolidated

	(In thousands)
2002
Revenues(1)	$33,005	$38,789	$33,766	$(2,512)	$103,048
DD&A	11,597	17,600	18,386	103	47,686
Profit (loss)	7,492	5,405	2,181	(4,475)	10,603
Expenditures for assets, net	5,372	136,537	17,220	245	159,374
2001
Revenues(1)	20,954	17,103	32,100	16,388	86,545
DD&A	6,266	6,825	18,087	44	31,222
Profit (loss)	5,527	3,749	(6,456)	16,863	19,683
Expenditures for assets, net	11,098	4,260	37,932	56	53,346

(1)	Corporate and unallocated revenues consist of non-hedge and hedge settlements, and non-hedge change in fair value of derivatives.

9.     Subsequent Event

      On November 6, 2002 the Company agreed to purchase from El Paso Corporation and certain of its affiliated companies natural gas properties and midstream gathering and compression assets located in Utah for a purchase price of approximately $502 million, subject to certain purchase price adjustments. The Company expects to close the transaction in December of 2002. The Company estimates that in total the assets would add approximately 600 Bcfe of proved reserves to the Company’s reserve base. Currently these assets are producing approximately 80 Mmcfe/d. The Company plans to fund the transaction initially with debt and is currently pursuing additional financing options, including issuance of equity, the sale of assets, securing a partner for a portion of the acquisition or other capital markets transactions.

10.     Condensed Consolidated Financial Statements of Subsidiary Guarantors

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

WESTPORT RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Presented below are condensed consolidating financial statements for Westport and the Subsidiary Guarantors.

CONDENSED CONSOLIDATING BALANCE SHEET

	September 30, 2002

	Parent	Subsidiary
	Company	Guarantors	Eliminations	Consolidated

	(In thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$10,934	$24,339	$—	$35,273
Accounts receivable, net	19,388	28,123	—	47,511
Intercompany receivable	994,904	—	(994,904)	—
Derivative assets	4,992	—	—	4,992
Prepaid expenses	3,490	7,084	—	10,574

Total current assets	1,033,708	59,546	(994,904)	98,350

Property and equipment, at cost:
Oil and natural gas properties, successful efforts method:
Proved properties	325,535	1,334,907	—	1,660,442
Unproved properties	28,617	68,833	—	97,450
Building and other office furniture and equipment	594	8,796	—	9,390

	354,746	1,412,536	—	1,767,282
Less accumulated depletion, depreciation and amortization	(115,114)	(314,188)	—	(429,302)

Net property and equipment	239,632	1,098,348	—	1,337,980

Other assets:
Long-term derivative assets	8,881	—	—	8,881
Goodwill	—	246,712	—	246,712
Other assets	9,093	109	—	9,202

Total other assets	17,974	246,821	—	264,795

Total assets	$1,291,314	$1,404,715	$(994,904)	$1,701,125

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$13,628	$24,116	$—	$37,744
Accrued expenses	24,040	12,528	—	36,568
Ad valorem taxes payable	—	11,979	—	11,979
Intercompany payable	—	994,904	(994,904)	—
Derivative liabilities	21,652	—	—	21,652
Income taxes payable	(248)	767	—	519

Total current liabilities	59,072	1,044,294	(994,904)	108,462
Long-term debt	556,331	—	—	556,331
Deferred income taxes	6,098	134,992	—	141,090
Long-term derivative liabilities	4,026	—	—	4,026
Other liabilities	—	814	—	814

Total liabilities	625,527	1,180,100	(994,904)	810,723

Stockholders’ equity:
Preferred stock	29	—	—	29
Common stock	522	3	(3)	522
Additional paid-in capital	681,967	199,154	3	881,124
Treasury stock	(469)	—	—	(469)
Retained earnings	(10,598)	25,458	—	14,860
Accumulated other comprehensive income	(5,664)	—	—	(5,664)

Total stockholders’ equity	665,787	224,615	—	890,402

Total liabilities and stockholders’ equity	$1,291,314	$1,404,715	$(994,904)	$1,701,125

WESTPORT RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	For the Nine Months Ended September 30, 2002

	Parent	Subsidiary
	Company	Guarantors	Eliminations	Consolidated

	(In thousands)
Operating revenues:
Oil and natural gas sales	$52,007	$243,435	$—	$295,442
Hedge settlements	1,509	—	—	1,509
Non-hedge settlements	822	—	—	822
Non-hedge change in fair value of derivatives	(8,885)	—	—	(8,885)
Loss on sale of operating assets, net	—	(1,731)	—	(1,731)

Net revenues	45,453	241,704	—	287,157

Operating costs and expenses:
Lease operating expense	10,306	57,075	—	67,381
Production taxes	4	16,841	—	16,845
Transportation costs	202	6,580	—	6,782
Exploration	14,264	7,374	—	21,638
Depletion, depreciation and amortization	32,014	115,052	—	147,066
Impairment of unproved properties	2,182	6,896	—	9,078
Stock compensation expense	1,954	—	—	1,954
General and administrative	4,501	12,578	—	17,079

Total operating expenses	65,427	222,396	—	287,823

Operating income (loss)	(19,974)	19,308	—	(666)

Other income (expense):
Interest expense	(23,663)	(228)	—	(23,891)
Interest income	100	273	—	373
Change in fair value of interest rate swap	—	226	—	226
Other	462	35	—	497

Income (loss) before income taxes	(43,075)	19,614	—	(23,461)

Provision for income taxes:
Deferred	15,722	(7,159)	—	8,563

Total provision for income taxes	15,722	(7,159)	—	8,563
Net loss	(27,353)	12,455	—	(14,898)

Preferred stock dividends	3,572	—	—	3,572

Net loss available to common stock	$(30,925)	$12,455	$—	$(18,470)

WESTPORT RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	For the Nine Months Ended September 30, 2002

	Parent	Subsidiary
	Company	Guarantors	Eliminations	Consolidated

	(In thousands)
Cash flows from operating activities:
Net loss	$(27,353)	$12,455	$—	$(14,898)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depletion, depreciation and amortization	32,014	115,052	—	147,066
Exploration dry hole costs	7,102	5,257	—	12,359
Impairment of unproved properties	2,182	6,896	—	9,078
Deferred income taxes	(15,722)	7,159	—	(8,563)
Director retainers settled for stock	20	—	—	20
Stock compensation expense	1,954	—	—	1,954
Change in fair value of derivatives	8,992	—	—	8,992
Amortization of derivative liabilities	(7,187)	—	—	(7,187)
Amortization of deferred financing fees	782	—	—	782
Loss on sale of operating assets, net	—	1,731	—	1,731
Changes in asset and liabilities, net of effects of acquisitions:
Decrease (increase) in accounts receivable	(701)	18,594	—	17,893
Decrease in prepaid expenses	(1,145)	(1,074)	—	(2,219)
Decrease in accounts payable	(626)	(14,510)	—	(15,136)
Increase in ad valorem taxes payable	(1)	2,162	—	2,161
Decrease in income taxes payable	—	(44)	—	(44)
Increase in accrued expenses	1,798	4,871	—	6,669
Decrease in other liabilities	—	(818)	—	(818)

Net cash provided by (used in) operating activities	2,109	157,731	—	159,840

Cash flows from investing activities:
Additions to property and equipment	(48,491)	(56,427)	—	(104,918)
Proceeds from sales of assets	—	10,552	—	10,552
Increase in intercompany receivable	(66,984)	—	66,984	—
Acquisitions of oil and gas properties	(328)	(168,200)	—	(168,528)
Other	—	(81)	—	(81)

Net cash provided by (used in) investing activities	(115,803)	(214,156)	66,984	(262,975)

Cash flows from financing activities:
Proceeds from issuance of common stock	1,074	—	—	1,074
Repurchase of common stock	(61)	—	—	(61)
Proceeds from issuance of long-term debt	155,000	—	—	155,000
Repayment of long term debt	(45,000)	—	—	(45,000)
Preferred stock dividends paid	(3,572)	—	—	(3,572)
Gain on interest rate swap cancellation	3,705	—	—	3,705
Financing fees	(322)	—	—	(322)
Increase in intercompany payable	—	66,984	(66,984)	—

Net cash provided by (used in) financing activities	110,824	66,984	(66,984)	110,824

Net increase (decrease) in cash and cash equivalents	(2,870)	10,559	—	7,689
Cash and cash equivalents, beginning of period	13,804	13,780	—	27,584

Cash and cash equivalents, end of period	$10,934	$24,339	$—	$35,273

WESTPORT RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING BALANCE SHEET

	December 31, 2001

	Parent	Subsidiary
	Company	Guarantors	Eliminations	Consolidated

	(In thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$13,812	$13,772	$—	$27,584
Accounts receivable, net	18,687	43,121	—	61,808
Intercompany receivable	919,727	—	(919,727)	—
Derivative assets	—	7,832	—	7,832
Prepaid expenses	2,345	3,129	—	5,474

Total current assets	954,571	67,854	(919,727)	102,698

Property and equipment, at cost:
Oil and natural gas properties, successful efforts method:
Proved properties	281,868	1,164,463	—	1,446,331
Unproved properties	23,978	81,561	—	105,539
Building and other office furniture and equipment	487	7,612	—	8,099

	306,333	1,253,636	—	1,559,969
Less accumulated depletion, depreciation and amortization	(83,016)	(200,749)	—	(283,765)

Net property and equipment	223,317	1,052,887	—	1,276,204

Other assets:
Long-term derivative assets	—	612	—	612
Goodwill	—	214,844	—	214,844
Other assets	9,830	28	—	9,858

Total other assets	9,830	215,484	—	225,314

Total assets	$1,187,718	$1,336,225	$(919,727)	$1,604,216

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$14,254	$33,647	$—	$47,901
Accrued expenses	8,840	21,454	—	30,294
Ad valorem taxes payable	—	6,930	—	6,930
Intercompany payable	—	919,727	(919,727)	—
Derivative liabilities	—	3,289	—	3,289
Income taxes payable	(131)	681	—	550
Other current liabilities	—	369	—	369

Total current liabilities	22,963	986,097	(919,727)	89,333

Long-term debt	429,224	—	—	429,224
Deferred income taxes	31,053	126,952	—	158,005
Long-term derivative liabilities	5,205	751	—	5,956
Other liabilities	—	1,402	—	1,402

Total liabilities	488,445	1,115,202	(919,727)	683,920

Stockholders’ equity:
Preferred stock	29	—	—	29
Common stock	521	3	(3)	521
Additional paid-in capital	678,804	199,153	3	877,960
Treasury stock	(408)	—	—	(408)
Retained earnings	20,327	13,003	—	33,330
Accumulated other comprehensive income	—	8,864	—	8,864

Total stockholders’ equity	699,273	221,023	—	920,296

Total liabilities and stockholders’ equity	$1,187,718	$1,336,225	$(919,727)	$1,604,216

WESTPORT RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	For the Nine Months Ended September 30, 2001

	Parent	Subsidiary
	Company	Guarantors	Eliminations	Consolidated

	(In thousands)
Operating revenues:
Oil and natural gas sales	$76,524	$157,881	$—	$234,405
Hedge settlements	—	(1,824)	—	(1,824)
Non-hedge settlements	—	(558)	—	(558)
Non-hedge change in fair value of derivatives	—	24,486	—	24,486

Net revenues	76,524	179,985	—	256,509

Operating costs and expenses:
Lease operating expense	5,390	29,380	—	34,770
Production taxes	6	8,936	—	8,942
Transportation costs	410	3,511	—	3,921
Exploration	17,885	6,448	—	24,333
Depletion, depreciation and amortization	32,154	40,097	—	72,251
Impairment of unproved properties	2,297	817	—	3,114
Stock compensation expense	(1,060)	—	—	(1,060)
General and administrative	4,817	6,015	—	10,832

Total operating expenses	61,899	95,204	—	157,103

Operating income	14,625	84,781	—	99,406

Other income (expense):
Interest expense	(3,166)	(1,317)	—	(4,483)
Interest income	1,120	402	—	1,522
Change in fair value of interest rate swap	—	1,877	—	1,877
Other	63	(43)	—	20

Income before income taxes	12,642	85,700	—	98,342

Provision for income taxes:
Current	—	(2,006)	—	(2,006)
Deferred	(4,614)	(29,275)	—	(33,889)

Total provision for income taxes	(4,614)	(31,281)	—	(35,895)

Net income	8,028	54,419	—	62,447

Preferred stock dividends	397	—	—	397

Net loss available to common stock	$7,631	$54,419	$—	$62,050

WESTPORT RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	For the Nine Months Ended September 30, 2001

	Parent	Subsidiary
	Company	Guarantors	Eliminations	Consolidated

	(In thousands)
Cash flows from operating activities:
Net income	$8,028	$54,419	$—	$62,447
Adjustments to reconcile net income to net cash provided by operating activities:
Depletion, depreciation and amortization	32,154	40,097	—	72,251
Exploration dry hole costs	11,310	5,313	—	16,623
Impairment of unproved properties	2,297	817	—	3,114
Deferred income taxes	4,614	29,275	—	33,889
Stock compensation expense	(1,060)	—	—	(1,060)
Change in fair value of derivatives	—	(26,363)	—	(26,363)
Amortization of financing fees	633	—	—	633
Changes in asset and liabilities, net of effects of Acquisitions:
Decrease in accounts receivable	5,048	21,953	—	27,001
Decrease (increase) in prepaid expenses	283	163	—	446
Decrease in accounts payable	(815)	(4,611)	—	(5,426)
Increase in ad valorem taxes payable	—	3,141	—	3,141
Increase in income taxes payable	—	306	—	306
Increase (decrease) in accrued expenses	(10,972)	(228)	—	(11,200)
Decrease in other liabilities	—	(107)	—	(107)

Net cash provided by operating activities	51,520	124,175	—	175,695

Cash flows from investing activities:
Additions to property and equipment	(65,485)	(67,203)	—	(132,688)
Proceeds from sale of assets	—	654	—	654
Increase in intercompany receivable	31,006	—	(31,006)	—
Acquisitions of oil and gas properties	—	(6,319)	—	(6,319)
Other	—	(2)	—	(2)

Net cash used in investing activities	(34,479)	(72,870)	(31,006)	(138,355)

Cash flows from financing activities:
Proceeds from issuance of common stock	264	—	—	264
Repurchase of common stock	(408)	—	—	(408)
Proceeds from long-term debt	255,000	—	—	255,000
Repayment of long-term debt	(273,122)	(162)	—	(273,284)
Financing fees	(2,036)	—	—	(2,036)
Increase in intercompany payable	—	(31,006)	31,006	—

Net cash provided by (used in) financing activities	(20,302)	(31,168)	31,006	(20,464)

Net increase in cash and cash equivalents	(3,261)	20,137	—	16,876
Cash and cash equivalents, beginning of period	12,458	7,696	—	20,154

Cash and cash equivalents, end of period	$9,197	$27,833	$—	$37,030

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

      Oil and natural gas production costs are composed of lease operating expense and production taxes. Lease operating expense consists of pumpers’ salaries, utilities, maintenance and other costs necessary to operate our producing properties. In general, lease operating expense per unit of production is lower on our offshore properties and does not fluctuate proportionately with our production. Production taxes are assessed by applicable taxing authorities as a percentage of revenues. However, properties located in Federal waters offshore are generally not subject to production taxes. Transportation costs are comprised of costs paid to a carrier to deliver oil or natural gas to a specified delivery point. In some cases we receive a payment from the purchasers of our oil and natural gas which is net of gas transportation costs and in other instances we pay the costs of transportation.

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

      The following table sets forth certain operational data for the periods presented:

Summary Data

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,

	2002	2001	2002	2001

	(In thousands)
Production
Oil (Mbbls)	2,002	1,236	5,899	3,075
Natural gas (Mmcf)	19,244	15,905	59,873	37,177
Mmcfe	31,256	23,321	95,267	55,627
Average Daily Production
Oil (Mbbls/d)	21.8	13.4	21.6	11.3
Natural gas (Mmcf/d)	209.2	172.9	219.3	136.2
Mmcfe/d	339.7	253.5	349.0	203.8
Average Prices
Oil (per bbl)	$26.06	$23.13	$22.92	$24.12
Natural gas (per Mcf)	2.77	2.61	2.68	4.31
Hedging effect (per Mcfe)	(0.06)	(0.01)	0.02	(0.03)
Oil and natural gas sales	$105,423	$70,157	$295,442	$234,405
Lease operating expense	23,477	14,775	67,381	34,770
Per Mcfe	0.75	0.63	0.71	0.63
General and administrative costs	5,650	4,122	17,079	10,832
Per Mcfe	0.18	0.18	0.18	0.19
Depletion, depreciation and amortization	47,686	31,222	147,066	72,251
Per Mcfe	1.53	1.34	1.54	1.30

      The discussion below includes a comparison of our results of operations for the three months and nine months ended September 30, 2002 and 2001.

      Revenues. Oil and natural gas revenues for the three months ended September 30, 2002 increased by $35.3 million, or 50%, from $70.2 million to $105.4 million, compared to the three months ended September 30, 2001. Production from the acquired Belco properties accounted for $28.1 million of the increase. Production volumes increased by 7.9 Bcfe, or 34%, from 23.3 Bcfe to 31.3 Bcfe. Acquired Belco properties accounted for 7.3 Bcfe of the increase. Production volumes also increased 1.4 Bcfe from recent discoveries in the Gulf of Mexico and 0.9 Bcfe due to an acquisition of properties in the Williston Basin in March 2002. The increases in production volumes were partially offset by oil and natural gas production declines in the Gulf of Mexico developed properties. The increase in oil and natural gas revenues was also due to increases of 6% and 13% in realized natural gas prices and oil prices, respectively, excluding the effects of hedging. Hedging transactions had the effect of decreasing oil and natural gas revenues by $1.8 million, or $0.6 per Mcfe, and $0.3 million, or $0.1 per Mcfe, for the three months ended September 30, 2002 and 2001, respectively.

      Oil and natural gas revenues for the nine months ended September 30, 2002 increased by $61.0 million, or 26%, from $234.4 million to $295.4 million, over the comparable period in 2001. Production from the acquired Belco properties accounted for an increase of $106.0 million. The increase in production volumes, including production attributable to Belco properties, was partially offset by decreases of 38% and 5% in realized natural gas prices and oil prices, respectively, excluding the effects of hedging. Production volumes increased 39.6 Bcfe from 55.6 Bcfe in 2001 to 95.3 Bcfe in 2002 (acquired Belco properties accounted for 34.0 Bcfe of the increase). Production volumes also increased 5.4 Bcfe from recent discoveries in the Gulf of Mexico and 2.1 Bcfe due to an acquisition of properties in the Williston Basin in March 2002. The increases in production volumes were partially offset by oil and natural gas production declines in the Gulf of Mexico developed properties. Hedging transactions had the effect of increasing oil and natural gas revenues by $1.5 million, or $0.02 per Mcfe, and reducing oil and natural gas revenues by $1.8 million, or $0.03 per Mcfe, for the nine months ended September 30, 2002 and 2001, respectively.

      Commodity Price Risk Management Activities. The Company recorded a loss of $0.7 million in the non-hedge change in fair value of derivatives for the three months ended September 30, 2002, compared to a $17.7 million gain for the three months ended September 30, 2001. There were no non-hedge settlements of derivatives recorded for the three months ended September 30, 2002 as compared to a loss of $1.0 million for the same period in 2001. The gains and losses relate to settlements of derivatives and changes in fair value on derivatives that under SFAS No. 133 do not qualify for hedge accounting.

      For the nine months ended September 30, 2002, the Company recorded a loss of $8.9 million in the non-hedge change in fair value of derivatives, compared to a gain of $24.5 million for the same period in 2001. Non-hedge settlements of derivatives for the nine months ended September 30, 2002 resulted in a gain of $0.8 million compared to a loss of $0.6 million for the nine months ended September 30, 2001. The gains and losses relate to settlements of derivatives and changes in fair value on derivatives that under SFAS No. 133 do not qualify for hedge accounting.

      Gain (Loss) on Sale of Operating Assets, Net. For the three and nine months ended September 30, 2002, we recorded a net gain of $0.1 million and a net loss of $1.7 million, respectively, on sales of non-core onshore operating assets (gain (loss) was calculated as the difference between the sales proceeds and the carrying value of the properties as of the date of the sale). For the three and nine months ended September 30, 2001 there were no dispositions of operating assets.

      Lease Operating Expense. Lease operating expense for the three months ended September 30, 2002 increased by $8.7 million, or 59%, from $14.8 million to $23.5 million, compared to the same period in 2001. Lease operating expenses from the acquired Belco properties accounted for $6.7 million of the increase. The remaining increase was primarily a result of increased production from recent offshore discoveries, nonrecurring workover expense in the Gulf of Mexico and the acquisition in the Williston Basin in March 2002. On a per Mcfe basis, lease operating expense increased from $0.63 to $0.75 in the 2001 and 2002 periods, respectively. The increase on a per Mcfe basis was primarily due to nonrecurring workover expense performed in the three months ended September 30, 2002 at a rate of $0.09 per Mcfe.

      Lease operating expense for the nine months ended September 30, 2002 increased by $32.6 million, or 94%, from $34.8 million to $67.4 million, compared to the same period in 2001. Lease operating expenses from the acquired Belco properties accounted for $26.1 million of the increase. The remaining increase was primarily a result of increased production from recent offshore discoveries, nonrecurring workover expense in the Gulf of Mexico and the acquisition in the Williston Basin in March 2002. On a per Mcfe basis, lease operating expense increased from $0.63 to $0.71 in the 2001 and 2002 periods, respectively. The increase on a per Mcfe basis was primarily due to nonrecurring workover expense performed in the nine months ended September 30, 2002 at a rate of $0.07 per Mcfe.

      Production Taxes. Production taxes for the three months ended September 30, 2002 increased by $2.2 million, or 73%, from $3.0 million to $5.2 million, compared to the same period in 2001. Production taxes on the acquired Belco properties accounted for $1.6 million of the increase and the acquisition in the Williston Basin in March 2002 caused an increase of $0.4 million. As a percent of oil and natural gas revenues (excluding the effects of hedges), production taxes increased from 4.3% to 4.9%. The increase in production taxes as a percent of revenue is primarily the result of the Belco and the Williston Basin acquisition in August 2001 and March 2002, respectively, which increased the number of onshore properties that are subject to production taxes.

      Production taxes for the nine months ended September 30, 2002 increased by $7.9 million, or 88%, from $8.9 million to $16.8 million, compared to the same period in 2001. Production taxes on the acquired Belco properties caused an increase of $8.9 million and the acquisition in the Williston Basin in March 2002 caused an increase of $0.8 million. The increases were partially offset by the decreases in oil and natural gas prices. As a percent of oil and natural gas revenues (excluding the effects of hedges), production taxes increased from 3.8% to 5.7%. The increase in production taxes as a percent of revenue is primarily the result of the Belco and the Williston Basin acquisition in August 2001 and March 2002, respectively, which increased the number of onshore properties that are subject to production taxes.

      Transportation Costs. Transportation costs for the three months ended September 30, 2002 increased by $0.9 million, or 76%, from $1.2 million to $2.2 million, compared to the same period in 2001. The acquired Belco properties accounted for an increase of $0.8 million.

      Transportation costs for the nine months ended September 30, 2002 increased by $2.9 million, or 73%, from $3.9 million to $6.8 million, compared to the same period in 2001. Transportation costs from the acquired Belco properties accounted for $2.2 million of the increase. The remaining increase was primarily due to a one time adjustment related to certain coalbed methane wells.

      Exploration Costs. Exploration costs for the three months ended September 30, 2002 decreased by $9.9 million, or 73%, from $13.5 million to $3.6 million, compared to the same period in 2001. Dry hole costs for the three months ended September 30, 2002 decreased $7.7 million, compared to the same period in 2001. One unsuccessful exploratory well was drilled in the Gulf of Mexico in the three months ended September 30, 2002, compared to two higher cost unsuccessful exploratory wells drilled in the Gulf of Mexico in the three months ended September 30, 2001. The remaining decrease in exploration costs of $2.4 million was primarily attributable to the timing of purchases of Gulf of Mexico 3-D seismic data during the three months ended September 30, 2002, compared to the same period in 2001.

      Exploration costs for the nine months ended September 30, 2002 decreased by $2.7 million, or 11%, from $24.3 million to $21.6 million, compared to the same period in 2001. Dry hole costs for the nine months ended September 30, 2002 decreased $4.1 million, compared to the same period in 2001. For the nine months ended September 30, 2002, five unsuccessful exploratory wells were drilled in the Gulf of Mexico and two unsuccessful onshore exploratory wells were drilled. For the nine months ended September 30, 2001, five unsuccessful exploratory wells were drilled at higher costs in the Gulf of Mexico. The decrease in dry hole costs was partially offset by increases in purchases of Gulf of Mexico 3-D seismic data and delay rentals during the nine months ended September 30, 2002, compared to the same period in 2001.

      Depletion, Depreciation and Amortization (DD&A) Expense. DD&A expense increased $16.5 million during the three months ended September 30, 2002, from $31.2 million to $47.7 million, compared to the same period in 2001. Depletion related to the acquired Belco properties caused DD&A expense to increase $15.6 million. An increase of $3.8 million is related to recent discoveries in the Gulf of Mexico and an increase of $0.7 million was related to the acquired properties in the Williston Basin in March 2002. The remaining increase was due to additions and acquisitions of oil and natural gas properties since September 30, 2001. The increases were partially offset by a decrease in DD&A related to developed Gulf of Mexico properties due to a natural decline in production. On a per Mcfe basis, DD&A expense increased from $1.34 to $1.53 primarily due to recent discoveries in the Gulf of Mexico and acquired Belco properties, which have higher DD&A expense per Mcfe.

      DD&A expense increased $74.8 million during the nine months ended September 30, 2002, from $72.3 million to $147.1 million, compared to the same period in 2001. Depletion related to the acquired Belco properties caused DD&A expense to increase $59.4 million. Recent discoveries in the Gulf of Mexico caused DD&A expense to increase $13.1 million and an increase of $1.7 million was related to the acquired properties in the Williston Basin in March 2002. The remaining increase was primarily due to additions and acquisitions of oil and natural gas properties since September 30, 2001. The increases were partially offset by a decrease in DD&A related to developed Gulf of Mexico properties due to a natural decline in production. On a per Mcfe basis, DD&A expense increased from $1.30 to $1.54 primarily due to recent discoveries in the Gulf of Mexico and acquired Belco properties, which have higher DD&A expense per Mcfe.

      Impairment of Unproved Properties. During the three months ended September 30, 2002, we recognized unproved property impairments of $2.8 million. The impairments consisted of $0.8 million for expired leases held in Wyoming which were acquired from Belco and $2.0 million on offshore leases. The offshore impairments were recognized as a result of an assessment of the exploration opportunities existing on such properties. During the three months ended September 30, 2001, we recognized unproved property impairments of $1.4 million on offshore leases.

      During the nine months ended September 30, 2002, we recognized unproved property impairments of $9.1 million. The impairments consisted of $3.4 million for expired leases held in Wyoming, $1.6 million for expired leases held in Texas, $3.1 million for offshore leases and $1.0 million for expired leases held in North Dakota, Louisiana and various other states. Unproved properties acquired from Belco accounted for $5.8 million of the impairments related to expired leases. The offshore impairments were recognized as a result of an assessment of the exploration opportunities existing on such properties. During the nine months ended September 30, 2001, we recognized unproved property impairments of $3.1 million on offshore leases.

      Stock Compensation Expense. During the three months ended September 30, 2002, we recorded $1.8 million of stock compensation expense related to certain stock options as a result of applying FASB Interpretation No. 44 and recorded $0.1 million in expense related to the issuance of restricted stock. During the three months ended September 30, 2001, we reduced stock compensation expense related to certain stock options previously recognized in prior periods by $2.4 million as a result of applying FASB Interpretation No. 44 and recorded $0.1 million in expense related to the issuance of restricted stock.

      During the nine months ended September 30, 2002, we recorded $1.8 million of stock compensation expense as a result of applying FASB Interpretation No. 44 and recorded $0.2 million in expense related to the issuance of restricted stock. During the nine months ended September 30, 2001, we reduced stock compensation expense related to certain stock options previously recognized in prior periods by $1.4 million as a result of applying FASB Interpretation No. 44 and recorded $0.3 million in expense related to the issuance of restricted stock.

      General and Administrative (G&A) Expense. G&A expense increased $1.6 million, or 37%, during the three months ended September 30, 2002, from $4.1 million to $5.7 million, compared to the same period in 2001. The Merger accounted for $1.1 million of the increase. The remaining increase was primarily related to payroll costs such as salaries and benefits, resulting from an increase in staff. G&A expense per Mcfe of production remained the same at $0.18 in the third quarter of 2002 and 2001, respectively.

      G&A expense increased $6.3 million, or 58%, during the nine months ended September 30, 2002, from $10.8 million to $17.1 million, compared to the same period in 2001. The Merger accounted for $4.8 million of the increase. A majority of the remaining increase was related to payroll costs such as salaries and benefits, resulting from an increase in staff, and due to additional legal fee expense related to general corporate matters. G&A expense per Mcfe of production decreased during the nine months ended September 30, 2002 from $0.19 to $0.18, compared to the same period in 2001.

      Other Income (Expense). Other income (expense) for the three months ended September 30, 2002 was ($7.2) million compared to ($1.2) million for the three months ended September 30, 2001. Interest expense increased $3.7 million during the three months ended September 30, 2002, compared to the same period in 2001, as a result of the increase in the debt balances relating to the Merger. For the three months ended September 30, 2001, we recorded income of $2.2 million related to the changes in fair values on interest rate swap contracts that were not designated as hedges for accounting purposes. For the three months ended September 30, 2002, we did not have any interest rate swap contracts that did not qualify for hedge accounting, because the contracts in existence at September 30, 2001 have been terminated or expired.

      Other income (expense) for the nine months ended September 30, 2002 was ($22.8) million compared to ($1.1) million for the nine months ended September 30, 2001. Interest expense increased $19.4 million during the nine months ended September 30, 2002, compared to the same period in 2001, as a result of the increase in the debt balances relating to the Merger. For the nine months ended September 30, 2002 and 2001, we recorded income of $0.2 million and $1.9 million respectively, related to the changes in fair values on interest rate swap contracts that were not designated as hedges for accounting purposes.

      Income Taxes. We recorded a deferred income tax expense of $1.2 million and $6.8 million for the three months ended September 30, 2002 and 2001, respectively.

      We recorded a deferred income tax benefit of $8.6 million for the nine months ended September 30, 2002 due to a net loss. For the nine months ended September 30, 2001, we recorded income tax expense of $35.9 million ($33.9 million deferred and $2.0 million current).

      Net Income. Net income for the three months ended September 30, 2002 was $2.2 million compared to net income of $11.8 million for the three months ended September 30, 2001. The variance was primarily attributable to increases in net revenues of $16.5 million and decrease in income tax expense of $5.5 million offset by increases of $25.6 million in operating expenses and other expense of $6.0 million.

      Net loss for the nine months ended September 30, 2002 was $14.9 million compared to net income of $62.4 million for the nine months ended September 30, 2001. The variance was primarily attributable to increases in net revenues of $30.6 million and income tax benefit of $44.5 million offset by increases of $130.7 million in operating expenses and other expense of $21.7 million.

Liquidity and Capital Resources

      Our principal uses of capital have been for the exploitation, acquisition and exploration of oil and natural gas properties.

      Net cash provided by operating activities was $159.8 million for the nine months ended September 30, 2002 compared to $175.7 million for the nine months ended September 30, 2001. Operating cash flow in the nine month period decreased compared to the prior period due to decreased oil and natural gas prices, and higher operating and other expenses.

      Net cash used in investing activities was $263.0 million for the nine months ended September 30, 2002 compared to $138.4 million for the nine months ended September 30, 2001. Of this total for the nine months ended September 30, 2002, $104.9 million was used for exploitation and exploration activities and $168.5 million was used for acquisitions, offset by proceeds from sales of properties of $10.5 million. Investing activities for the nine months ended September 30, 2001 included $132.7 million for exploitation and exploration activities and $6.3 million for acquisitions, offset by proceeds from sales of properties of $0.7 million.

      Net cash provided by financing activities was $110.8 million for the nine months ended September 30, 2002 compared to ($20.5) million for the nine months ended September 30, 2001. Financing activities for the nine months ended September 30, 2002 consisted of $155.0 million in borrowings utilized for the acquisition and development of oil and natural gas properties, $1.1 million from issuance of common stock and $3.7 million from the gain on the cancellation of the 8 7/8% fair value interest rate swap offset by $45.0 million debt repayment and a $3.6 million preferred stock dividend payment.

Financing Activity

Revolving Credit Facility

      The Company entered into the Revolving Credit Facility with a syndicate of banks upon closing of the Merger, which was subsequently amended on November 5, 2001. The Revolving Credit Facility, as amended, provides for a maximum committed amount of $500 million and a borrowing base of approximately $400 million as of September 30, 2002. The facility matures on July 1, 2005. Advances under the Revolving Credit Facility are in the form of either an ABR loan or a Eurodollar loan.

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

      As of September 30, 2002, we had borrowings and letters of credit issued of approximately $148.8 million outstanding under the Revolving Credit Facility with a weighted average interest rate of 4.23% and available unused borrowing capacity of approximately $251.2 million. All loans were Eurodollar loans.

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

Acquisitions of Certain Oil and Gas Properties

      On September 30, 2002 we acquired southeast Texas oil and gas properties for a total cash purchase price of approximately $120 million, subject to certain purchase price adjustments. We estimate the total proved reserves in the acquired properties to be approximately 76 Bcfe, of which 82% is natural gas. We will operate essentially all of the properties. The purchase also includes 10,000 net undeveloped acres and an interest in

300 square miles of 3-D seismic data. We used funds drawn under our revolving credit facility and cash flow from operations to pay for the acquisition.

      On November 6, 2002 we agreed to purchase from El Paso Corporation and certain of its affiliated companies natural gas properties and midstream gathering and compression assets located in Utah for a purchase price of approximately $502 million, subject to certain purchase price adjustments. We expect to close the transaction in December of 2002. We estimate that in total the assets would add approximately 600 Bcfe of proved reserves to our reserve base. Currently these assets are producing approximately 80 Mmcfe/d. We plan to fund the transaction initially with debt and are currently pursuing additional financing options, including issuance of equity, the sale of assets, securing a partner for a portion of the acquisition or other capital markets transactions.

Capital Expenditures

      We anticipate that our capital expenditures for 2002 will be approximately $170 million. We do not budget for acquisitions and in the first nine months of 2002 we had acquisitions of $168.5 million. We anticipate that our primary cash requirements for 2002 will include funding acquisitions, funding development projects and general working capital needs. For the first nine months of 2002, we had capital expenditures of $104.9 million excluding geological and geophysical costs incurred of $7.0 million. We will continue to seek opportunities for acquisitions of proved reserves with substantial exploitation and exploration potential. The size and timing of capital requirements for acquisitions is inherently unpredictable and we therefore do not budget for them. We expect to fund our capital expenditure activities, which include acquisition, development of and exploration on our oil and natural gas properties through cash flow from operations and available capacity under the Revolving Credit Facility.

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

      As of September 30, 2002, we had substantial derivative financial instruments outstanding and related to our price risk management program. See “Note 4” to our consolidated financial statements in Item 1 of this Report for additional details on our oil and natural gas related transactions in effect as of September 30, 2002. For more information on our interest rate swaps in effect as of September 30, 2002, see “Note 3” to our consolidated financial statements in Item 1 of this Report.

Item 4.     Controls and Procedures

      Our Chairman of the Board and Chief Executive Officer and our Chief Financial Officer (our principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of a date within 90 days prior to the date of the filing of this report on Form 10-Q, that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Chairman of the Board and Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

      There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of such evaluation.

PART II — OTHER INFORMATION

Item 1.     Legal Proceedings

      None.

Item 2.     Changes in Securities and Use of Proceeds

      (a) During the quarter ended September 30, 2002, we issued 206 shares of Common Stock in connection with the exercise of options granted pursuant to the Belco 1996 Stock Incentive Plan.

      (b) On September 11, 2002 we paid the second quarter dividend for 2002 of $0.40625 per share per quarter on our 6 1/2% Convertible Preferred Stock.

Item 3.     Defaults Upon Senior Securities

      None.

Item 4.     Submission of Matters to a Vote of Security Holders

      None.

Item 5.     Other Information

      None.

Item 6.     Exhibits and Reports on Form 8-K

      (a) Exhibits. The following exhibits are filed as part of this Form 10-Q:

2.1	Agreement and Plan of Merger, dated as of March 9, 2000, by and among Westport Oil and Gas Company, Inc., Westport Energy Corporation, Equitable Production Company, Equitable Production (Gulf) Company and EPGC Merger Sub Corporation (incorporated by reference to Exhibit 2.1 to the registration statement on Form S-1, Registration No. 333-40422), filed with the Securities and Exchange Commission on June 29, 2000).
2.2	Agreement and Plan of Merger, dated as of June 8, 2001, by and among Belco Oil & Gas Corp. and Westport Resources Corporation (incorporated by reference to Exhibit 2.1 to the registration statement on Form S-4/A, (Registration No. 333-64320), filed with the Securities and Exchange Commission on July 24, 2001).
3.1	Amended Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the registration statement on Form 8-A/A, filed with the Securities and Exchange Commission on August 31, 2001).
3.2	Second Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the registration statement on Form 8-A/A, filed with the Securities and Exchange Commission on August 31, 2001).
4.1	Specimen Certificate for shares of Common Stock of the Company (incorporated by reference to Exhibit 4.1 to the registration statement on Form 8-A/A, filed with the Securities and Exchange Commission on August 31, 2001).

4.2		Specimen Certificate for shares of 6 1/2% Convertible Preferred Stock of the Company (incorporated by reference to Exhibit 4 to the registration statement on Form 8-A/ A, filed with the Securities and Exchange Commission on August 31, 2001).
*99	.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Chief Executive Officer of the Company.
*99	.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Chief Financial Officer of the Company.

      (b) Reports on Form 8-K:

None.

*	Filed herewith

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WESTPORT RESOURCES CORPORATION

By:	/s/ DONALD D. WOLF
Name: Donald D. Wolf
Title: Chairman of the Board and Chief Executive Officer

Date: November 8, 2002

By:	/s/ LON MCCAIN
Name: Lon McCain
Title: Vice President, Chief Financial Officer and Treasurer

Date: November 8, 2002

CERTIFICATION

I, Donald D. Wolf, Chairman of the Board and Chief Executive Officer of Westport Resources Corporation, certify that:

      1. I have reviewed this quarterly report on Form 10-Q of Westport Resources Corporation;

      2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

      3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

      4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

      6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By:	/s/ DONALD D. WOLF
Name: Donald D. Wolf
Title: Chairman of the Board and Chief Executive Officer

Date: November 8, 2002

CERTIFICATION

I, Lon McCain, Vice President, Chief Financial Officer and Treasurer of Westport Resources Corporation, certify that:

      1. I have reviewed this quarterly report on Form 10-Q of Westport Resources Corporation;

      2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

      3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

      4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

      6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By:	/s/ LON MCCAIN
Name: Lon McCain
Title: Vice President, Chief Financial Officer and Treasurer

Date: November 8, 2002

INDEX TO EXHIBITS

Exhibit
Number

2.1		Agreement and Plan of Merger, dated as of March 9, 2000, by and among Westport Oil and Gas Company, Inc., Westport Energy Corporation, Equitable Production Company, Equitable Production (Gulf) Company and EPGC Merger Sub Corporation (incorporated by reference to Exhibit 2.1 to the registration statement on Form S-1, Registration No. 333-40422), filed with the Securities and Exchange Commission on June 29, 2000).
2.2		Agreement and Plan of Merger, dated as of June 8, 2001, by and among Belco Oil & Gas Corp. and Westport Resources Corporation (incorporated by reference to Exhibit 2.1 to the registration statement on Form S-4/A, (Registration No. 333-64320), filed with the Securities and Exchange Commission on July 24, 2001).
3.1		Amended Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the registration statement on Form 8-A/A, filed with the Securities and Exchange Commission on August 31, 2001).
3.2		Second Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the registration statement on Form 8-A/A, filed with the Securities and Exchange Commission on August 31, 2001).
4.1		Specimen Certificate for shares of Common Stock of the Company (incorporated by reference to Exhibit 4.1 to the registration statement on Form 8-A/A, filed with the Securities and Exchange Commission on August 31, 2001).
4.2		Specimen Certificate for shares of 6 1/2% Convertible Preferred Stock of the Company (incorporated by reference to Exhibit 4 to the registration statement on Form 8-A/ A, filed with the Securities and Exchange Commission on August 31, 2001).
*99	.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Chief Executive Officer of the Company.
*99	.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Chief Financial Officer of the Company.

*	Filed herewith