Form 10-K
period 2002-12-31
WESTPORT RESOURCES CORP /NV/
filed 2003-03-10
CIK 889005

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------

                                   FORM 10-K

(Mark One)
   [X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

           FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

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

                           1670 BROADWAY, SUITE 2800
                             DENVER, COLORADO 80202
                    (Address of principal executive offices)
                                   (Zip code)

              (REGISTRANT'S TELEPHONE NUMBER INCLUDING AREA CODE):
                                 (303) 573-5404

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                    EACH CLASS                           NAME OF EACH EXCHANGE ON WHICH REGISTERED
                    ----------                           -----------------------------------------
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

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

    Indicate by check mark whether the registrant is an accelerated filer (as
defined in Exchange Act Rule 12b-2)  Yes [X]    No [ ]

    The aggregate market value of the voting and non-voting common stock held by non-affiliates of the Registrant as of June 28, 2002 (the last business day of the Registrant's most recently completed second fiscal quarter) was approximately $269,947,165. The number of shares of the Registrant's common stock outstanding as of March 3, 2003, was 66,793,522.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Parts of the definitive proxy statement for the Registrant's 2003 annual meeting of stockholders are incorporated by reference into Part III of this Form 10-K.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                        PAGE
                                                                        ----
Special Note Regarding Forward-Looking Statements.....................    2
ITEM NO.
--------
                                   PART I


Item 1.   Business....................................................    3
Item 2.   Properties..................................................   24
Item 3.   Legal Proceedings...........................................   32
Item 4.   Submission of Matters to a Vote of Security Holders.........   32

                                  PART II


Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters.........................................   33
Item 6.   Selected Financial Data.....................................   34
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................   35
Item 7A.  Quantitative and Qualitative Disclosures about Market
          Risk........................................................   47
Item 8.   Financial Statements and Supplementary Data.................   50
Item 9.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure....................................   50

                                  PART III


Item 10.  Directors and Executive Officers of the Registrant..........   51
Item 11.  Executive Compensation......................................   51
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management..................................................   51
Item 13.  Certain Relationships and Related Transactions..............   51
Item 14.  Control and Procedures......................................   51

                                  PART IV


Item 15.  Exhibits, Financial Statement Schedules, and Reports on Form
          8-K.........................................................   51
Signatures............................................................   57
Index to Consolidated Financial Statements............................  F-1

               SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     Our disclosure and analysis in this report, including information incorporated by reference, includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or Securities Act, Section 21E of the Securities Exchange Act of 1934, as amended, or Exchange Act, and the Private Securities Litigation Reform Act of 1995, that are subject to risks and uncertainties. Forward-looking statements give our current expectations and projections relating to the acquisition, which closed on December 17, 2002, of certain natural gas properties and midstream gathering and compression assets located in Utah from certain affiliates of El Paso Corporation, and the financial condition, results of operations, plans, objectives, future performance and business of Westport Resources Corporation and its subsidiaries. You can identify these statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as "anticipate," "estimate," "expect," "project," "intend," "plan," "believe" and other words and expressions of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events. All statements other than statements of historical facts included in this report that address activities, events or developments that we expect, believe or anticipate will or may occur in the future are forward-looking statements including, among other things, statements relating to:

     - amount, nature and timing of capital expenditures;

     - amount,

     - projected drilling of wells;

     - reserve estimates;

     - timing and amount of future production of oil and natural gas;

     - operating costs and other expenses;

     - cash flow, anticipated liquidity and prospects for growth;

     - estimates of proved reserves and exploitation and exploration opportunities; and

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

                                     PART I

ITEM 1.  BUSINESS

ABOUT WESTPORT

     Unless otherwise indicated or the context otherwise requires, all references in this report to "Westport," the "Company," "us," "our," or "we" are to Westport Resources Corporation, a Nevada corporation, and its consolidated subsidiaries. On December 17, 2002, we closed, effective as of June 1, 2002, the acquisition, also referred to as the Acquisition, of certain natural gas properties and midstream gathering and compression assets located in the Uinta Basin,Utah, also referred to as the Acquired Properties, from certain affiliates of El Paso Corporation. We have provided definitions for some of the oil and natural gas industry terms used in this report in the "Glossary of Oil and Natural Gas Terms" beginning on page 21.

     We are an independent energy company engaged in oil and natural gas exploitation, acquisition and exploration activities primarily in the United States. Based upon production levels during the fourth quarter of 2002, we are among the 20 largest domestic independent exploration and production companies. Our reserves and operations are concentrated in the following divisions:
Northern, which primarily includes properties in North Dakota and Wyoming; Western, which includes the Acquired Properties in the Uinta Basin; Southern, which primarily includes properties in Oklahoma, Texas and Louisiana; and Gulf of Mexico, which includes our offshore properties. We focus on maintaining a balanced portfolio of lower-risk, long-life onshore reserves and higher-margin offshore reserves to provide a diversified cash flow foundation for our exploitation, acquisition and exploration activities.

     On December 17, 2002, we closed, effective as of June 1, 2002, the Acquisition of producing properties, undeveloped leasehold, gathering and compression facilities and other related assets in the Greater Natural Buttes area of Uintah County, Utah for approximately $507 million. The Greater Natural Buttes field is a core asset with a reserve to production ratio of over 20 years. The Acquisition increased our reserves by approximately 60%, raised production by approximately 19% and replaced nearly 459% of our 2002 production. The Acquired Properties contain over 600 proved undeveloped locations, with additional exploitation and exploration opportunities on our 244,000 net acres of leasehold.

     In addition to our acquisition activity, we successfully executed a series of capital market transactions, refinanced our revolving credit facility to expand our borrowing capacity by approximately 17% and increased our shareholder float by approximately 89%. These transactions include the private offering of $300 million of our 8 1/4% Senior Subordinated Notes Due 2011, at an effective yield of approximately 7 5/8%, which we completed in December 2002. Concurrently, we closed the public offering of 11.5 million shares of our common stock at a price of $19.90 per share. These two transactions together generated net proceeds of approximately $517 million, which were used to fund the Acquisition. In December 2002, we also entered into a credit facility, referred to as the Revolving Credit Facility, with JPMorgan Chase Bank and Credit Suisse First Boston Corporation to replace our previous revolving credit facility. The Revolving Credit Facility provides for a maximum committed amount of $600 million, with an initial borrowing base of approximately $470 million and a maturity date of December 16, 2006. In November 2002, we completed a private placement of 3.125 million shares of our common stock to certain qualified institutional buyers at a net price to us of $16.00 per share and received aggregate proceeds of $50 million in connection with this transaction.

     Over the last several years acquisitions and subsequent exploitation have fueled growth in our reserves, production and cash flow. From December 31, 1997 to December 31, 2002, we increased our estimated proved reserves from 197 Bcfe to 1,580 Bcfe, a compounded annual growth rate of approximately 52%. Over the same period we increased average daily production from 66 Mmcfe/d to 356 Mmcfe/d, a compounded annual growth rate of approximately 40%. This increased our reserve to production ratio from approximately 7 years to approximately 10 years. Our reserve and production growth has been complemented by consistent reductions in our per unit cost structure over the same period from $1.32 per Mcfe to $1.12 per Mcfe of our net production for lease operating expenses, transportation costs, production taxes and general and administrative costs. For the twelve months ended December 31, 2002, we generated oil and natural gas sales of $429 million.

     We believe that our exploration and exploitation inventory and our acquisition expertise, together with our operating experience and cost structure, provide us with the ability to generate substantial current cash flow and position us for future growth. We operate approximately 77% of the net present value of our reserves, allowing us to better manage expenses, capital allocation and the decision-making processes related to all aspects of exploitation and exploration activities. Our capital expenditures for 2002 were approximately $163.5 million, which does not include acquisitions. We expect that our total 2003 capital budget, excluding acquisitions, will be approximately $230 million, 75% of which has been allocated to exploitation. We anticipate drilling between 275 and 350 wells during 2003.

     As of December 31, 2002, our estimated proved reserves of 1,580 Bcfe had a pre-tax net present value, discounted at 10%, of approximately $2.4 billion based on year end NYMEX prices of $31.23 per barrel of oil and $4.58 per Mmbtu of natural gas. Approximately 66% of our reserves were classified as proved developed as of December 31, 2002. The following table sets forth the volume and net present value of our estimated proved reserves as of December 31, 2002 and a summary of our fourth quarter 2002 production by division:

                                                                       AT DECEMBER 31, 2002
                                             ------------------------------------------------------------------------
                                                                                                  NET PRESENT VALUE
                          QUARTER ENDED                  PROVED RESERVE QUANTITIES                  BEFORE INCOME
                       {DECEMBER 31, 2002    -------------------------------------------------         TAXES(2)
                        AVERAGE NET DAILY                                                        --------------------
                           PRODUCTION                                  NATURAL GAS
                       -------------------   CRUDE OIL   NATURAL GAS     LIQUIDS       TOTAL       AMOUNT
DIVISION               MMCFE/D    PERCENT     (MMBBL)       (BCF)        (MMBBL)     (BCFE)(1)   (MILLIONS)   PERCENT
--------               --------   --------   ---------   -----------   -----------   ---------   ----------   -------
Northern.............    107.3      28.5%      34.3          146.9          --          352.9     $  514.9      21.4%
Western (3)..........     11.1       2.9%       1.2          589.3          --          596.1        554.7      23.1%
Southern.............    150.6      40.0%      36.7          255.4          --          475.6        876.9      36.4%
Gulf of Mexico.......    107.5      28.6%       7.0          109.8         0.5          155.0        459.3      19.1%
                        ------     -----       ----        -------         ---        -------     --------     -----
     Total...........    376.5     100.0%      79.2        1,101.4         0.5        1,579.6     $2,405.8     100.0%
                        ======     =====       ====        =======         ===        =======     ========     =====

---------------

(1) Mmbbls converted to Bcfe at a six to one conversion.

(2) Excludes value attributable to the gathering and compression assets of Westport Field Services, LLC, one of our subsidiaries.

(3) Includes production from the Acquisition closing date of December 17, 2002 through December 31, 2002.

OUR STRATEGY

     Our strategy is to grow our reserve base and production, maintain our diversified risk profile and expand our investment opportunities primarily by executing on lower-risk exploitation projects and acquisitions. Although our emphasis is on exploitation and acquisition activities, we will continue drilling potentially higher-impact exploration prospects, thereby balancing risks while maintaining significant potential for growth. To accomplish this strategy, we will:

     - enhance our exploitation activity by allocating approximately 75% of our capital budget to exploitation to increase production and enhance our reserve base;

     - continue our acquisition activity to achieve greater immediate cash flow and expand our exploitation inventory;

     - continue to generate and drill an extensive prospect inventory by applying current technology and leveraging our significant operational capabilities and acreage inventory; and

     - maintain financial flexibility and a conservative capital structure through prudent financial and hedging activities.

COMPANY HISTORY

     Westport was formed by the merger on April 7, 2000 of Westport Oil and Gas Company, Inc., which we refer to as Westport Oil and Gas, and Equitable Production (Gulf) Company, which we refer to as EPGC, an indirect, wholly owned subsidiary of Equitable Resources, Inc. As a result of the merger, Westport Oil and Gas became a wholly owned subsidiary of EPGC, which subsequently changed its name to Westport Resources Corporation, and the stockholders of Westport Oil and Gas became the majority stockholders of EPGC. The senior management team of Westport Oil and Gas became the management team for the combined company, complemented by certain key managers from EPGC. The merger between EPGC and Westport Oil and Gas was accounted for using purchase accounting with Westport Oil and Gas as the surviving accounting entity. Westport began consolidating the results of EPGC with the results of Westport Oil and Gas as of the April 7, 2000 closing date.

     On August 21, 2001, the stockholders of Belco Oil and Gas Corp., or Belco, approved an agreement and plan of merger, dated as of June 8, 2001, between Belco and Westport. Pursuant to this agreement, Westport was merged with and into Belco, with Belco surviving and changing its name to Westport Resources Corporation. The merger was accounted for as a purchase transaction for financial accounting purposes with Westport as the surviving accounting entity. Westport began consolidating the results of Belco with its results as of the August 21, 2001 closing date.

     We are incorporated under the laws of the State of Nevada. Our principal offices are located at 1670 Broadway Street, Suite 2800, Denver, Colorado 80202. Our telephone number is (303) 573-5404, and our web site can be found at www.westportresourcescorp.com.

PURCHASERS AND MARKETING

     Our oil and natural gas production is principally sold to marketers and other purchasers having access to nearby pipeline facilities. In areas where there is no practical access to pipelines, oil is trucked to storage facilities. Our marketing of oil and natural gas can be affected by factors beyond our control, the effects of which cannot be accurately predicted. For 2002, our largest purchaser was Conoco Inc., which accounted for 10% of our oil and natural gas sales. No other purchasers accounted for more than 10% of our oil and natural gas sales. We do not believe, however, that the loss of any of our purchasers would have a material adverse effect on our operations.

     We periodically enter into commodity derivative contracts (future contracts, swaps or options) in order to (i) reduce the effect of the volatility of price changes on the commodities we produce and sell, (ii) support our annual capital budgeting and expenditure plans and (iii) lock in prices to protect the economics related to certain capital projects. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" for a description of our hedging activities, "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" and Note 3 of Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" for information concerning the impact to revenues during 2002, 2001 and 2000 from our commodity derivative activities, our open derivative positions and related prices.

SEASONALITY

     Demand for natural gas has historically been seasonal, with peak demand and typically higher prices occurring during the colder winter months.

COMPETITION

     We compete with major and independent oil and natural gas companies. Because oil and natural gas are commodities that are sold by hundreds of competitors, we cannot identify with certainty which of our competitors are material competitors. Some of our competitors have substantially greater financial and other resources than we do. In addition, larger competitors may be able to absorb the burden of any changes in Federal, state and local laws and regulations more easily than we can, which would adversely affect our competitive position. Our competitors may be able to pay more for exploratory prospects and productive oil and natural gas properties and may be able to define, evaluate, bid for and purchase a greater number of properties and prospects than we can. Further, these companies may enjoy technological advantages and may be able to implement new technologies more rapidly than we can. Our ability to explore for oil and natural gas prospects and to acquire additional properties in the future will depend upon our ability to conduct operations, to evaluate and select suitable properties, implement advanced technologies and to consummate transactions in this highly competitive environment.

REGULATION

     Federal Regulation of Sales and Transportation of Natural
Gas. Historically, the transportation and sale for resale of natural gas in interstate commerce have been regulated pursuant to the Natural Gas Act of 1938, or NGA, the Natural Gas Policy Act of 1978 and the regulations promulgated there under by the Federal Energy Regulatory Commission, or the FERC. In the past, the Federal government has regulated the prices at which natural gas could be sold. Deregulation of natural gas sales by producers began with the enactment of the Natural Gas Policy Act. In 1989, Congress enacted the Natural Gas Wellhead Decontrol Act, which removed all remaining NGA and Natural Gas Policy Act price and non-price controls affecting producer sales of natural gas effective January 1, 1993. Congress could, however, reenact price controls in the future.

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

     In subsequent action, the FERC issued Order No. 637 and a series of related orders, which are intended to institute incremental reforms to the Order No. 636 regulatory model. The FERC's stated purpose in Order No. 637 is to "improve the efficiency of the market and to provide captive customers with the opportunity to reduce their cost of holding long-term pipeline capacity while continuing to protect against the exercise of market power." Order No. 637, among other things, (i) removed price caps on short-term (less than 12 months in duration) capacity release transactions through September 30, 2002, (ii) authorizes pipelines to implement peak and off-peak rates for short-term services and term-differentiated rates, (iii) requires pipelines to offer enhanced imbalance management services and to implement netting and trading of transportation imbalances, (iv) limits the use of pipeline penalties, and (v) provides increased transparency through enhanced posting of transactional information on pipelines' websites. Order No. 637 was implemented through compliance filings by pipelines, on which shippers were afforded the opportunity to comment. The FERC has now issued a number of orders in pipeline compliance proceedings, resolving most of the issues raised by the compliance filings. Pipeline interests and other parties challenged certain aspects of Order No. 637 on judicial review. In a decision issued in 2002, the U.S. Court of Appeals for the District of Columbia Circuit upheld almost all material aspects of Order No. 637.

     The Outer Continental Shelf Lands Act, or OCSLA, requires that all pipelines operating on or across the Outer Continental Shelf, or OCS, provide open-access, nondiscriminatory service. In mid-2000, the FERC issued Order Nos. 639 and 639-A, imposing reporting requirements on gas pipelines operating on the OCS that are not subject to regulation under the NGA. The stated purpose of these reporting requirements is to provide transparency for shippers on OCS gas pipelines in order to aid in detecting discriminatory conduct. Pipeline interests challenged the reporting requirements before the U.S. District Court for the District of Columbia on the ground that Congress did not delegate rulemaking authority to the FERC to implement the nondiscrimination requirement in Section 5(f) of the OCSLA. In January 2002, the District Court ruled in the pipelines' favor, entering a permanent injunction against the OCS pipeline reporting requirements. The

FERC and certain producer/shipper interests have now appealed to the U.S. Court of Appeals for the D.C. Circuit. The case has now been briefed and will likely be argued to the Court before summer with a decision expected before year-end. If it is ultimately determined on judicial review that the FERC does not have authority to implement reporting requirements for OCS pipelines, it will be difficult for producers on the OCS to enforce the nondiscrimination requirement in the statute, thus raising the possibility of increased discriminatory conduct by OCS gas pipelines.

     Commencing in May 1994, the FERC issued a series of orders that, among other matters, slightly broadened the types of facilities that would be found to be non-jurisdictional gathering facilities and reaffirmed that, except in situations in which the gatherer acts in concert with an interstate pipeline affiliate to frustrate the FERC's transportation policies, it does not have pervasive jurisdiction over natural gas gathering facilities and services, and that such facilities and services located in state jurisdictions are most properly regulated by state authorities. This FERC action may further encourage regulatory scrutiny of natural gas gathering by state agencies. We do not believe that we will be affected by these developments any differently than other natural gas producers, gatherers and marketers.

     Concurrently with the transfer of gathering facilities onshore, a number of interstate pipelines requested authority to have their facilities on the OCS declared a non-jurisdictional gathering. Many of the pipelines on the OCS are large-capacity lines that move up to one Bcf of gas per day. Although the jurisdictional test for OCS facilities is somewhat different from the test used onshore, the general trend since 1994 has been toward an increasing number of facilities being viewed as non-jurisdictional gathering by the FERC. A major test case involving the Sea Robin Pipeline system was decided by a panel of the U.S. Court of Appeals for the D.C. Circuit in August 2002. A two-judge majority upheld the FERC's "central point of aggregation" test for determining jurisdictional status of OCS pipelines. Under that test, the dividing line between non-jurisdictional gathering and jurisdictional transportation is generally identified as being located at the last major fork on the pipeline before it goes onshore. Producer interests have now sought review of the D.C. Circuit's decision in the United States Supreme Court. Action on the petitions for writs of certiorari is expected by mid-2003. If the D.C. Circuit's decision stands, producers on the OCS could be exposed to higher rates for gathering services over former jurisdictional facilities downstream of production platforms.

     In a related development, the FERC addressed a complaint by an OCS gas producer in 2002 stemming from the transfer by an interstate pipeline of formerly jurisdictional facilities on the OCS to a non-regulated gathering affiliate. Soon after receiving the facilities, the non-regulated affiliate instituted a three-fold rate increase to certain shippers. In an order issued in September 2002, the FERC determined that the gathering affiliate and the interstate pipeline had acted in concert to frustrate the effective regulation of transportation of natural gas interstate commerce on the pipeline. The FERC reasserted jurisdiction over the gathering affiliate and directed it to institute a prospective reduction in rates to a cost-of-service rate. The FERC's order is now being challenged on rehearing by the interstate pipeline and its gathering affiliate. Because the FERC's order involves an untested legal theory, it is difficult to predict the extent to which the FERC will be permitted to reassert jurisdiction over former jurisdictional facilities that have been found to be used for non-jurisdictional gathering.

     If the FERC ultimately decides that it should regulate fewer OCS facilities under the NGA and such determination is upheld on judicial review, or if it is determined that the FERC's jurisdiction over crude oil and natural gas transportation on the OCS is more limited than previously asserted, we could face higher transmission costs for our OCS natural gas production and, possibly, reduced access to OCS transmission capacity. Upon the successful development of our offshore exploration projects, we expect to own and operate facilities that we believe will be gathering lines. If the FERC should decide to classify lines on the OCS that traditionally have been viewed as gathering lines as jurisdictional transmission lines, our OCS facilities could be subject to regulation as interstate pipelines. However, given the limited scope of such facilities, it is not expected that such regulation would have a material impact on our operations or business.

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

     For offshore operations, lessees must obtain Minerals Management Service, or MMS, approval for exploration plans and exploitation and production plans prior to the commencement of such operations. In addition to permits required from other agencies (such as the Coast Guard, the Army Corps of Engineers and the Environmental Protection Agency), lessees must obtain a permit from the MMS prior to the commencement of drilling. The MMS has promulgated regulations requiring offshore production facilities located on the OCS to meet stringent engineering and construction specifications. The MMS also has regulations restricting the flaring or venting of natural gas, and prohibiting the flaring of liquid hydrocarbons and oil without prior authorization. Similarly, the MMS has promulgated other regulations governing the plugging and abandonment of wells located offshore and the installation and removal of all production facilities. To cover the various obligations of lessees on the Outer Continental Shelf, the MMS generally requires that lessees have substantial net worth or post bonds or other acceptable assurances that such obligations will be met. The cost of these bonds or other surety can be substantial, and there is no assurance that bonds or other surety can be obtained in all cases. Under some circumstances, the MMS may require any of our operations on Federal leases to be suspended or terminated. Any such suspension or termination could materially adversely affect our financial condition and results of operations.

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

     The MMS has entered into a series of Memoranda of Understanding with other Federal agencies, such as the Environmental Protection Agency, Coast Guard and Occupational Safety and Health Administration, providing for the MMS to undertake certain inspection and, in some cases, enforcement responsibility for the respective regulatory mandates of these agencies. Those agencies do, however, retain varying degrees of jurisdiction over OCS operations to establish and enforce regulatory requirements.

     In 1997, the MMS modified its regulations to, among other things, (i) impose the duty on any lessee of an offshore lease to meet end-of-lease obligations if the designated operator is unable to do so, (ii) establish joint and several liability for plugging and abandonment of wells, removal of platforms and other facilities, and clearance of well and platform locations, among OCS lessees, assignees and assignors, thus creating residual liability in certain parties for these obligations, (iii) increase the level of bond coverage for drilling deep stratigraphic test wells and (iv) allow the MMS Regional Director to require, on a case-by-case basis, posting of additional bonds or other security in order to increase the amount of coverage for end-of-lease obligations or certain other operations. These requirements may operate to substantially increase our current bonding liabilities, and to also impact our residual liabilities, both with respect to existing leases acquired from third parties and with respect to leases that we may acquire or dispose of in the future.

     Effective June 1, 2000, the MMS adopted regulations that changed significantly the valuation of crude oil for royalty payments on onshore and offshore Federal leases. These rules retained the concept of gross proceeds for calculating royalties on production sold to third parties in arm's-length transactions. However, oil sold in non-arm's-length contracts is to be valued using index pricing methods or other benchmarking procedures to determine a deemed arm's-length price. The rules define non-arm's-length sales to include sales to affiliates, certain exchange transactions, sales pursuant to certain call provisions, and other transactions. The breadth of these definitions could cause certain sales by us to be impacted and could in some cases require that we pay royalty on a deemed value higher than that which we actually receive for our oil. These regulations have been challenged judicially.

     In a series of regulations and rulings over the past several years, the MMS has also taken an expansive view of the lessee's duty to market natural gas on behalf of the Federal government as lessor. For example, one of the rules has disallowed the deductibility of certain transportation costs from the calculation of royalty on gas sold off Federal leases, including marketer fees, cash out and other pipeline imbalance penalties and long-term storage fees. Although these regulations and rulings have been challenged judicially, that challenge was rejected in large part. The impact of these regulations and rulings could be to increase our costs of marketing production from Federal leases and in effect impose royalty obligations on certain downstream sale transactions.

     The MMS has also previously proposed gas valuation rules similar to those described above for oil royalty valuation that would value gas sold in certain non-arm's length transactions in accordance with defined indices or other benchmarks. Those proposed rules were withdrawn in 1997, and it is not known whether the MMS intends to reissue them. The potential effect of such rules, as with the revised oil royalty valuation rules, would be to move the valuation point downstream for purposes of royalty calculation and thereby to impose a royalty obligation on a deemed value higher than proceeds realized by the lessee from sales netted back to the wellhead. Although we do not have marketing affiliates and do not currently market our production in exchanges or other transactions that appear to be the target of these regulatory proposals, we cannot predict how the final form of any of these rules could impact our royalty obligations.

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

     Substantially all of the Acquired Properties are located within the Uintah and Ouray Indian Reservation. As a result, our interests and operations therein may be subject to the jurisdiction of various Tribal authorities.

     Oil Price Controls and Transportation Rates. Our sales of crude oil, condensate and natural gas liquids are not currently regulated and are made at market prices. Effective as of January 1, 1995, the FERC implemented regulations establishing an indexing system for transportation rates for oil that could increase the cost of transporting oil to the purchaser. We do not believe that these regulations affect us any differently than other oil producers, gatherers and marketers.

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

     The drilling for and production, handling, transportation and disposal of oil and gas and by-products are subject to extensive regulation under Federal, state and local environmental laws. In most instances, the applicable regulatory requirements relate to water and air pollution control and oilfield management measures, permitting requirements, or restrictions on operations in environmentally sensitive areas such as coastal zones, wetlands and wildlife habitat. These requirements increase our cost of doing business, delay or preclude operations, and create potential liability to governmental agencies or third parties for environmental damage. For example, environmental regulation may in some circumstances impose "strict liability" for environmental contamination, rendering an owner or operator or other person with a connection to a property liable for environmental and natural resource damages and cleanup cost without regard to negligence or fault on the part of such person. In addition, state laws often require some form of remedial action to prevent pollution from former operations, such as closure of inactive pits and plugging of abandoned wells, and such liability can be imposed on successor owners. In connection with our acquisitions, we generally perform environmental assessments. To the extent environmental liabilities have been identified, such liabilities are not material or we have negotiated agreements requiring the sellers of the properties to undertake the required clean-up. We have assumed responsibility for some of these matters identified. Environmental assessments have not been performed on all of our properties.

     Under the Comprehensive Environmental Response, Compensation, and Liability Act, also known as the "Superfund" law, as well as similar state statutes, an owner or operator of real property or a person who arranges for disposal of hazardous substances may be liable for the costs of removing or remediating hazardous substance contamination. Liability may be imposed on a current owner or operator without regard to fault and for the entire cost of the cleanup. It is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the hazardous substances released into the environment. However, we are not aware of any current claims under the Superfund law or similar state statutes against us.

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

     The Federal Water Pollution Control Act, or FWPCA, imposes restrictions and strict controls regarding the discharge of produced waters and other oil and gas wastes into navigable waters. Permits must be obtained to discharge pollutants to waters and to conduct construction activities in waters and wetlands. The FWPCA and similar state laws provide for civil, criminal and administrative penalties for any unauthorized discharges of pollutants and unauthorized discharges of reportable quantities of oil and other hazardous substances. Many state discharge regulations and the Federal National Pollutant Discharge Elimination System generally limit and may otherwise prohibit the discharge of produced water and sand, drilling fluids, drill cuttings and certain other substances related to the oil and gas industry into coastal or offshore waters. Although the costs to comply with zero discharge mandates under Federal or state law may be significant, the entire industry is expected to experience similar costs and we believe that these costs will not have a material adverse impact on our results of operations or financial position. In 1992, the Environmental Protection Agency adopted regulations requiring certain oil and gas exploration and production facilities to obtain permits for storm water discharges, carrying costs associated with the treatment of wastewater or developing and implementing storm water pollution prevention plans.

     The Endangered Species Act, or ESA, seeks to ensure that activities do not jeopardize endangered or threatened animal, fish and plant species, nor destroy or modify the critical habitat of such species. Under the ESA, seismic, exploration and production operations, as well as actions by Federal agencies, may not significantly impair or jeopardize the species or its habitat. The ESA provides for criminal penalties for willful violations of the Act. Other statutes provide protection to animal and plant species and may apply to our operations, such as the Marine Mammal Protection Act, the Migratory Bird Treaty Act, and the National Historic Preservation Act.

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

OPERATING HAZARDS AND INSURANCE

     The oil and natural gas business involves a variety of operating risks, including fires, explosions, blowouts, environmental hazards and other potential events, which can adversely affect our operations. In addition, our offshore operations also are subject to a variety of operating risks peculiar to the marine environment, such as capsizing, collisions and damage or loss from hurricanes or other adverse weather conditions, any of which can cause substantial damage to facilities. Any of these problems could adversely affect our ability to conduct operations and cause us to incur substantial losses. Such losses could reduce or eliminate the funds available for exploration, exploitation or leasehold acquisitions, or result in loss of properties.

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

TITLE TO PROPERTIES

     As is customary in the oil and natural gas industry, we make only a cursory review of title to farmout acreage and to onshore undeveloped oil and natural gas leases upon execution of contracts for acquisition of leases. Prior to the commencement of drilling operations, a thorough title examination is conducted and curative work is performed with respect to significant defects. We perform complete reviews of title to Federal and state offshore lease blocks and onshore producing properties prior to acquisition. To the extent title opinions or other investigations reflect material title defects, the seller of the property, rather than us, is typically responsible for curing any such title defects at its expense. If we were unable to remedy or cure any title defect of a nature such that it would not be prudent to commence drilling operations on undeveloped properties, we could suffer a loss of our entire investment in the property. We have obtained title opinions on substantially all of our producing properties and believe that we have satisfactory title to such properties in accordance with standards generally accepted in the oil and gas industry. Our producing properties are subject to a negative pledge in connection with our Revolving Credit Facility.

ABANDONMENT COSTS

     We are responsible for costs associated with the plugging of wells, the removal of facilities and equipment and site restoration on our oil and natural gas properties, pro rata to our working interest. As of January 1, 2003 we adopted SFAS No. 143 "Accounting for Asset Retirement Obligations." SFAS No. 143 requires entities to record the fair value of liabilities for retirement obligations of acquired assets. We expect to record asset retirement obligations of approximately $59 million and a cumulative effect of change in accounting principle on prior years in the range of $2 million to $5 million in our consolidated statement of operations on January 1, 2003. Estimates of abandonment costs and their timing may change due to many factors, including actual drilling and production results, inflation rates, and changes in environmental laws and regulations. Estimated asset retirement obligations are added to net unamortized historical oil and gas property costs for purposes of computing depreciation, depletion and amortization expense charges.

EMPLOYEES

     At December 31, 2002, we had 333 full-time employees. We believe that our relationships with our employees are satisfactory. None of our employees is covered by a collective bargaining agreement. From time to time, we use the services of independent consultants and contractors to perform various professional services, particularly in the areas of construction, design, well-site surveillance, permitting and environmental assessment.

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

  OIL AND NATURAL GAS PRICES FLUCTUATE WIDELY, AND LOW PRICES COULD HARM OUR BUSINESS.

     Our results of operations are highly dependent upon the prices of oil and natural gas. Historically, oil and natural gas prices have been volatile and are likely to continue to be volatile in the future. For example, our average sales prices for oil and natural gas for the year ended December 31, 2002 were $23.66/bbl and $2.94/Mcf, respectively, with production totaling 129.9 Bcfe and combined oil and natural gas sales of $429.3 million during this period. In contrast, our average sales prices for oil and natural gas for the year ended December 31, 2001 were $21.69/bbl and $3.59/Mcf, respectively, with production totaling 88.1 Bcfe and combined oil and natural gas sales of $317.3 million during this period. The prices received for oil and natural gas production depend upon numerous factors including, among others:

     - consumer demand;

     - governmental regulations and taxes;

     - the price and availability of alternative fuels;

     - geopolitical developments, including potential military activity in the Middle East;

     - commodity processing, gathering and transportation availability;

     - the level of foreign imports of oil and natural gas; and

     - the overall economic environment.

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

  OUR FORMER INDEPENDENT PUBLIC ACCOUNTANT, ARTHUR ANDERSEN LLP, HAS BEEN FOUND GUILTY OF A FEDERAL OBSTRUCTION OF JUSTICE CHARGE, AND YOU MAY BE UNABLE TO EXERCISE EFFECTIVE REMEDIES AGAINST IT IN ANY LEGAL ACTION.

     Our former independent public accountant, Arthur Andersen LLP, provided us with auditing services for prior fiscal periods through December 31, 2001, including issuing an audit report to our audited consolidated financial statements included in this report. On June 15, 2002, a jury in Houston, Texas found Arthur Andersen LLP guilty of a Federal obstruction of justice charge arising from the Federal Government's investigation of Enron Corp. On August 31, 2002, Arthur Andersen LLP ceased practicing before the SEC. Arthur Andersen LLP has not reissued its audit report with respect to our audited consolidated financial statements included in this report. Furthermore, Arthur Andersen LLP has not consented to the inclusion of its audit report in this report. As a result, you may not have an effective remedy against Arthur Andersen LLP in connection with a material misstatement or omission with respect to our audited consolidated financial statements that are included in this report or any other filing we may make with the SEC, including, with respect to any offering registered under the Securities Act, any claim under Section 11 of the Securities Act. In addition, even if you were able to assert such a claim, as a result of its conviction and other lawsuits, Arthur Andersen LLP may fail or otherwise have insufficient assets to satisfy claims made by investors or by us that might arise under Federal securities laws or otherwise relating to any alleged material misstatement or omission with respect to our audited consolidated financial statements.

     In addition, in connection with any future capital markets transaction in which we are required to include financial statements that were audited by Arthur Andersen LLP, as a result of the foregoing, investors may elect not to participate in any such offering or, in the alternate, may require us to obtain a new audit with respect to previously audited financial statements. Consequently, our financing costs may increase or we may miss attractive capital market opportunities.

  OUR LEVERAGE AND DEBT SERVICE OBLIGATIONS MAY ADVERSELY AFFECT OUR CASH FLOW AND OUR ABILITY TO MAKE PAYMENTS ON OUR LONG-TERM DEBT.

     As of December 31, 2002, we had total long-term debt of $799.4 million and stockholders' equity of $1.1 billion. Our level of debt could have important consequences to our business, including the following:

     - it may be more difficult for us to satisfy our debt repayment obligations;

     - we may have difficulties borrowing money in the future for acquisitions, to meet our operating expenses or other purposes;

     - the amount of our interest expense may increase because certain of our borrowings are at variable rates of interest, which, if interest rates increase, could result in higher interest expense;

     - we will need to use a portion of the money we earn to pay principal and interest on our debt which will reduce the amount of money we have to finance our operations and other business activities;

     - we may have a higher level of debt than some of our competitors, which may put us at a competitive disadvantage;

     - we may be more vulnerable to economic downturns and adverse developments in our industry; and

     - our debt level could limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate.

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

  IN LIGHT OF OUR CURRENT INDEBTEDNESS, WE MAY BE ABLE TO INCUR SUBSTANTIALLY MORE DEBT. ADDITIONAL DEBT COULD EXACERBATE THE RISKS DESCRIBED ABOVE.

     Together with our subsidiaries, we may be able to incur substantially more debt in the future. Although the agreements and indentures governing the terms of our debt impose restrictions on our incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions, and under certain circumstances, indebtedness incurred in compliance with these restrictions could be substantial. Also, these restrictions do not prevent us from incurring obligations that do not constitute indebtedness. As of December 31, 2002, we had approximately $372.9 million of additional borrowing capacity under our Revolving Credit Facility, subject to specific requirements, including compliance with financial covenants. To the extent new debt is added to our current debt levels, the risks described above could substantially increase.

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

  INDIAN TRIBES HAVE PREVIOUSLY CHALLENGED THE VALIDITY OF SOME OF THE PROPERTY INTERESTS COVERED BY OIL AND NATURAL GAS LEASES IN THE AREA IN WHICH THE ACQUIRED PROPERTIES ARE LOCATED, AND OUR OPERATIONS AND ACTIVITIES ON TRIBAL LANDS MAY BE SUBJECT TO TRIBAL JURISDICTION.

     Substantially all of the oil and natural gas leases we acquired in the Acquisition cover interests located within the Uintah and Ouray Indian Reservation, in an area originally known as the Umcompahgre Reservation. These leases were granted by the State of Utah, the United States (through the Bureau of Land Management) or holders of patents from the United States. The Ute Indian Tribe has previously asserted various claims against the State of Utah and the United States regarding the existence, diminishment and/or abrogation of the Reservation's boundaries and the extent of Tribal jurisdiction over these lands. These lawsuits raised questions as to whether the Ute Tribe could invalidate through litigation fee patents issued by the United States, the State of Utah's ownership of such lands or the United States' ownership of minerals subject to the acquired leases. We believe these issues were conclusively settled as a result of the Ute Indian Tribe litigation and have no reason to expect that similar claims will be or could be asserted in the future. We cannot be certain, however, that additional claims will not be asserted or, if asserted, that such claims would not be successful. If claims of this nature were successfully asserted we might not be able to continue to produce hydrocarbons from or develop and exploit these assets, which could adversely affect our business and profitability.

     In addition, the Ute Indian Tribe as a sovereign nation has certain rights to regulate activities on Tribal lands, to approve access to and the right to use (occupy) Tribal lands, and to tax revenues from Tribal resources. Exercise of such rights can result in potential delays or increased costs to our operations on Tribal lands which may not be foreseeable.

  THE GEOGRAPHIC CONCENTRATION OF THE ACQUIRED PROPERTIES IN UTAH SUBJECTS US TO INCREASED RISK OF REDUCTION IN REVENUES OR CURTAILMENT OF PRODUCTION FROM CERTAIN NEGATIVE CONDITIONS.

     All of the Acquired Properties are located in Uintah County, Utah. Conditions such as severe weather, delays or decreases in production, the availability of equipment, facilities or services or the availability of capacity to transport, gather or process production could subject us to increased risk of loss of revenues and have a greater impact on our results of operations since most or all of the Acquired Properties could be affected by the same event.

  WE MAY NOT REALIZE THE ANTICIPATED BENEFITS FROM THE ACQUISITION.

     Our estimates regarding the expenses and liabilities or the increase in our reserves and production resulting from the Acquisition may prove to be incorrect or we may not be successful in integrating the Acquired Properties into our existing business, all of which could have a material adverse effect on the financial condition and results of operations.

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

     Acquisitions may involve a number of special risks, including:

     - unexpected losses of key employees, customers and suppliers of the acquired business;

     - conforming the financial, technological and management standards, processes, procedures and controls of the acquired business with those of our existing operations; and

     - increasing the scope, geographic diversity and complexity of our operations.

Possible future acquisitions could result in our incurring additional debt and contingent liabilities, which could have a material adverse effect on our financial condition and operating results.

  REPERCUSSIONS FROM TERRORIST ACTIVITIES OR ARMED CONFLICT COULD HARM OUR BUSINESS.

     Terrorist activities, anti-terrorist efforts and other armed conflict involving the United States or its interests abroad may adversely affect the United States and global economies and could prevent us from meeting our financial and other obligations. If events of this nature occur and persist, the attendant political instability and societal disruption could reduce overall demand for oil and natural gas, potentially putting downward pressure on prevailing oil and natural gas prices and causing a reduction in our revenues. Natural gas and oil production facilities, transportation systems and storage facilities could be direct targets of terrorist attacks, and our operations could be adversely impacted if infrastructure integral to our operations is destroyed or damaged by such an attack. Costs for insurance and other security may increase as a result of these threats, and some insurance coverage may become more difficult to obtain if available at all.

  OUR COMMODITY PRICE AND BASIS DIFFERENTIAL RISK MANAGEMENT ARRANGEMENTS MAY LIMIT OUR POTENTIAL GAINS.

     Commodity prices and basis differentials significantly affect our financial condition, results of operations, cash flows and ability to borrow funds. Oil and natural gas prices, as well as basis differentials, are affected by several factors that we cannot control. We attempt to manage our exposure to oil and natural gas price volatility by entering into commodity price risk management arrangements for a portion of our expected production. In addition, we attempt to manage our exposure to basis differentials between delivery points by entering into basis swaps. In connection with the Acquisition, and as required by our Revolving Credit Facility, we entered into a significant number of hedging arrangements relating to the production from the Acquired Properties to help us manage our exposure. While intended to reduce the effects of volatile oil and natural gas prices and basis differentials, commodity price and basis differential risk management transactions may limit our potential gains if oil and natural gas prices were to rise substantially, or basis differentials were to fall substantially, versus the price or basis differential established by the arrangements. These transactions also expose us to credit risk of non-performance by the counterparties to the transaction. In addition, our commodity price and basis differential risk management transactions may limit our ability to borrow under our Revolving Credit Facility and may expose us to the risk of financial loss in certain circumstances, including instances in which:

     - our production is less than expected;

     - there is a widening of price differentials between delivery points for our production and the delivery point assumed in non-basis hedge arrangements;

     - basis differentials tighten substantially from the prices established by these arrangements; or

     - the counterparties to our contracts fail to perform under terms of the contracts.

     In 2002, we experienced a $25.9 million loss attributable to our commodity price risk management activities. No estimate of future settlements or mark-to-market gains or losses is determinable as such amounts are contingent upon commodity prices at the time of production. We may experience additional losses from these activities in 2003. If commodity prices increase, our cash settlement costs will also increase. In addition, certain of our commodity price risk management arrangements will require us to deliver cash collateral or other assurances of performance to the counterparties in the event that payment obligations with respect to commodity price risk management transactions exceed certain levels. As of February 28, 2003, we had $158.3 million of letters of credit outstanding for this purpose.

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

     There are numerous uncertainties inherent in estimating quantities of proved reserves, including many factors beyond our control, that could cause the quantities and net present value of our reserves to be overstated. The reserve information set forth in this report represents estimates based on reports prepared or audited by independent petroleum engineers and prepared by our internal engineers. Reserve engineering is not an exact science. Estimates of economically recoverable oil and natural gas reserves and of future net cash flows necessarily depend upon a number of variable factors and assumptions, any of which may cause these estimates to vary considerably from actual results, such as:

     - historical production from the area compared with production from other producing areas;

     - assumed effects of regulation by governmental agencies;

     - assumptions concerning future oil and natural gas prices;

     - assumptions regarding future operating costs;

     - estimates of future severance and excise taxes;

     - assumptions regarding capital expenditures; and

     - estimates regarding workover and remedial costs.

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

  COMPETITION IN OUR INDUSTRY IS INTENSE, AND MANY OF OUR COMPETITORS HAVE GREATER FINANCIAL, TECHNOLOGICAL AND OTHER RESOURCES THAN WE HAVE.

     We operate in the highly competitive areas of oil and natural gas exploitation, exploration and acquisition. The oil and natural gas industry is characterized by rapid and significant technological advancements and introductions of new products and services using new technologies. We face intense competition from major and independent oil and natural gas companies in each of the following areas:

     - seeking to acquire desirable producing properties or new leases for future exploration;

     - marketing our oil and natural gas production;

     - integrating new technologies; and

     - acquiring the personnel, equipment and expertise necessary to develop and operate our properties.

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

     Our operations and facilities are subject to certain Federal, state and local laws and regulations relating to the exploration for, and the development, production and transportation of, oil and natural gas, as well as environmental and safety matters. Although we believe that we are in substantial compliance with all applicable laws and regulations, we cannot be certain that existing laws or regulations, as currently interpreted or reinterpreted in the future, or future laws or regulations will not harm our business, results of operations and financial condition. We may be required to make large and unanticipated capital expenditures to comply with environmental and other governmental regulations, such as:

     - land use restrictions;

     - drilling bonds and other financial responsibility requirements;

     - spacing of wells;

     - unitization and pooling of properties;

     - habitat and endangered species protection, reclamation and remediation, and other environmental protection;

     - safety precautions;

     - operational reporting; and

     - taxation.

     Under these laws and regulations, we could be liable for:

     - personal injuries;

     - property and natural resource damages;

     - oil spills and releases or discharges of hazardous materials;

     - well reclamation costs;

     - remediation and clean-up costs and other governmental sanctions, such as fines and penalties; and

     - other environmental damages.

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

     Other companies operate approximately 23% of the net present value of our reserves and we have limited ability to exercise influence over operations for these properties or their associated costs. Our dependence on the operator and other working interest owners for these projects and our limited ability to influence operations and associated costs could prevent the realization of our targeted returns on capital in drilling or acquisition activities. The success and timing of drilling and exploitation activities on properties operated by others, therefore, depend upon a number of factors that will be outside our control, including:

     - timing and amount of capital expenditures;

     - the operator's expertise and financial resources;

     - approval of other participants in drilling wells; and

     - selection of technology.

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

     Our operations are subject to hazards and risks inherent in drilling for, producing and transporting oil and natural gas, such as:

     - fires;

     - natural disasters;

     - explosions;

     - formations with abnormal pressures;

     - casing collapses;

     - embedded oilfield drilling and service tools;

     - uncontrollable flows of underground natural gas, oil and formation water;

     - surface cratering;

     - pipeline ruptures or cement failures; and

     - environmental hazards such as natural gas leaks, oil spills and discharges of toxic gases.

     Any of these risks can cause substantial losses resulting from:

     - injury or loss of life;

     - damage to and destruction of property, natural resources and equipment;

     - pollution and other environmental damage;

     - regulatory investigations and penalties;

     - suspension of operations; and

     - repair and remediation costs.

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

  WE ARE VULNERABLE TO RISKS ASSOCIATED WITH OPERATING IN THE GULF OF MEXICO.

     Our operations and financial results could be significantly impacted by conditions in the Gulf of Mexico because we explore and produce extensively in that area. As a result of this activity, we are vulnerable to the risks associated with operating in the Gulf of Mexico, including those relating to:

     - adverse weather conditions;

     - oil field service costs and availability;

     - compliance with environmental and other laws and regulations;

     - remediation and other costs resulting from oil spills or releases of hazardous materials; and

     - failure of equipment or facilities.

     For example, in 2002, adverse weather conditions caused us to temporarily shut-in our offshore operations and reduce production, which resulted in a decline in production by approximately 0.9 Bcf.

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

  THE MARKETABILITY OF OUR PRODUCTION DEPENDS UPON FACTORS OVER WHICH WE MAY HAVE NO CONTROL.

     The marketability of our production depends in part upon the availability, proximity and capacity of pipelines, natural gas gathering systems and processing facilities. Any significant change in market factors affecting these infrastructure facilities could adversely impact our ability to deliver the oil and natural gas we produce to market in an efficient manner, which could harm our financial condition and results of operations. We deliver oil and natural gas through gathering systems and pipelines that we do not own. These facilities may not be available to us in the future. Our ability to produce and market oil and natural gas is affected and may be also harmed by:

     - Federal and state regulation of oil and natural gas production;

     - transportation, tax and energy policies;

     - changes in supply and demand; and

     - general economic conditions.

  OUR PRINCIPAL STOCKHOLDERS OWN A SIGNIFICANT AMOUNT OF OUR COMMON STOCK, GIVING THEM A CONTROLLING INFLUENCE OVER CORPORATE TRANSACTIONS AND OTHER MATTERS.

     Our principal stockholders, including Medicor Foundation, Westport Energy LLC, ERI Investments, Inc., an affiliate of Equitable Resources Corp., and the Belfer Group, a group of former Belco stockholders, together beneficially own approximately 53% of our outstanding common stock. Accordingly, these stockholders, acting together through a shareholders agreement, based on their current share ownership, are able to control the outcome of the election of directors as well as, if they choose to act together, the adoption or amendment of provisions in our articles of incorporation or bylaws and the approval of mergers and other significant corporate transactions. These factors may also delay or prevent a change in our management or voting control.

  OUR OIL AND GAS MARKETING ACTIVITIES MAY EXPOSE US TO CLAIMS FROM ROYALTY OWNERS.

     In addition to marketing our oil and gas production, our marketing activities generally include marketing oil and gas production for royalty owners. Recently, royalty owners have commenced litigation against a number of companies in the oil and gas production business claiming that amounts paid for production attributable to the royalty owners' interest violated the terms of the applicable leases and laws in various respects, including the value of production sold, permissibility of deductions taken and accuracy of quantities measured. Some of this litigation was commenced as class action suits including two class action suits filed against Westport involving some of our Wyoming properties. Although we believe payments, if any, that we are required to make under existing litigation would not have a material impact on our financial condition, our liability relating to the marketing of oil and gas may increase as new cases are decided and the law in this area continues to develop.

                     GLOSSARY OF OIL AND NATURAL GAS TERMS

     The following are abbreviations and definitions of certain terms commonly used in the oil and natural gas industry and this report:

          ASP flood. A tertiary recovery technique that includes injection of a mixture of chemicals into the producing reservoir designed to aid in the efficiency of producing the oil in place, thus increasing ultimate produced reserves.

          Basis differential. The difference between oil and natural gas prices quoted on the NYMEX and the prices we receive at the locations we deliver our produced oil and natural gas.

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

          CO(2) Flood or injections. A tertiary recovery method in which CO(2) is injected into the reservoir to enhance oil recovery.

          Completion. The installation of permanent equipment for the production of oil or natural gas.

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

          Finding and Development Costs. Capital costs incurred in the acquisition, exploration, development and revisions of proved oil and natural gas reserves divided by proved reserve additions.

          Gross Acres or Gross Wells. The total acres or wells, as the case may be, in which we have a working interest.

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

          Infill Drilling. A drilling operation in which one or more development wells is drilled within the proven boundaries of a field between two or more other wells.

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

          Mmbtu/d.  One million British thermal units per day.

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

          Net Acres or Net Wells. Gross acres or wells multiplied, as the case may be, by the percentage working interest owned by us.

          Net Production. Production that is owned by Westport less royalties and production due others.

          Non-operated Working Interest. The working interest or fraction thereof in a lease or unit, the owner of which is without operating rights by reason of an operating agreement.

          NYMEX.  New York Mercantile Exchange.

          Oil.  Crude oil or condensate.

          Operating Income. Gross oil and natural gas revenue less applicable production taxes and lease operating expense.

          Operator. The individual or company responsible for the exploration, exploitation and production of an oil or natural gas well or lease.

          Present Value of Future Net Revenues or Present Value, or PV10. The pretax present value of estimated future revenues to be generated from the production of proved reserves calculated in accordance with SEC guidelines, net of estimated production and future development costs, using prices and costs as of the date of estimation without future escalation, without giving effect to non-property related expenses such as general and administrative expenses, debt service and depreciation, depletion and amortization, and discounted using an annual discount rate of 10%.

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

          Undeveloped Acreage. Acreage held under lease, permit, contract or option that is not in a spacing unit for a producing well.

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

ITEM 2.  PROPERTIES

PROPERTIES -- PRINCIPAL AREAS OF OPERATIONS

     Our operations are concentrated in the following divisions: Northern, which primarily includes properties in the Rocky Mountains, principally in North Dakota and Wyoming; Western, which includes the Acquired Properties in the Uinta Basin, Utah; Southern, which includes properties principally in Oklahoma, Texas and Louisiana; and Gulf of Mexico, which includes our offshore properties. We operate approximately 77% of the net present value of our reserves. We finance our exploitation, exploration and acquisition activities through cash flows from operations and through borrowings under our Revolving Credit Facility and other financing activities. Set forth below is summary information concerning average daily production during the fourth quarter of 2002 and estimated reserves and a pre-tax SEC net present value of estimated proved reserves discounted at 10%, as of December 31, 2002 in our divisions.

                                                                     AT DECEMBER 31, 2002
                                           ------------------------------------------------------------------------
                                                                                                NET PRESENT VALUE
                         QUARTER ENDED                 PROVED RESERVE QUANTITIES                  BEFORE INCOME
                       DECEMBER 31, 2002   -------------------------------------------------         TAXES(2)
                       AVERAGE NET DAILY                                                       --------------------
                          PRODUCTION                                 NATURAL GAS
                       -----------------   CRUDE OIL   NATURAL GAS     LIQUIDS       TOTAL       AMOUNT
DIVISION               MMCFE/D   PERCENT    (MMBBL)       (BCF)        (MMBBL)     (BCFE)(1)   (MILLIONS)   PERCENT
--------               -------   -------   ---------   -----------   -----------   ---------   ----------   -------
Northern.............   107.3      28.5%     34.3          146.9          --          352.9     $  514.9      21.4%
Western(3)...........    11.1       2.9%      1.2          589.3          --          596.1        554.7      23.1%
Southern.............   150.6      40.0%     36.7          255.4          --          475.6        876.9      36.4%
Gulf of Mexico.......   107.5      28.6%      7.0          109.8         0.5          155.0        459.3      19.1%
                        -----     -----      ----        -------         ---        -------     --------     -----
     Total...........   376.5     100.0%     79.2        1,101.4         0.5        1,579.6     $2,405.8     100.0%
                        =====     =====      ====        =======         ===        =======     ========     =====

---------------

(1) Mmbbls converted to Bcfe at a six to one conversion.

(2) Excludes value attributable to the gathering and compression assets of Westport Field Services, LLC, one of our subsidiaries.

(3) Includes production from the Acquisition closing date of December 17, 2002 through December 31, 2002.

  NORTHERN DIVISION

     The Northern Division conducts operations in the Rocky Mountain region which includes the Williston, Powder River, Big Horn, Wind River and Green River Basins. The division represented approximately 21% of our net present value of estimated proved reserves as of December 31, 2002, and contributed approximately 28% of our fourth quarter 2002 net production. We have interests in 563,695 developed and 1,145,920 undeveloped gross acres in the division and in 2,111 gross (approximately 805 net) producing wells in this division.

     Our strategy in the Northern Division is to exploit lower-risk infill, horizontal and secondary/tertiary recovery opportunities on existing properties, pursue gas-weighted exploration opportunities and make tactical acquisitions to enhance current operations.

     On March 1, 2002, we completed the purchase of producing oil and gas properties located in the Williston Basin in North Dakota and Montana for approximately $39 million. The total acquired proved reserves were approximately 43 Bcfe, of which approximately 90% is oil. We operate over 70% of these properties. Our net production from these properties for the fourth quarter 2002 was approximately 1,550 bbl/d.

     Williston Basin. Our activity in the Williston Basin continues to focus on horizontal field extensions, field deepenings to new horizons and growth of our secondary recovery projects. Our most active project continues to be the Wiley field. We operate this waterflood with a 54% working interest. In 2000, we initiated a horizontal drilling program and through December 31, 2002 have drilled 37 wells, all of which were successful. In addition to the horizontal drilling, we increased water injection capacity to expand our waterflood program. As a result of this activity, gross daily production has increased from approximately 600 bbl/d in April 2000 to over 3,000 bbl/d at the end of the fourth quarter 2002. Over the next 12 months, we plan to drill 10 to 15 additional wells in the Wiley field while continuing to increase water injection capacity. Additionally, we plan to drill horizontal development wells in our Horse Creek, TR and Bear Creek fields.

     Greater Green River Basin. In the Greater Green River Basin we have interests in over 400,000 gross undeveloped acres. Over the next 12 to 24 months we expect to drill seven to 10 exploration wells. One of the primary operating areas within the basin is the Moxa Arch Complex. Production from Moxa Arch wells tends to be long-lived, with the potential for greater than a 25 year reserve life. In the Moxa Arch and Wamsutter areas of southwest Wyoming, we plan to drill 10 to 15 development wells over the next 12 months.

     Powder River Basin. In the Powder River Basin, we currently have interests in approximately 50,000 gross acres, which we believe are prospective for coalbed methane drilling. From the beginning of 2000 through December 31, 2002, we participated in the drilling of 273 coalbed methane wells, 270 of which were successful. We operate 145 of these wells. In 2003, we expect to continue coalbed methane drilling in both the Wyodak and Big George coal-bearing areas of the Powder River Basin.

     Big Horn Basin. The Gooseberry field is our most significant property in the Big Horn Basin. We own a 100% working interest (nearly 90% net revenue interest) in this field, which consists of two waterflood units. Since acquiring the field in February 1995, we have more than doubled the production from approximately 535 bbl/d to over 1,100 bbl/d in December 2002. In 2002, a larger pipeline was placed in service to accommodate the increasing production from the unit. During the next 12 months, we plan to drill three to four additional development wells and to expand water injection capacity. We currently have interests in over 200,000 gross undeveloped acres in the Big Horn Basin.

  WESTERN DIVISION

     On December 17, 2002, we closed the acquisition of producing properties, undeveloped leasehold, gathering and compression facilities and other related assets in the Greater Natural Buttes area of Uintah County, Utah for approximately $507 million. This division represented approximately 23% of our net present value of estimated proved reserves as of December 31, 2002 and was producing approximately 68 Mmcfe/d on December 31, 2002. We have interests in 212,880 developed and 53,120 undeveloped gross acres and in 971 gross (approximately 755 net) producing wells in this division.

     In addition to establishing a new core area, the Acquisition:

     - increases our proved reserves by approximately 60%, or 596 Bcfe, replacing approximately 459% of our 2002 production and giving us nearly 1 Tcfe of proved reserves in the Rocky Mountains;

     - raises pro forma production approximately 19%, to approximately 434 Mmcfe/d, placing us among the 20 largest domestic independent exploration and production companies, based on fourth quarter 2002 daily production;

     - adds long-life, operated gas properties with a reserve to production ratio of over 20 years, extending our overall reserve life index from approximately 7 years to approximately 10 years and increasing the gas portion of both our proved reserves and production to approximately 70%;

     - contains upside potential, with over 600 proved undeveloped locations;

     - provides exploitation and exploration opportunities on 244,000 net acres of leasehold, including targets outside the producing areas and deeper formations within the producing areas; and

     - allows us to control the gathering and marketing of our natural gas and affords us access to interstate pipelines flowing east, such as Colorado Interstate Gas, and west, such as Questar Pipeline.

     Natural gas was first discovered in the Greater Natural Buttes field in 1955. Since that time, more than 900 Bcf of natural gas has been produced. Since 1991, development accelerated with more than 1,000 wells drilled in the field, approximately 98% of which were successful. The properties are characterized by established production profiles and long reserve lives. Producing horizons range from 5,000 to 14,000 feet, with production coming primarily from the Wasatch and Upper Mesa Verde formations.

     The Natural Buttes Unit has undergone a series of downspacings from the original spacing of 320 acres per well to current spacing of 40 acres per well. In adjacent units, operators are currently proposing downspacing to 20 acres per well. Operators of adjacent units have also drilled successful gas wells to the Lower Mesa Verde and Mancos formations underlying the primary field production, which could be prospective on a portion of our acreage.

     In the Greater Natural Buttes area, we operate approximately 650 net producing wells, or approximately 88% of the net present value of our proved reserves in the area. Through our high working interest and level of operations we can control the majority of drilling, completion and production of wells. We expect to drill 80 to

90 wells in 2003 and plan to expand the program to 120 to 150 wells per year for the next three to four years thereafter.

  SOUTHERN DIVISION

     The Southern Division conducts operations in the Permian Basin, onshore Gulf Coast and Mid-Continent regions. This division represented 36% of the net present value of our estimated proved reserves as of December 31, 2002, and contributed 40% of our fourth quarter 2002 net production. We have interests in 540,429 developed and 88,196 undeveloped gross acres and in 3,393 gross (approximately 1,368 net) producing wells in this division.

     Permian Basin. Our principal activity in the Permian Basin continues to be focused on development of the Andrews unit and the Shafter Lake San Andres unit waterfloods.

     - Andrews Unit. The Andrews unit waterflood produces from the Wolfcamp/Penn formation at approximately 8,600 feet. We have a 98.6% working interest in this 3,230-acre unit. During 2002 we continued expanding the waterflood program by drilling additional wells, converting wells to injectors and performing workovers on existing wells. As a result, production continues to increase from an 855 bbl/d average in 2000 to over 1,200 bbl/d as of December 31, 2002. We believe that production from this waterflood unit can be further enhanced with the use of CO(2) flooding or other tertiary recovery methods.

     - Shafter Lake San Andres Unit. The Shafter Lake San Andres unit is a 12,880-acre unit that produces from the Grayburg and San Andres formations at a depth of approximately 4,500 feet. We have an 81.4% working interest in this secondary recovery unit. In 2002, we drilled eight wells on 10-acre spacing and plan to drill 10 to 15 additional 10-acre wells in 2003. The unit was producing 655 bbl/d as of December 31, 2002. Operators of nearby San Andres fields have successfully drilled to 10-acre spacing before CO(2) injection. We believe the potential exists for CO(2) flooding as the field matures.

     Onshore Gulf Coast. Our Gulf Coast operations are primarily focused in the Yegua trend of southeast Texas, and in Northern Louisiana where we are active in two fields, the Elm Grove field and the North Louisiana field complex.

     - Southeast Texas Properties. We acquired these oil and gas properties on September 30, 2002. The total estimated proved reserves were approximately 67 Bcfe, of which 82% is natural gas. We operate essentially all of these properties. We also acquired approximately 10,000 net undeveloped acres and an interest in 120 square miles of 3-D seismic data. Since closing, we have participated in two shoots for an additional 185 square miles of 3-D seismic data, increased net production from approximately 28 Mmcfe/d to 35 Mmcfe/d and drilled two successful development wells and two exploration wells, of which one was successful. Currently, we have two rigs drilling in the area and expect to drill 15 exploration prospects over the next 12 to 24 months.

     - Elm Grove Field. We maintained an active development drilling program in the Elm Grove field in 2002 by drilling 24 wells, all of which were successful. In 2003 we expect to drill 20 to 25 wells. Net production has continued to grow throughout the year to average approximately 17.4 Mmcfe/d in fourth quarter 2002.

     - North Louisiana Field Complex. Development drilling in this four field complex continues to be active. In 2002 we drilled 16 wells, 15 of which were successful. Net production fourth quarter 2002 averaged 9.6 Mmcfe/d. We anticipate drilling between 15 and 25 wells in this region in each of the next two years.

     Mid-Continent. Our Mid-Continent operations are currently focused in Oklahoma and Kansas. Oil production is concentrated in our operated waterfloods in Oklahoma, while natural gas production is primarily from third party operated wells in Oklahoma and in our operated wells in Kansas.

  GULF OF MEXICO DIVISION

     The Gulf of Mexico Division represented 19% of the net present value of our estimated proved reserves as of December 31, 2002, and contributed 29% of our fourth quarter 2002 net production. As of December 31, 2002, we have interests in 318,469 developed and 312,245 undeveloped gross acres in the Gulf of Mexico and in 140 gross (approximately 39 net) producing wells.

     In addition to a production base with numerous exploitation opportunities within our developed acreage, the Gulf of Mexico provides us with moderate-risk exploration targets. We drilled 16 exploration wells in the Gulf of Mexico in 2001, 11 of which were successful, and 12 exploration wells 2002, 3 of which were successful. We have under license 3-D seismic data covering approximately 19,500 square miles (approximately 2,500 blocks) and 2-D seismic data covering 150,000 linear miles within the Gulf of Mexico.

     West Cameron Blocks 180/198. The West Cameron Blocks 180/198 complex is located 30 miles offshore in 52 feet of water. In 2002, we drilled 2 development wells, 1 of which was successful. Several recompletions were also done in 2002. The complex has produced approximately 1.7 Tcf of natural gas and 10 Mmbbl of oil from over 20 separate producing zones since its discovery. In fourth quarter 2002, the field produced 36.1 Mmcfe/d net to our interest.

     High Island Block 197. This field is located approximately 28 miles offshore in 50 feet of water and was discovered in the third quarter of 2001. We have a 25% non-operated working interest in the field. Four additional wells have been drilled, three of which were successful. The field commenced production in May 2002, from one well. In fourth quarter 2002 the field averaged
17.9 Mmcfe/d net to our interest.

     High Island Block 84. This field is located approximately 23 miles offshore in 50 feet of water and was discovered in the third quarter of 2001, with three development wells being drilled in 2002. We operate the field. Production commenced in June 2002 from two wells. We expect the two remaining wells to commence production in 2003. In fourth quarter 2002 the field averaged
8.3 Mmcfe/d net to our interest.

     South Timbalier Block 316. We discovered this field located approximately 66 miles offshore in 400 feet of water in the fourth quarter of 2001. We operate the field with a 40% working interest. Three wells have been drilled in the field. We expect to install a platform and commence production in the second half of 2003. Facility capacity on the platform will be 150 Mmcfe/d (47 Mmcfe/d net).

     Galveston Block 352. We drilled a successful exploratory well in the spring of 2002 and put the well on production in August. We operate the well with a 67% working interest. In fourth quarter 2002 it averaged 2.2 Mmcfe/d net to our interest.

     Green Canyon Block 640. We have a 3.5% overriding royalty interest in the Green Canyon Block 640, covering part of a 2002 discovery drilled by ChevronTexaco. Delineation drilling and evaluation within the field called Tahiti is ongoing.

PROVED RESERVES

     The following table sets forth estimated proved reserves for the periods indicated:

                                                          AS OF DECEMBER 31,
                                                --------------------------------------
                                                   2002          2001          2000
                                                ----------     --------     ----------
OIL (MBBLS)
  Developed...................................      60,576       51,068         28,673
  Undeveloped.................................      18,593       17,588          6,127
                                                ----------     --------     ----------
     Total....................................      79,169       68,656         34,800
                                                ==========     ========     ==========
NATURAL GAS (MMCF)
  Developed...................................     676,365      401,106        183,872
  Undeveloped.................................     425,018      115,050         58,839
                                                ----------     --------     ----------
     Total....................................   1,101,383      516,156        242,711
                                                ==========     ========     ==========
NATURAL GAS LIQUIDS (MBBLS)
  Developed...................................         378          119            247
  Undeveloped.................................         154          199            212
                                                ----------     --------     ----------
     Total....................................         532          318            459
                                                ==========     ========     ==========
TOTAL (MMCFE).................................   1,579,589      930,000        454,265
                                                ==========     ========     ==========
PRESENT VALUE ($ IN THOUSANDS)
  Developed...................................  $1,744,795     $737,625     $1,234,605
  Undeveloped.................................     661,023      186,718        336,287
                                                ----------     --------     ----------
     Total....................................  $2,405,818(1)  $924,343(2)  $1,570,892
                                                ==========     ========     ==========
STANDARDIZED MEASURE ($ IN THOUSANDS)(3)......  $1,766,451     $747,029     $1,098,399
                                                ==========     ========     ==========

---------------

(1) The difference in net present value from December 31, 2001 to December 31, 2002 resulted almost entirely from (i) the addition of 722.7 Bcfe of proved reserves acquired in connection with the Williston Basin, Southeast Texas and Utah acquisitions, (ii) the addition of 58 Bcfe as discoveries and extensions and (iii) the increase in commodity prices used to determine net present value (from $19.78 to $31.23 per bbl of oil and from $2.72 to $4.58 per Mmbtu of natural gas).

(2) The difference in net present value from December 31, 2000 to December 31, 2001 resulted almost entirely from (i) the addition of 502.7 Bcfe of proved reserves acquired in connection with the merger between Westport Resources Corporation and Belco Oil & Gas Corp., (ii) the addition of 92 Bcfe as discoveries and extensions, (iii) the downward revision of 33 Bcfe due to revisions of previous estimates and (iv) the decrease in commodity prices used to determine net present value (from $26.83 to $19.78 per bbl of oil and from $9.52 to $2.72 per Mmbtu of natural gas).

(3) The standardized measure is the value of the future after-tax net revenues discounted at 10%. The difference between the net present value and the standardized measure is the effect of income taxes discounted at 10%.

     Estimated quantities of our oil and gas reserves and the net present value of such reserves as of December 31, 2002 are based upon reserve reports prepared by Ryder Scott Company, L.P. and our engineering staff. Ryder Scott reports covered 81% of the total net present value of estimates of total proved reserves, evaluating 58% and auditing 23%. The internally generated report covered the remaining 19% of the net present value. At December 31, 2001 Ryder Scott audited 87% of the total net present value of estimates of total proved reserves and the remaining 13% of net present value of the reserves was unaudited. Estimates of total proved reserves at December 31, 2000 were prepared by Ryder Scott and Netherland, Sewell and

Associates, Inc. and our engineering staff. The Ryder Scott and Netherland Sewell reports covered approximately 85% of the total net present value of our reserves and the internally generated report covered the remaining 15% of the net present value for 2000.

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

PRODUCTION AND PRICE HISTORY

     The following table sets forth information regarding net production of oil, natural gas and natural gas liquids, and certain price and cost information for each of the periods indicated:

                                                           YEAR ENDED DECEMBER 31,
                                                         ----------------------------
                                                           2002      2001      2000
                                                         --------   -------   -------
PRODUCTION DATA(2):
Oil (Mbbls)............................................     7,927     4,929     3,584
Natural Gas (Mmcf).....................................    81,787    58,430    34,072
NGL (Mbbls)............................................        93        22        41
Total Mmcfe............................................   129,908    88,136    55,822
AVERAGE PRICES(1):
Oil (Mbbls)............................................  $  23.66   $ 21.69   $ 27.98
Natural Gas (Mmcf).....................................      2.94      3.59      4.21
NGL (Mbbls)............................................     16.00     18.97     21.02
Total Mmcfe............................................      3.30      3.60      4.38
AVERAGE COSTS (PER MCFE):
Lease operating expense................................  $    .69   $   .63   $   .62
General and administrative.............................       .18       .20       .14
Depletion, depreciation, and amortization..............      1.56      1.41      1.16

---------------

(1) Does not include the effects of hedging transactions.

(2) Production and price history for the Western Division consisting of the Acquired Properties are included only for the period from December 17, 2002, the acquisition date, to December 31, 2002.

PRODUCING WELLS

     The following table sets forth information at December 31, 2002 relating to the producing wells in which we owned a working interest as of that date. We also held royalty interests in 1,865 producing wells as of that date. Wells are classified as oil or natural gas wells according to their predominant production stream.

                                            GROSS PRODUCING   NET PRODUCING   AVERAGE WORKING
                                                 WELLS            WELLS          INTEREST
                                            ---------------   -------------   ---------------
Crude oil and liquids.....................       3,061            1,414            46.2%
Natural gas...............................       3,554            1,553            43.7%
                                                 -----            -----
  Total...................................       6,615            2,967              --
                                                 =====            =====

ACREAGE

     The following table sets forth information at December 31, 2002 relating to acreage held by us. Developed acreage is assigned to producing wells. Undeveloped acreage is acreage held under lease, permit, contract or option that is not in a spacing unit for a producing well, including leasehold interests identified for exploitation or exploratory drilling. The term "gross acres" refers to the total number of acres in which we own a working interest. The term "net acres" refers to gross acres multiplied by our fractional working interest therein.

                                                              GROSS ACREAGE   NET ACREAGE
                                                              -------------   -----------
DEVELOPED:
  Northern..................................................      563,695        241,059
  Western...................................................      212,880        192,070
  Southern..................................................      540,429        250,093
  Gulf of Mexico............................................      318,469         80,339
                                                                ---------      ---------
  Total Developed...........................................    1,635,473        763,561
UNDEVELOPED:
  Northern..................................................    1,145,920        497,908
  Western...................................................       53,120         51,930
  Southern..................................................       88,196         41,452
  Gulf of Mexico............................................      312,245        189,276
                                                                ---------      ---------
  Total Undeveloped.........................................    1,599,481        780,566
                                                                ---------      ---------
     Total..................................................    3,234,954      1,544,127
                                                                =========      =========

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

                                                              YEAR ENDED DECEMBER 31,
                                                              ------------------------
                                                               2002     2001     2000
                                                              ------   ------   ------
DEVELOPMENT WELLS:
  Productive
     Gross..................................................  194.0    242.0    169.0
     Net....................................................   96.0     86.0     40.0
  Dry
     Gross..................................................    6.0      9.0      8.0
     Net....................................................    3.7      3.4      1.7
EXPLORATORY WELLS:
  Productive
     Gross..................................................    6.0     18.0     12.0
     Net....................................................    2.4      5.9      5.8
  Dry
     Gross..................................................   13.0      6.0      8.0
     Net....................................................    5.5      3.3      3.4

     As of December 31, 2002, 6 additional exploration and eleven development wells were in progress.

ITEM 3.  LEGAL PROCEEDINGS

     Westport Oil and Gas Company, L.P., our wholly-owned subsidiary, is a defendant in a case brought in July 2001 against its predecessor, Belco Energy Corp., in the district court of Sweetwater County, Wyoming. The complaint seeks damages on behalf of a purported class of royalty owners for alleged improper deduction, valuation and reporting under the Wyoming Royalty Payment Act in connection with royalty payments made by Belco on production from wells it operates in the Moxa Arch area of the Green River Basin. Plaintiffs have advised us that they calculate the amount of damages allegedly owed by Belco to be approximately $1,165,000, which includes attorneys fees and litigation costs. We have denied liability for any of these damages and believe that we have valid defenses to plaintiffs' claims. Class certification and discovery have been stayed pending the decision by the Wyoming Supreme Court in a case involving unrelated parties that may have a bearing on this case and other similar cases filed by plaintiffs against other oil and gas industry operators in the Green River Basin. Settlement discussions have occurred with plaintiffs and are ongoing. We believe that our potential liability with respect to this proceeding is not material in the aggregate to our financial position, results of operations or cash flows. Accordingly, we have not established a reserve for loss in connection with this proceeding.

     From time to time, we may be a party to various other legal proceedings. Except as discussed herein, we are not currently party to any material pending legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted during the fourth quarter of the fiscal year covered by this Form 10-K to a vote of our security holders, through the solicitation of proxies or otherwise.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

PRICE RANGE OF COMMON STOCK

     Our common stock is listed and traded on the New York Stock Exchange, or NYSE, under the symbol "WRC." Prior to our merger with and into Belco, Belco common stock was listed and traded on the NYSE under the symbol "BOG." The following table sets forth the high and low sales prices per share of Belco and Westport common stock on the NYSE, for the periods indicated:

                                                         BELCO             WESTPORT
                                                    COMMON STOCK(1)    COMMON STOCK(2)
                                                    ---------------    ----------------
                                                     HIGH      LOW      HIGH      LOW
                                                    ------    -----    ------    ------
2000
First Quarter.....................................  $11.25    $5.31    $   --    $   --
Second Quarter....................................   10.50     7.38        --        --
Third Quarter.....................................    9.63     8.00        --        --
Fourth Quarter....................................   12.44     8.50        --        --
2001
First Quarter.....................................  $12.75    $8.40    $   --    $   --
Second Quarter....................................   10.60     7.90        --        --
Third Quarter (through August 20, 2001)...........    9.15     8.20        --        --
Third Quarter (from August 21, 2001)..............      --       --     20.39     12.60
Fourth Quarter....................................      --       --     17.94     13.90
2002
First Quarter.....................................  $   --    $  --    $19.77    $15.44
Second Quarter....................................      --       --     21.18     15.40
Third Quarter.....................................      --       --     18.69     13.20
Fourth Quarter....................................      --       --     21.40     16.20

---------------

(1) Stock price information for periods prior to August 21, 2001, the effective date of the merger with Belco, are for shares of Belco common stock listed and traded on the NYSE under the symbol "BOG." August 20, 2001 was the last full trading day on which shares of Belco common stock were traded prior to the merger with Belco.

(2) The merger with Belco became effective on August 21, 2001. In accordance with the agreement governing the merger with Belco, each outstanding share of Belco common stock was exchanged for 0.4125 of a share of Westport common stock.

DIVIDEND POLICY

     We have never declared or paid any cash dividends on our common stock. We anticipate that we will retain all future earnings and other cash resources for investment in our business. Accordingly, we do not intend to declare or pay cash dividends on our common stock in the foreseeable future. Payment of any future dividends on our common stock will be at the discretion of our board of directors after taking into account many factors, including our financial condition, operating results, current and anticipated cash needs and plans for expansion. The declaration and payment of any future dividends is currently prohibited by our Revolving Credit Facility and may be similarly restricted in the future.

RECENT SALES OF UNREGISTERED SECURITIES

     On November 19, 2002, we completed the private equity offering of 3.125 million shares of our common stock to Spindrift Partners, L.P., Spindrift Investors (Bermuda) L.P., Global Natural Resources III and

Global Natural Resources III L.P. at a net price to us of $16.00 per share for aggregate proceeds of $50 million. The purchasers may be prohibited from selling this common stock at our option for up to 187 days in the event we pursue a public equity offering during the next two years. The terms of the sale were negotiated on November 11, 2002 and the net price represents a 9% discount from the closing price of our common stock on the New York Stock Exchange as of that date.

     In connection with the private equity offering, we agreed to file a shelf registration statement registering the resale by the selling stockholders from time to time of the common stock we issued in the private equity offering. We also agreed to use our reasonable best efforts to cause the registration statement to become effective within 90 days of the closing of the private equity offering. In addition, we agreed, subject to certain rights of suspension, to keep such registration statement effective until the earlier of
(1) the date on which all of the shares have been (a) sold under the registration statement or (b) distributed pursuant to Rule 144(k) under the Securities Act or (2) two years after the date of the stock purchase agreement. On December 31, 2002, we filed the shelf registration statement registering the resale by the selling stockholders from time to time of our common stock issued in the private equity offering, which registration statement was declared effective by the SEC on January 7, 2003.

ITEM 6.  SELECTED FINANCIAL DATA

     The following table sets forth selected consolidated financial data for Westport as of the dates and for the periods indicated. The financial data for the five years ended December 31, 2002 were derived from our Consolidated Financial Statements. Future results may differ substantially from historical results because of changes in oil and natural gas prices, increases or decreases in production or other factors, many of which are beyond our control. The following data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," which includes a discussion of factors materially affecting the comparability of the information presented, and our financial statements and the notes thereto included elsewhere in this report.

                                                        YEAR ENDED DECEMBER 31, 2000
                                       --------------------------------------------------------------
                                          2002          2001          2000         1999        1998
                                       ----------   ------------   ----------   ----------   --------
                                                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENTS OF OPERATIONS DATA:
Operating revenues:
  Oil and natural gas sales..........  $  429,260    $  317,278     $244,669     $ 83,393    $ 52,057
  Hedge settlements..................      (1,276)        2,091      (24,627)      (7,905)        298
  Commodity price risk management
     activities:
     Non-hedge settlements...........         822        15,300           --           --          --
     Non-hedge change in fair value
       of derivatives................     (26,723)       14,323         (739)          --          --
  Gain (loss) on sale of operating
     assets, net.....................      (1,685)         (132)       3,130        3,637          --
                                       ----------    ----------     --------     --------    --------
       Net revenues..................     400,398       348,860      222,433       79,125      52,355
                                       ----------    ----------     --------     --------    --------
Operating costs and expenses:
  Lease operating expenses...........      89,328        55,315       34,397       22,916      21,554
  Production taxes...................      23,954        13,407       10,631        5,742       3,888
  Transportation costs...............       8,791         5,157        3,034        1,725         850
  Exploration........................      32,390        31,313       12,790        7,314      14,664
  Depletion, depreciation and
     amortization....................     203,093       124,059       64,856       25,210      36,264
  Impairment of proved properties....      19,700         9,423        2,911        3,072       8,794
  Impairment of unproved
     properties......................       9,961         6,974        5,124        2,273       1,898
  Stock compensation expense, net....       4,608           719        5,539(1)        --          --
  General and administrative.........      23,629        17,678        7,542        5,297       5,913
                                       ----------    ----------     --------     --------    --------
     Total operating expenses........     415,454       264,045      146,824       73,549      93,825
                                       ----------    ----------     --------     --------    --------
     Operating income (loss).........     (15,056)       84,815       75,609        5,576     (41,470)

                                                        YEAR ENDED DECEMBER 31, 2000
                                       --------------------------------------------------------------
                                          2002          2001          2000         1999        1998
                                       ----------   ------------   ----------   ----------   --------
                                                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
Other income (expense):
  Interest expense...................     (34,836)      (13,196)      (9,731)      (9,207)     (8,323)
  Interest income....................         546         1,668        1,230          489         403
  Change in interest rate swap fair
     value...........................         226         4,960           --           --          --
  Other..............................       1,002           211          152           16          29
                                       ----------    ----------     --------     --------    --------
     Income (loss) before income
       taxes.........................     (48,118)       78,458       67,260       (3,126)    (49,361)
     Benefit (provision) for income
       taxes.........................      19,552       (28,637)     (23,724)          --          --
                                       ----------    ----------     --------     --------    --------
       Net income (loss).............     (28,566)       49,821       43,536       (3,126)    (49,361)
     Preferred stock dividends.......       4,762         1,587           --           --          --
                                       ----------    ----------     --------     --------    --------
     Net income (loss) available to
       common stockholders...........  $  (33,328)   $   48,234     $ 43,536     $ (3,126)   $(49,361)
                                       ==========    ==========     ========     ========    ========
Weighted average number of common
  shares outstanding:
  Basic..............................      53,007        43,408       28,296       14,727      11,004
                                       ==========    ==========     ========     ========    ========
  Diluted............................      53,007        44,168       28,645       14,727      11,004
                                       ==========    ==========     ========     ========    ========
Net income (loss) per common share:
  Basic..............................  $    (0.63)   $     1.11     $   1.54     $  (0.21)   $  (4.49)
                                       ==========    ==========     ========     ========    ========
  Diluted............................  $    (0.63)   $     1.09     $   1.52     $  (0.21)   $  (4.49)
                                       ==========    ==========     ========     ========    ========
OTHER FINANCIAL DATA:
Net cash provided by operating
  activities.........................  $  223,197    $  195,273     $143,429     $ 21,279    $  7,622
Net cash provided by (used in)
  investing activities...............    (814,163)     (188,686)    (140,169)      17,981    (113,019)
Net cash provided by (used in)
  financing activities...............     606,396           843       (2,581)     (29,933)    104,667
Capital expenditures.................     827,502       194,244      146,086       14,005     113,008
BALANCE SHEET DATA (AS OF PERIOD
  END):
Cash and cash equivalents............  $   42,761    $   27,584     $ 20,154     $ 19,475    $ 10,148
Working capital (deficit)............     (11,068)       13,365       20,487       12,837     (30,993)
Total assets.........................   2,233,541     1,604,216      551,831      271,477     302,302
Total long-term debt.................     799,358       429,224          162      105,462     121,333
Total debt...........................     799,358       429,224          162      106,795     153,128
Total stockholders' equity...........   1,132,006       920,296      458,056      140,011     126,737

---------------

(1) Includes compensation expenses of $3.4 million recorded as a result of a one-time repurchase of employee stock options in March 2000 in connection with the merger between Westport Oil and Gas and EPGC.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     The following information should be read in conjunction with our historical consolidated financial statements and related notes and other financial information included elsewhere in this report.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     Our discussion and analysis of our financial condition and results of operation are based upon consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Our significant accounting policies are described in Note 1 to our consolidated financial statements included in this report. In response to SEC Release No. 33-8040, "Cautionary Advice Regarding Disclosure About Critical Accounting Policies," we have identified certain of these policies as being of particular importance to the portrayal of our financial position and results of operations and which require the application of significant judgment by our management. We analyze our estimates, including those related to oil and gas revenues, oil and gas properties, fair value of derivative instruments, income taxes and contingencies and litigation, and base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

     - Revenue Recognition. We follow the sales method of accounting for oil and natural gas revenues. Under this method, revenues are recognized based on actual volumes of oil and natural gas sold to purchasers. No receivables, payables, or unearned revenue are recorded unless a working interest owner's aggregate sales from the property exceed its share of the total reserves-in-place. If such a situation arises, the parties would likely cash balance.

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

      Our proved reserve information included in this report is based on estimates prepared by Ryder Scott Company, Netherland, Sewell & Associates, Inc. and our engineering staff. Estimates prepared by others may be higher or lower than our estimates.

      Because these estimates depend on many assumptions, all of which may substantially differ from actual results, reserve estimates may be different from the quantities of oil and natural gas that are ultimately recovered. In addition, results of drilling, testing and production after the date of an estimate may justify material revisions to the estimate.

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

     - Impairment of Goodwill. Goodwill of a reporting unit is tested for impairment on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. Management assesses whether or not an impairment provision is necessary based upon comparing the fair value of a reporting unit with its carrying value including goodwill.

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

     - Commodity Derivative Instruments and Hedging Activities. We periodically enter into commodity derivative contracts and fixed-price physical contracts to manage our exposure to oil and natural gas price volatility. We primarily utilize future contracts, swaps or options, which are generally placed with major financial institutions or with counterparties of high credit quality that we believe are minimal credit risks. The oil and natural gas reference prices of these commodity derivatives contracts are based upon crude oil and natural gas futures, which have a high degree of historical correlation with actual prices we receive. On January 1, 2001, we adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." Under SFAS No. 133 all derivative instruments are recorded on the balance sheet at fair value. Changes in the derivative's fair value are recognized currently in earnings unless specific hedge accounting criteria are met. For qualifying cash flow hedges, the gain or loss on the derivative is deferred in accumulated other comprehensive income (loss) to the extent the hedge is effective. For qualifying fair value hedges, the gain or loss on the derivative is offset by related results of the hedged item in the income statement. Gains and losses on hedging instruments included in accumulated other comprehensive income (loss) are reclassified to oil and natural gas sales revenue in the period that the related production is delivered. Derivative contracts that do not qualify for hedge accounting treatment are recorded as derivative assets and liabilities at market value in the consolidated balance sheet, and the associated unrealized gains and losses are recorded as current expense or income in the consolidated statement of operations. While such derivative contracts do not qualify for hedge accounting, management believes these contracts can be utilized as an effective component of commodity price risk management, or CPRM, activities.

     - Valuation of Deferred Tax Assets. The Company computes income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes." SFAS No. 109 requires an asset and liability approach which results in the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of those assets and liabilities. SFAS No. 109 also requires the recording of a valuation allowance if it is more likely than not that some portion or all of a deferred tax asset will not be realized.

OVERVIEW

     We are an independent energy company engaged in oil and natural gas exploitation, acquisition and exploration activities primarily in the United States. Our reserves and production operations are concentrated in the following diversified divisions: Northern (Rocky Mountains); Western (Uinta Basin); Southern (Permian Basin, Mid-Continent and Gulf Coast) and Gulf of Mexico (offshore). We focus on maintaining a balanced portfolio of lower-risk, long-life onshore reserves and higher-margin offshore reserves to provide a diversified cash flow foundation for our exploitation, acquisition and exploration activities.

     Our results of operations are significantly impacted by the prices of oil and natural gas, which are volatile. In 2002, oil and natural gas prices increased compared to prices in 2001. Oil and natural gas prices increased from $2.72 per Mcf and $19.78 per bbl at December 31, 2001 to $4.58 per Mcf and $31.23 per bbl at December 31, 2002.

     Oil and natural gas production costs are composed of lease operating expense and production taxes. Lease operating expense consists of pumpers' salaries, utilities, maintenance and other costs necessary to operate our producing properties. In general, lease operating expense per unit of production is lower on our offshore properties and does not fluctuate proportionately with our production. Production taxes are assessed by applicable taxing authorities as a percentage of revenues. However, properties located in Federal waters offshore are generally not subject to production taxes. Transportation costs are comprised of costs paid to a carrier to deliver oil or natural gas to a specified delivery point. In some cases we receive a payment from the purchases of our oil and natural gas, which is net of gas transportation costs and in other instances we pay the costs of transportation.

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

     We assess our proved properties on a field-by-field basis for impairment, in accordance with the provisions of Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment of Long Lived Assets and for Long Lived Assets to be Disposed of," whenever events or circumstances indicate that the capitalized costs of oil and natural gas properties may not be recoverable. When making such assessments, we compare the expected undiscounted future net revenues on a field-by-field basis with the related net capitalized costs at the end of each year. When the net capitalized costs exceed the undiscounted future net revenues, the cost of the property is written down to "fair value," which is determined using discounted future net revenues based on escalated prices. Impairments for the years ended December 31, 2002, 2001 and 2000 were calculated based on the following assumed oil and natural gas prices that we believe were representative of market pricing assumptions at the time:

     - At December 31, 2002, we assumed that oil prices in 2003, 2004 and 2005 would be $27.84, $24.09 and $23.48 per barrel, respectively, and would remain constant thereafter. We also assumed that natural gas prices in 2003, 2004 and 2005 would be $4.26, $4.14 and $3.88 per Mcf, respectively, and would remain constant thereafter.

     - At December 31, 2001, we assumed that oil prices in 2002 would be $20.84 per barrel and would escalate at an annual rate of 2.5% thereafter. We also assumed that natural gas prices in 2002 and 2003 would be $2.75 and $3.05 per Mcf, respectively, and would escalate at an annual rate of 2.5% thereafter.

     - At December 31, 2000, we assumed that oil prices in 2001 would be $24.70 per barrel and would escalate at an annual rate of 2.5% thereafter. We also assumed that natural gas prices in 2001 would be $4.48 per Mcf and would escalate at an annual rate of 2.5% thereafter.

     In 2002 estimates of declining production were based on internal estimates of which 81% of the net present value was evaluated or audited by independent reserve engineers and estimated operating costs and severance taxes were based on past experience. We also assumed at December 31, 2002 that operating and future development costs would remain constant thereafter. At December 31, 2001 and 2000, respectively, we assumed that operating and future development costs would escalate at an annual rate of 2.5% in 2002 and 2001, respectively. Reserve categories used in the impairment analysis for all periods considered are categories of proved reserves and probable and possible reserves, which were risk adjusted based on our drilling plans and history of successfully developing those types of reserves. We periodically assess our unproved properties to determine if any such properties have been impaired. Such assessment is based on, among other things, the fair value of properties located in the same area as the unproved property and our intent to pursue additional exploration opportunities on such property.

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

     General and administrative expenses consist primarily of salaries and related benefits, office rent, legal fees, consultants, systems costs and other administrative costs incurred in our Denver, Dallas, Houston and other offices. While we expect such costs to increase with our growth, we expect such increases to be proportionately smaller than our production growth.

BASIS OF PRESENTATION

     Westport was formed by the merger on April 7, 2000 of Westport Oil and Gas with EPGC. As a result of the merger, Westport Oil and Gas became a wholly owned subsidiary of EPGC, which subsequently changed its name to Westport Resources Corporation, and the stockholders of Westport Oil and Gas became the majority stockholders of EPGC. The senior management team of Westport Oil and Gas became the management team for the combined company, complemented by certain key managers from EPGC. The merger between EPGC and Westport Oil and Gas was accounted for using purchase accounting with Westport Oil and Gas as the surviving accounting entity. Westport began consolidating the results of EPGC with the results of Westport Oil and Gas as of the April 7, 2000 closing date.

     On August 21, 2001, the stockholders of Belco approved an agreement and plan of merger, dated as of June 8, 2001, between Belco and Westport. Pursuant to this agreement, Westport was merged with and into Belco, with Belco surviving and changing its name to Westport Resources Corporation. The merger was accounted for as a purchase transaction for financial accounting purposes with Westport as the surviving accounting entity. Westport began consolidating the results of Belco with its results as of the August 21, 2001 closing date.

     On September 30, 2002, we acquired oil and gas properties located in Southeast Texas for a total cash purchase price of approximately $122 million. We operate substantially all of the properties. The purchase also includes 10,000 net undeveloped acres and an interest in 120 square miles of 3-D seismic data. Operations from the properties were included in 2002 for the period from October 1, 2002 to December 31, 2002.

     On December 17, 2002, we acquired producing properties, undeveloped leaseholds, gathering and compression facilities and other related assets in the Greater Natural Buttes area of Uintah County, Utah from certain affiliates of El Paso Corporation for approximately $507 million, subject to certain purchase price adjustments. Our newly formed Western Division is comprised substantially of these properties. Operations from the properties were included in our results for 2002 for the period from December 17, 2002 to December 31, 2002.

RESULTS OF OPERATIONS

     The following table sets forth certain operational data for the years ended December 31, 2002, 2001 and 2000.

                                  SUMMARY DATA

                                                                FOR THE YEARS ENDED DECEMBER 31,
                                                              ------------------------------------
                                                                 2002         2001         2000
                                                              ----------   ----------   ----------
                                                              (IN THOUSANDS EXCEPT PER UNIT DATA)
Production
  Oil (Mbbls)...............................................      7,927        4,929        3,584
  Natural gas (Mmcf)........................................     82,346       58,562       34,318
  Mmcfe.....................................................    129,908       88,136       55,822
Average Daily Production
  Oil (Mbbls/d).............................................       21.7         13.5          9.8
  Natural gas (Mmcf/d)......................................      225.6        160.4         93.8
  Mmcfe/d...................................................      355.9        241.5        152.5
Average prices
  Oil (per bbl).............................................   $  23.66     $  21.69     $  27.98
  Natural gas (per Mcf).....................................       2.94         3.59         4.21
  Hedging effect (per Mcfe).................................       (.01)         .02         (.44)
Oil and natural gas sales...................................   $429,260     $317,278     $244,669
Lease operating expense.....................................     89,328       55,315       34,397
  Per Mcfe..................................................       0.69         0.63         0.62
General and administrative costs............................     23,629       17,678        7,542
  Per Mcfe..................................................       0.18         0.20         0.14
Depletion, depreciation and amortization....................    203,093      124,059       64,856
  Per Mcfe..................................................       1.56         1.41         1.16

     The following is a discussion of the financial condition and results of operations of Westport for the years ended December 31, 2002, 2001 and 2000.

     Revenues. Oil and natural gas revenues for 2002 increased by $112.0 million, or 35%, from $317.3 million in 2001 to $429.3 million in 2002. Production from the acquired Belco properties and other acquisitions, including the Williston Basin, Southeast Texas and Utah acquisitions, accounted for $113.9 million and $25.2 million, respectively, of the increase. Revenue also increased $20.5 million from recent discoveries in the Gulf of Mexico. The increases in oil and natural gas revenues were partially offset by oil and natural gas production declines in the Gulf of Mexico developed properties and a decrease in realized average prices per Mcfe, as discussed below. Production volumes increased 41.8 Bcfe from 88.1 Bcfe in 2001 to 129.9 Bcfe in 2002. Acquired Belco properties and other acquisitions, including the Williston Basin, Southeast Texas and Utah acquisitions, accounted for 31.6 Bcfe and 6.6 Bcfe, respectively, of the increase. Production volumes also increased 7.0 Bcfe from recent discoveries in the Gulf of Mexico and 1.6 Bcfe from the horizontal drilling program in the Wiley Field. The increases in production volumes were partially offset by oil and natural gas production declines in the Gulf of Mexico developed properties. Even though realized oil prices increased 9% in 2002 compared to 2001, realized natural gas prices decreased 18% in 2002 compared to 2001 causing the realized average prices per Mcfe to decrease 8%. Hedging transactions had the effect of reducing oil and natural gas revenues by $1.3 million in 2002, or $0.01 per Mcfe, and increasing oil and natural gas revenues by $2.1 million in 2001, or $0.02 per Mcfe.

     Oil and natural gas revenues for 2001 increased by $72.6 million, or 30%, from $244.7 million in 2000 to $317.3 million in 2001. Production from the acquired Belco properties accounted for $49.6 million of the increase. Revenue increased $37.1 million from recent discoveries in the Gulf of Mexico. The increases were partially offset by decreases of 22% and 15% in realized oil and natural gas prices, respectively. Production volumes increased 32.3 Bcfe from 55.8 Bcfe in 2000 to 88.1 Bcfe in 2001 (acquired Belco and EPGC properties accounted for 19.2 Bcfe and 0.7 Bcfe of the increase, respectively). Production volumes also increased 10.7 Bcfe from recent discoveries in the Gulf of Mexico, 0.6 Bcfe from coalbed methane development in the Powder River Basin area, 0.8 Bcfe from the horizontal drilling program in the Wiley Field, and 0.6 Bcfe from the acquired interest in the Ward Estes Field in August 2000. Increases were partially offset by declines in existing properties. Hedging transactions had the effect of increasing oil and natural gas revenues by $2.1 million in 2001, or $0.02 per Mcfe, and reducing oil and natural gas revenues by $24.6 million in 2000, or $0.44 per Mcfe.

     Commodity Price Risk Management Activities, or CPRM, Activities. The Company recorded a net loss of $26.7 million in the non-hedge change in fair value of derivatives in 2002 compared to a net gain of $14.3 million for 2001. The non-hedge loss in fair value of derivatives in 2002 in the amount of $18.2 million was related to derivative contracts entered into in anticipation of the expected production from the Acquired Properties. Upon closing of the Acquisition, the derivative contracts qualified for hedge accounting treatment. Net gains of $0.8 million and $15.3 million were recorded in 2002 and 2001, respectively, for non-hedge settlements of derivatives. The gains and losses relate to settlements of derivatives and changes in fair value of derivatives that under SFAS No. 133 do not qualify for hedge accounting.

     For 2001, we recorded a net gain of $14.3 million in the non-hedge change in fair value of derivatives compared to a net loss of $0.7 million for 2000. A net gain of $15.3 million was recorded in 2001 for non-hedge settlements of derivatives. The gains and losses relate to settlements of derivatives and changes in fair value of derivatives that under SFAS No. 133 do not qualify for hedge accounting.

     Gain (Loss) on Sale of Operating Assets. For 2002 and 2001, we recorded net losses of $1.7 million and $0.1 million, respectively, on sales of non-core operating assets compared to a net gain of $3.1 million in 2000. The gains and losses were calculated as the difference between the sales proceeds and the carrying value of the properties as of the date of the sale.

     Lease Operating Expense. Lease operating expense for 2002 increased by $34.0 million, or 61%, from $55.3 million in 2001 to $89.3 million in 2002. Lease operating expenses from the acquired Belco properties and other acquisitions, including the Williston Basin, Southeast Texas and Utah acquisitions, accounted for $25.5 and $4.5 million, respectively, of the increase. The remaining increase was primarily a result of increased production from recent offshore discoveries and nonrecurring workover expense in the Gulf of Mexico. On a per Mcfe basis, lease operating expense increased from $0.63 in 2001 to $0.69 in 2002. The increase on a per Mcfe basis was primarily due to nonrecurring workover expense performed in 2002 at a rate of $0.06 per Mcfe.

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

     Production Taxes. Production taxes for 2002 increased by $10.6 million, or 79%, from $13.4 million in 2001 to $24.0 million, in 2002. Acquired Belco properties and other acquisitions, including the Williston Basin, Southeast Texas and Utah acquisitions, accounted for $9.3 million and $2.3 million, respectively, of the increase in production taxes. The increase from the acquired Belco properties and other acquisitions, including the Williston Basin, Southeast Texas and Utah acquisitions, is partially offset by a decrease in revenue from onshore properties as a result of a decrease in realized average oil and natural gas prices. As a percent of oil and natural gas revenues (excluding the effects of hedges), production taxes increased from 4.2% in 2001 to 5.6% in 2002. The increase in production taxes as a percent of revenue is primarily the result of the acquired Belco properties and other acquisitions, which increased the number of onshore properties that are subject to production taxes.

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

     Transportation Costs. Transportation costs for 2002 increased by $3.6 million, or 70%, from $5.2 million in 2001 to $8.8 million in 2002. The increase from the acquired Belco properties accounted for $2.9 million of the increase. The remaining increase was primarily due to a one time adjustment related to certain coalbed methane wells.

     Transportation costs for 2001 increased by $2.2 million, or 70%, from $3.0 million in 2000 to $5.2 million in 2001. The increase was primarily due to additional offshore and coalbed methane wells that started producing in the latter part of 2000 and early 2001, which incur higher costs to transport the natural gas.

     Exploration Costs. Exploration costs for 2002 increased by $1.1 million, or 3%, from $31.3 million in 2001 to $32.4 million in 2002. Exploration costs for 2001 increased by $18.5 million, or 145%, from $12.8 million in 2000 to $31.3 million in 2001. The following table sets forth the components of our 2002, 2001 and 2000 exploration costs:

                                                           FOR THE YEAR ENDED DECEMBER 31,
                                                          ---------------------------------
                                                            2002        2001        2000
                                                          ---------   ---------   ---------
                                                                   (IN THOUSANDS)
Geological and geophysical costs........................   $10,078     $ 9,877     $ 5,308
Unsuccessful property acquisitions......................       364         482         262
Delay rentals...........................................     2,401       1,681       1,200
Exploratory dry holes...................................    19,547      19,273       6,020
                                                           -------     -------     -------
                                                           $32,390     $31,313     $12,790

     Depletion, Depreciation and Amortization, or DD&A, Expense. DD&A expense increased $79.0 million in 2002, from $124.1 million in 2001 to $203.1 million in 2002. DD&A expense related to the acquired Belco properties and other acquisitions, including the Williston Basin, Southeast Texas and Utah acquisitions, caused DD&A expense to increase $53.0 million and $8.0 million, respectively. Recent discoveries in the Gulf of Mexico caused DD&A expense to increase $17.6 million. The remaining increase was primarily due to the additions of oil and natural gas properties during 2002. On a per Mcfe basis, DD&A expense increased from $1.41 to $1.56 primarily due to recent discoveries in the Gulf of Mexico and acquired Belco properties, which have a higher DD&A expense per Mcfe.

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

     Impairment of Proved Properties. During 2002, 2001 and 2000, we recognized proved property impairments of $19.7 million, $9.4 million and $2.9 million, respectively. In 2002, $9.7 million of these impairments were attributable to unsuccessful development drilling in the Rocky Mountains and the remaining $10.0 million was primarily the result of a decline in oil and natural gas reserve value due to reserve volume reductions in underperforming fields located onshore and offshore. Impairments recorded in 2001 were as follows: $4.9 million resulting from unsuccessful development drilling in the Rocky Mountains, $1.5 million resulting from depressed oil and natural gas prices in the Rocky Mountains and Mid-Continent, $0.9 million resulting from unsuccessful development drilling in the Gulf of Mexico and $2.1 million resulting from depressed natural gas prices in the Gulf of Mexico. Impairments recorded in 2000 were mainly the result of a decline in oil and natural gas reserve value due to reserve volume reductions in underperforming fields in Wyoming, offshore and Louisiana.

     Impairment of Unproved Properties. In 2002, we recognized unproved property impairments of $10.0 million due to expired leases and from an assessment of the exploration opportunities existing on such properties. The impairments were for $4.0 million of leases held offshore, $3.4 million for leases held in Wyoming, $1.6 million for leases held in Texas and the remaining impairments were for various leases held in North Dakota and Louisiana. In 2001, we recognized unproved property impairments of $7.0 million on offshore leases, as a result of an assessment of the exploration opportunities existing on such properties. In 2000, we recognized unproved property impairments of $5.1 million, as a result of an assessment of the exploration opportunities existing on such properties. The $5.1 million consisted of $2.5 million for leases held in North Dakota, $1.5 million for leases held offshore and $1.1 million for various leases held in Kansas, Wyoming and Louisiana.

     Stock Compensation Expense. In 2002, we recorded $4.3 million of stock compensation expense related to certain stock options as a result of applying the provisions of FASB Interpretation No. 44 and recorded $0.3 million in expense related to the issuance of restricted stock. In 2001, we recognized $0.4 million of stock compensation expense related to certain stock options as a result of applying the provisions of FASB Interpretation No. 44 and recorded $0.3 million in expense related to the issuance of restricted stock. In 2000, we recognized $5.5 million of stock compensation expense due to a $3.4 million one-time stock compensation charge related to the repurchase of employee stock options and $2.1 million related to provisions of FASB Interpretation No. 44.

     General and Administrative, or G&A, Expense. G&A expense increased $5.9 million in 2002, or 34%, from $17.7 million in 2001 to $23.6 million in 2002. The merger with Belco accounted for $3.8 million of the increase. A majority of the remaining increase was due to payroll costs resulting from an increase in staff in 2002 reflecting expanded size and scope of our operations. On a per Mcfe basis, G&A expense in 2002 was $0.18 compared to $0.20 in 2001.

     G&A expense increased $10.2 million in 2001, or 134%, from $7.5 million in 2000 to $17.7 million in 2001. In connection with the EPGC merger additional employees were hired in the Houston office, which accounted for a $3.0 million increase in G&A expense. The merger with Belco accounted for $4.2 million of the increase. A majority of the remaining increase was due to payroll costs resulting from an increase in staff in 2001 reflecting expanded size and scope of our operations as a result of our reporting obligations under the Exchange Act. On a per Mcfe basis, G&A expense in 2001 was $0.20 compared to $0.14 in 2000.

     Other Income (Expense). Other expense for 2002 was ($33.1 million) compared to ($6.4 million) for 2001. Interest expense increased $21.6 million in 2002, as a result of the increase in the debt balance relating to the Belco merger and the Acquisition. Other income decreased $5.1 million as compared to 2001 primarily due to a decrease of $4.7 million in changes in fair values of interest rate swap contracts that were not designated as hedges for accounting purposes.

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

     Income Taxes. We recorded an income tax benefit of $19.6 million for 2002 ($17.5 million deferred and $2.1 million current) and $28.6 million income tax expense ($26.6 million deferred and $2.0 million current) for 2001.

     We recorded income tax expense of $28.6 million ($26.6 million deferred and $2.0 million current) for 2001 and $23.7 million ($23.0 million deferred and $0.7 million current) for 2000.

     Net Income (Loss). Net loss for 2002 was $28.6 million compared to net income of $49.8 million for 2001. The variance was primarily attributable to increases in revenues of $51.5 million and the change in the income taxes from a tax provision to a tax benefit of $48.2 million offset by increases of $151.4 million in operating expenses and $26.7 million in other expense. On a per share basis, the 2002 net loss was ($0.63) on both a basic and fully diluted basis compared to a $1.11 per basic share and $1.09 fully diluted for 2001 due to an increase of 14.7 million shares outstanding and a net loss.

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

     Net cash provided by operating activities was $223.2 million for 2002 compared to $195.3 million for 2001. Net cash provided by operating activities in 2002 increased compared to 2001 due to a 35% increase in oil and natural gas sales as a result of the mergers with Belco and other acquisitions, including the Williston Basin, Southeast Texas and Utah acquisitions, and recent discoveries in the Gulf of Mexico. Net cash provided by operating activities increased $51.9 million from $143.4 million for 2000 to $195.3 million for 2001 due to a 58% increase in production as a result of the merger with EPGC and Belco and 2001 discoveries in the Gulf of Mexico.

     Net cash used in investing activities was $814.2 million for 2002 compared to $188.7 million for 2001. Investing activities for 2002 include $679.9 million used for acquisitions and $147.6 million for exploitation and exploration activities, offset by proceeds from sales of properties of $13.3 million. Investing activities for 2001 included $187.9 million for exploitation and exploration activities and $6.3 million for acquisitions, offset by proceeds from sales of properties of $5.5 million. Net cash used in investing activities was $188.7 million for 2001 compared to $140.2 million for 2000. Investing activities for 2000 included $102.2 million for exploitation and exploration activities and $43.9 million for acquisitions ($42.4 million related to the merger with EPGC), offset by proceeds from sales of properties of $6.3 million.

     Net cash provided by financing activities was $606.4 million for 2002 compared to $0.8 million in 2001. Financing activities for 2002 consisted of $639.0 million from the issuance of senior subordinated notes and borrowings of long-term debt, $267.8 million from the issuance of common stock and $3.7 million from the gain on interest rate swap cancellation, offset by $285.0 million in repayment of long-term debt, new financing fees of $14.3 million and preferred stock dividends of $4.8 million. Financing activities for 2001 consisted of $577.6 million in repayment of long-term debt, new financing fees of $10.2 million, stock repurchases of $0.4 million and preferred stock dividends of $1.6 million, offset by $590.0 million in borrowings and $0.6 million from the issuance of common stock. Net cash provided by financing activities was $0.8 million for 2001 compared to net cash used in 2000 of $2.6 million. Financing activities for 2000 reflected borrowings of $50.0 million utilized to consummate the merger with EPGC and $104.1 million from the issuance of common stock offset by repayments of long-term debt of $156.6 million.

FINANCING ACTIVITY

     The following summarizes our contractual obligations at December 31, 2002 and the effect such obligations are expected to have on our liquidity and cash flow in future periods.

                                                             PAYMENTS DUE BY PERIOD
                                          ------------------------------------------------------------
                                                     LESS THAN                               AFTER
        CONTRACTUAL OBLIGATIONS            TOTAL      1 YEAR     1-3 YEARS   3-5 YEARS      5 YEARS
        -----------------------           --------   ---------   ---------   ---------   -------------
                                                                 (IN THOUSANDS)
Long term debt..........................  $799,358    $   --      $   --     $207,587      $591,771
Non-cancelable operating leases.........     6,196     1,196       2,062        2,938            --
                                          --------    ------      ------     --------      --------
Total contractual cash obligations......  $805,554    $1,196      $2,062     $210,525      $591,771
                                          ========    ======      ======     ========      ========

  REVOLVING CREDIT FACILITY

     On December 17, 2002, we entered into the Revolving Credit Facility with JPMorgan Chase Bank and Credit Suisse First Boston Corporation to replace our previous revolving credit facility. The Revolving Credit Facility provides for a maximum committed amount of $600 million and an initial borrowing base of approximately $470 million. The facility matures on December 16, 2006 and contains covenants and default provisions customary for similar credit facilities. We made borrowings under the Revolving Credit Facility to refinance our outstanding indebtedness under our previous revolving credit facility and to pay general corporate expenses.

     Advances under the Revolving Credit Facility are in the form of either an ABR loan or a Eurodollar loan. The interest on an ABR loan is a fluctuating rate based upon the highest of:

     - the rate of interest announced by JP Morgan Chase Bank, formerly known as The Chase Manhattan Bank, as its prime rate;

     - the secondary market rate for three month certificates of deposits plus 1%; or

     - the Federal funds effective rate plus 0.5%.

in each case plus a margin of 0% to 0.625% based upon the ratio of total debt to EBITDAX and the ratings of our senior unsecured debt as issued by Standard and Poor's Rating Group and Moody's Investor Services, Inc.

     The interest on a Eurodollar loan is a fluctuating rate based upon the rate at which Eurodollar deposits in the London interbank market are quoted plus a margin of 1.000% to 1.875% based upon the ratio of total debt to EBITDAX and the ratings of our senior unsecured debt as issued by Standard and Poor's Rating Group and Moody's Investor Service, Inc.

     As of December 31, 2002, we had borrowings of $80.0 million (with an average interest rate of 3.3%) and letters of credit issued of approximately $17.1 million outstanding under the Revolving Credit Facility, and available unused borrowing capacity of approximately $372.9 million.

     As of February 28, 2003, we had borrowings of $80.0 million (with an average interest rate of 3.3%) and letters of credit issued of approximately $162.3 million outstanding under the Revolving Credit Facility, and available unused borrowing capacity of approximately $227.7 million. The increase in letters of credit issued is due to the effect of increased commodity prices on the margin requirements of our oil and natural gas derivative contracts with our counterparties. The Revolving Credit Facility currently limits our outstanding letters of credit to $200 million.

  8 7/8% SENIOR SUBORDINATED NOTES DUE 2007

     In connection with the merger with Belco, we assumed $147 million face amount, $149 million fair value, of Belco's 8 7/8% Senior Subordinated Notes due 2007. On November 1, 2001, approximately $24.3 million face amount of these notes was tendered to us pursuant to the change of control provisions of the related indenture. The tender price was equal to 101% of the principal amount of each note plus accrued and unpaid interest as of October 29, 2001. Including the premium and accrued interest, the total amount paid was $24.8 million. We used borrowings under our revolving credit facility to fund the repayment. No gain or loss was recorded in connection with the redemption as the fair value of the 8 7/8% Senior Subordinated Notes recorded in connection with the merger with Belco equaled the redemption cost.

  8 1/4% SENIOR SUBORDINATED NOTES DUE 2011

     On December 17, 2002, we issued $300 million in additional principal amount of our 8 1/4% Senior Subordinated Notes Due 2011, or the old notes, pursuant to Rule 144A under the Securities Act at a price of 103% of the principal amount, with accrued interest from November 1, 2002. The old notes are additional debt securities under the Indenture pursuant to which, on November 5, 2001, we issued $275 million of our 8 1/4% Senior Subordinated Notes Due 2011. On March 14, 2002, all of the 2001 notes were exchanged in an exchange offer for an equal principal amount of the initial exchange notes. We used the proceeds from the sale of the old notes to finance, in part, the Acquisition. On January 24, 2003, we filed the exchange offer registration statement pursuant to a registration rights agreement relating to the old notes. In the event we fail to comply with some of our obligations under the registration rights agreement relating to the old notes, we will pay additional interest on the old notes. The exchange offer registration statement was declared effective by the SEC on January 30, 2003. We were offering to exchange up to $300 million aggregate principal amount of new 8 1/4% Senior Subordinated Notes Due 2011, or exchange notes, that have been registered under the Securities Act for an equal principal amount of old notes. The exchange offer expired at 5 p.m., New York City time, on March 6, 2003. We intend to close the exchange offer in March of this year.

     The notes are senior subordinated unsecured obligations of Westport and are fully and unconditionally guaranteed on a senior subordinated basis by some of our existing and future restricted subsidiaries. The notes mature on November 1, 2011. We pay interest on the notes semiannually on May 1 and November 1. Our first interest payment on the old notes will be May 1, 2003. We are entitled to redeem the notes in whole or in part on or after November 1, 2006 for the redemption price set forth in the notes. Prior to November 1, 2006, we are entitled to redeem the notes, in whole but not in part, at a redemption price equal to the principal amount of the notes plus a premium. There is no sinking fund for the notes. If we fail to comply with some of our obligations under the registration rights agreement relating to the old notes, we will pay additional interest on the old notes.

 PRIVATE EQUITY OFFERING

     On November 19, 2002, we completed the private equity offering of 3.125 million shares of our common stock to Spindrift Partners, L.P., Spindrift Investors (Bermuda) L.P., Global Natural Resources III and Global Natural Resources III L.P. at a net price to us of $16.00 per share for aggregate proceeds of $50 million. The purchasers may be prohibited from selling this common stock at our option for up to 187 days in the event we pursue a public equity offering during the next two years. The terms of the sale were negotiated on November 11, 2002 and the net price represents a 9% discount from the closing price of our common stock on the New York Stock Exchange as of that date.

     In connection with the private equity offering, we agreed to file a shelf registration statement registering the resale by the selling stockholders from time to time of the common stock we issued in the private equity offering. We also agreed to use our reasonable best efforts to cause the registration statement to become effective within 90 days of the closing of the private equity offering. In addition, we agreed, subject to certain rights of suspension, to keep such registration statement effective until the earlier of
(1) the date on which all of the shares have been (a) sold under the registration statement or (b) distributed pursuant to Rule 144(k) under the Securities Act or (2) two years after the date of the stock purchase agreement. On December 31, 2002, we filed the shelf registration statement registering the resale by the selling stockholders from time to time of our common stock issued in the private equity offering, which registration statement was declared effective by the SEC on January 7, 2003.

  SHELF OFFERING

     On December 16, 2002, we closed the shelf offering of 11.5 million shares of common stock at a price of $19.90 per share, which includes 1.5 million shares covered by an over-allotment option we granted to, and which was exercised by, the underwriters. We received net proceeds of approximately $216.2 million from the sale of our common stock, which we used to finance, in part, the Acquisition.

  CAPITAL EXPENDITURES

     We anticipate that our capital expenditures, excluding acquisitions, for 2003 will be approximately $230 million. Our capital expenditures for 2002 were $147.6 million, excluding acquisitions of $679.9 million and geological and geophysical costs of $10.1 million. We anticipate that our primary cash requirements for 2003 will include funding acquisitions, funding development projects and general working capital needs. We will continue to seek opportunities for acquisitions of proved reserves with substantial exploitation and exploration potential. The size and timing of capital requirements for acquisitions is inherently unpredictable and we therefore do not budget for them. We expect to fund our capital expenditure activities, which include acquisition, development of and exploration on our oil and gas properties through cash flow from operations and available capacity under our Revolving Credit Facility.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We periodically enter into commodity price risk management, or CPRM, transactions to manage our exposure to oil and gas price volatility. CPRM transactions may take the form of futures contracts, swaps or options. All CPRM data is presented in accordance with requirements of SFAS No. 133, which the Company adopted on January 1, 2001. Accordingly, unrealized gains and losses related to the change in fair market value of derivative contracts that qualify and are designated as cash flow hedges are recorded as other comprehensive income or loss and such amounts are reclassified to oil and gas sales revenues as the associated production occurs. Derivative contracts that do not qualify for hedge accounting treatment are recorded as derivative assets and liabilities at market value in the consolidated balance sheet, and the associated unrealized gains and losses are recorded as current expense or income in the consolidated statement of operations. While such derivative contracts do not qualify for hedge accounting, management believes these contracts can be utilized as an effective component of CPRM activities.

     For 2002 we recorded increases in operating revenues from non-hedge CPRM settlements in the amount of $0.8 million, which includes ($2.9) million of cash settlements and non-hedge change in fair value of derivatives of ($26.7) million, including ($0.1) million of ineffectiveness. The majority or $18.2 million of the non-hedge loss in fair value of derivatives was related to derivative contracts entered into in anticipation of the expected production from the Acquired Properties. Upon closing of the Acquisition, the derivative contracts qualified for hedge accounting treatment.

     For 2002, we recorded hedging settlement losses in the amount of $1.3 million, which includes cash losses of $8.2 million.

     For 2001, we recorded increases in operating revenues from non-hedge CPRM settlements in the amount of $15.3 million, which includes $3.6 million of cash settlements and non-hedge change in fair value of derivatives of $14.3 million. For 2000, we recorded a decrease in operating revenues from non-hedge change in fair value of derivatives of $0.7 million.

     For 2001, we recorded hedging settlement gains in the amount of $2.1 million, which include cash losses of $4.5 million and for 2000 hedging settlement losses of $24.6 million.

     As of February 19, 2003, we have approximately 5.2 million barrels of oil and 73.7 Bcf of natural gas subject to CPRM contracts for 2003. Of these contracts, all of the oil and 63.4 Bcf of the natural gas contracts are subject to weighted average NYMEX floor prices of $23.18 per barrel and $3.78 per Mmbtu and weighted average NYMEX ceiling prices of $25.16 per barrel and $4.20 per Mmbtu, respectively, excluding the effect, if any, of the three-way floor price. Of the remaining 2003 gas CPRM contracts, 7.3 Bcf have settlements that are calculated based on the Northwest Pipeline Rocky Mountain Index, or NWPRM, with weighted average NWPRM floor and ceiling prices of $3.00 and $3.29, respectively. The remaining 2003 gas CPRM contract settlements are calculated based on the Colorado Interstate Gas Rocky Mountain Index, or CIGRM, with a weighted average swap price of $3.59. In addition, included in the 63.4 Bcf of natural gas contracts, we entered into basis swaps covering 13.4 Bcf of natural gas for 2003 that lock in the pricing differential between NYMEX and NWPRM at a weighted average price differential of $0.67 per Mmbtu and 3.7 Bcf for 2003 that lock in the pricing differential between NYMEX and CIGRM at a weighted average price differential of $0.95 per Mmbtu. We have approximately 2.2 million barrels of oil and 49.3 Bcf of natural gas subject to CPRM contracts for 2004. Of these contracts, all of the oil and 38.3 Bcf of the natural gas contracts are subject to weighted average NYMEX floor prices of $23.93 per barrel and $3.83 per Mmbtu and weighted average NYMEX ceiling prices of $25.47 per barrel and $4.06 per Mmbtu, respectively, excluding the effect, if any, of the three-way floor price. The remaining 2004 gas CPRM contract settlements are calculated based on the NWPRM Index with weighted average swap price of $3.33. In addition, included in the 38.3 Bcf of natural gas contracts, we entered into basis swaps covering 3.7 Bcf of natural gas for 2004 that lock in the pricing differential between NYMEX and NWPRM at a weighted average price differential of $0.66 per Mmbtu and 1.8 Bcf of natural gas for 2004 that lock in the pricing differential between NYMEX and CIGRM at a weighted average differential of $0.81. We have approximately 9.1 Bcf of natural gas subject to CPRM contracts for 2005 with a weighted average NYMEX swap price of $3.96 per Mmbtu. The contracts discussed above represent our hedge and non-hedge positions.

     The tables below provide details about the volumes and prices of all open CPRM commitments, hedge and non-hedge, as of February 19, 2003:

                                                               2003      2004      2005
                                                              -------   -------   ------
HEDGES
GAS
  NYMEX Price Swaps Sold -- receive fixed price (thousand
     Mmbtu)(1)..............................................   31,950    18,300    9,125
     Average price, per Mmbtu...............................  $  4.01   $  3.92   $ 3.96
  NWPRM Price Swaps Sold -- receive fixed price (thousand
     Mmbtu)(2)..............................................       --    10,980       --
     Average price, per Mmbtu...............................       --   $  3.33       --
  CIGRM Price Swaps Sold -- receive fixed price (thousand
     Mmbtu)(3)..............................................    3,060        --       --
     Average price, per Mmbtu...............................  $  3.59        --       --
  NYMEX Collars Sold (thousand Mmbtu)(4)....................   23,383    16,380       --
     Average floor price, per Mmbtu.........................  $  3.61   $  3.70       --
     Average ceiling price, per Mmbtu.......................  $  4.29   $  4.00       --
  NWPRM Collars Sold (thousand Mmbtu)(5)....................    7,300        --       --
     Average floor price, per Mmbtu.........................  $  3.00        --       --
     Average ceiling price, per Mmbtu.......................  $  3.29        --       --
  NYMEX Three-way Collars (thousand Mmbtu)(4),(6)...........    8,030     3,660       --
     Average floor price, per Mmbtu.........................  $  3.39   $  4.00       --
     Average ceiling price, per Mmbtu.......................  $  4.73   $  5.00       --
     Three-way average floor price, per Mmbtu...............  $  2.22   $  3.15       --
  Basis Swaps(7)
     NWPRM (thousand Mmbtu).................................   13,430     3,660       --
       Average differential price, per Mmbtu................  $  0.67   $  0.66       --
     CIGRM (thousand Mmbtu).................................    3,650     1,830       --
       Average differential price, per Mmbtu................  $  0.95   $  0.81       --

                                                               2003      2004      2005
                                                              -------   -------   ------
OIL
  NYMEX Price Swaps Sold -- receive fixed price
     (Mbbls)(1).............................................      875     1,098       --
     Average price, per bbl.................................  $ 21.80   $ 24.02       --
  NYMEX Collars Sold (Mbbls)(4).............................    1,980        --       --
     Average floor price, per bbl...........................  $ 24.45        --       --
     Average ceiling price, per bbl.........................  $ 26.45        --       --
  NYMEX Three-way Collars (Mbbls)(4),(6)....................    1,995     1,098       --
     Average floor price, per bbl...........................  $ 23.18   $ 23.83       --
     Average ceiling price, per bbl.........................  $ 26.30   $ 26.92       --
     Three-way average floor price, per bbl.................  $ 18.90   $ 19.00       --
NON-HEDGES
OIL
  NYMEX Price Swaps Sold, receive fixed price (Mbbls)(1)....      300        --       --
     Average price per bbl..................................  $ 18.86        --       --

---------------

(1) For any particular NYMEX swap sold transaction, the counterparty is required to make a payment to Westport in the event that the NYMEX Reference Price for any settlement period is less than the swap price for such hedge, and we are required to make a payment to the counterparty in the event that the NYMEX Reference Price for any settlement period is greater than the swap price for such hedge.

(2) For any particular NWPRM swap sold transaction, the counterparty is required to make a payment to Westport in the event that the NWPRM Index Price for any settlement period is less than the swap price for such hedge, and we are required to make a payment to the counterparty in the event that the NWPRM Index Price for any settlement period is greater than the swap price for such hedge.

(3) For any particular CIGRM swap sold transaction, the counterparty is required to make a payment to Westport in the event that the CIGRM Index Price for any settlement period is less than the swap price for such hedge, and we are required to make a payment to the counterparty in the event that the CIGRM Index Price for any settlement period is greater than the swap price for such hedge.

(4) For any particular NYMEX collar transaction, the counterparty is required to make a payment to Westport if the average NYMEX Reference Price for the reference period is below the floor price for such transaction, and we are required to make payment to the counterparty if the average NYMEX Reference Price is above the ceiling price of such transaction.

(5) For any particular NWPRM collar transaction, the counterparty is required to make a payment to Westport if the average NWPRM Index Price for the reference period is below the floor price for such transaction, and we are required to make payment to the counterparty if the average NWPRM Index Price is above the ceiling price of such transaction.

(6) Three way collars are settled as described in footnote (4) above, with the following exception: if the NYMEX Reference Price falls below the three-way floor price, the average floor price is reduced by the amount the NYMEX Reference Price is below the three-way floor price. For example, if the NYMEX Reference Price is $18.00 per bbl during the term of the 2002 three-way collars, then the effective average floor price would be $22.28 per bbl.

(7) For any particular basis swap, the counterparty is required to make a payment to Westport in the event that the difference between the NYMEX Reference Price and the applicable published index (NWPRM or CIGRM) for any settlement period is greater than the swap differential price for such hedge, and Westport is required to make a payment to the counterparty in the event that the difference between the NYMEX Reference Price and the applicable published index (NMPRM or CIGRM) for any settlement period is less than the swap differential price for such hedge.

INTEREST RATE SWAP AGREEMENTS

     The following table summarizes the interest rate swap contracts we currently have in place:

                                                          CURRENT
NOTIONAL AMOUNT  TRANSACTION DATE   EXPIRATION DATE    ESTIMATED RATE
---------------  ----------------   ---------------    --------------
 $100 million    November 2001      November 1, 2011   LIBOR + 2.42%
 $ 50 million     January 2003      November 1, 2011   LIBOR + 3.37%
 $ 40 million     January 2003      November 1, 2011   LIBOR + 3.55%
 $ 50 million    February 2003      November 1, 2011   LIBOR + 3.42%

     We entered into the interest rate swap contracts above to hedge the fair value of a portion of the 8 1/4% Senior Subordinated notes. Because these swaps meet the conditions to qualify for the "short cut" method of assessing effectiveness under the provisions of SFAS 133, the change in the fair value of the debt is assumed to equal the change in the fair value of the interest rate swap. As such, there is no ineffectiveness assumed to exist between the interest rate swap and the notes.

     As of December 31, 2002, we recorded a derivative asset of $7.9 million related to the interest rate swap designated as a fair value hedges, with a corresponding debt increase.

     In September 2002, we terminated an interest rate swap on the 8 7/8% Senior Subordinated Notes resulting in the receipt of a $3.7 million fair value gain, which was added to the outstanding debt balance and will be amortized over the remaining life of the note.

     For 2002, we recorded other income of $0.2 million related to the change in fair value of the non-hedge interest rate swap.

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

     On April 9, 2002, we dismissed Arthur Andersen LLP, also referred to as Andersen, as our independent accountants effective as of that date. The decision to dismiss Andersen was recommended by the Audit Committee of the Board of Directors and was approved by the Board of Directors on April 9, 2002.

     Andersen's report on the Company's financial statements for the fiscal year ended December 31, 2001 did not contain an adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty or audit scope. In addition, there were no modifications as to accounting principles except that the audit report of Andersen for the fiscal year ended December 31, 2001 contained an explanatory paragraph with respect to the change in the method of accounting for derivative instruments effective January 1, 2001 as required by the Financial Accounting Standards Board. During fiscal year ended December 31, 2001 and the period from January 1, 2002 through the date of Andersen's termination, there were no disagreements between us and Andersen on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Andersen, pursuant to Item 304(a)(1) of Regulation S-K, would have caused it to make reference to the subject matter of the disagreements in its report.

     In April of 2002 as required under the regulations of the Securities and Exchange Commission, or the SEC, we provided Andersen with a copy of our disclosure in connection with this matter and requested Andersen to furnish us with a letter addressed to the SEC stating whether it agreed with our statements and, if not, stating the respects in which it did not agree. Andersen's letter was filed as Exhibit 16.1 to our Current Report on Form 8-K filed with the SEC on April 15, 2002.

     Effective April 9, 2002, we engaged KPMG LLP, or KPMG, as our new independent accountants for the fiscal year ending December 31, 2002. The decision to appoint KPMG was recommended by the Audit Committee of the Board of Directors and was approved by the Board of Directors on April 9, 2002.

     During the two most recent fiscal years and through the date of Andersen's termination, we did not consult with KPMG regarding any of the matters or events set forth in Item 304(a)(2) of Regulation S-K.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information called for by Item 10 of this report is incorporated by reference from our definitive Proxy Statement to be filed with the SEC pursuant to Regulation 14A under the Exchange Act.

ITEM 11.  EXECUTIVE COMPENSATION

     The information called for by Item 11 of this report is incorporated by reference from our definitive Proxy Statement to be filed with the SEC pursuant to Regulation 14A under the Exchange Act.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information called for by Item 12 of this report is incorporated by reference from our definitive Proxy Statement to be filed with the SEC pursuant to Regulation 14A under the Exchange Act.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information called for by Item 13 of this report is incorporated by reference from our definitive Proxy Statement to be filed with the SEC pursuant to Regulation 14A under the Exchange Act.

ITEM 14.  CONTROLS AND PROCEDURES

     Our Chairman of the Board and Chief Executive Officer and our Chief Financial Officer (our principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of a date within 90 days prior to the date of the filing of this annual report on Form 10-K, that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Chairman of the Board and Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

     There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of such evaluation.

                                    PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) The following documents are filed as part of this report:

          1. Financial Statements: See Index to Consolidated Financial Statements and Schedules immediately following the signature page of this report.

          2. Financial Statement Schedules: See Index to Consolidated Financial Statements and Schedules immediately following the signature page of this report.

          3. Exhibits: The following documents are filed as exhibits to this report:

EXHIBIT NO.                             EXHIBIT DESCRIPTION
-----------                             -------------------
    1.1       --    Purchase Agreement, dated as of December 11, 2002, by and
                    among Westport, subsidiary guarantors party thereto and the initial purchasers named therein (incorporated by reference to Exhibit 1 to Westport's Registration Statement on Form
                    S-4 (Registration No. 333-102705), filed with the SEC on
                    January 24, 2003).
    1.2       --    Stock Purchase Agreement, dated as of November 15, 2002, by and among Westport, Spindrift Partners, L.P., Spindrift
                    Investors (Bermuda) L.P., Global Natural Resources III and
                    Global Natural Resources III L.P. (incorporated by reference to Exhibit 1 to Westport's Registration Statement on Form
                    S-3 (Registration No. 333-102281), filed with the SEC on
                    December 31, 2002).
    2.1       --    Agreement and Plan of Merger, dated as of March 9, 2000, by and among Westport Oil and Gas Company, Inc., Westport
                    Energy Corporation, Equitable Production Company, Equitable
                    Production (Gulf) Company and EPGC Merger Sub Corporation
                    (incorporated by reference to Exhibit 2.1 to the
                    Registration Statement on Form S-1 of Westport Resources
                    Corporation, a Delaware corporation (Registration No.
                    333-40422), filed with the SEC on June 29, 2000).
    2.2       --    Agreement and Plan of Merger, dated as of June 8, 2001,
                    among Belco and Westport Resources Corporation, a Delaware corporation (incorporated by reference to Exhibit 2.1 to
                    Belco's Registration Statement on Form S-4/A (Registration
                    No. 333-64320), filed with the SEC on July 24, 2001).
    2.3       --    Purchase and Sale Agreement, dated November 6, 2002, among
                    Westport and certain affiliates of El Paso Corporation
                    parties thereto (incorporated by reference to Exhibit 2 to
                    Westport's Current Report on Form 8-K/A, filed with the SEC on December 27, 2002).
    3.1       --    Amended Articles of Incorporation of Westport (incorporated by reference to Exhibit 3.1 to Westport's Registration
                    Statement on Form 8-A/A, filed with the SEC on August 31,
                    2001).
    3.2       --    Second Amended and Restated Bylaws of Westport (incorporated by reference to Exhibit 3.2 to Westport's Registration
                    Statement on Form 8-A/A, filed with the SEC on August 31,
                    2001).
    4.1       --    Specimen Certificate for shares of Common Stock of Westport
                    (incorporated by reference to Exhibit 4.1 to Westport's
                    Registration Statement on Form 8-A/A, filed with the SEC on
                    August 31, 2001).
    4.2       --    Specimen Certificate for shares of 6 1/2% Convertible
                    Preferred Stock of Westport (incorporated by reference to
                    Exhibit 4 to Westport's Registration Statement on Form
                    8-A/A, filed with the SEC on August 31, 2001).
   *4.3       --    Third Amended and Restated Shareholders Agreement dated
                    February 14, 2003 among Westport, ERI, Medicor Foundation,
                    WELLC and certain stockholders named therein.
    4.4       --    Registration Rights Agreement, dated December 17, 2002,
                    among Westport, subsidiary guarantors party thereto and the initial purchasers named therein (incorporated by reference to Exhibit 4.6 to Westport's Registration Statement on Form
                    S-4 (Registration No. 333-102705), filed with the SEC on
                    January 24, 2003).
    4.5       --    Indenture, dated as of November 5, 2001, among Westport,
                    subsidiary guarantors from time to time party thereto and
                    The Bank of New York, as trustee (incorporated by reference to Exhibit 4.4 to Westport's Registration Statement on Form
                    S-4 (Registration No. 333-77060), filed with the SEC on
                    January 18, 2002).
    4.6       --    First Supplemental Indenture, dated as of December 31, 2001, among Westport, existing subsidiary guarantors party
                    thereto, new subsidiary guarantors named therein and The
                    Bank of New York, as trustee (incorporated by reference to
                    Exhibit 4.5 to Westport's Registration Statement on Form S-4
                    (Registration No. 333-77060), filed with the SEC on January
                    18, 2002).
    4.7       --    Second Supplemental Indenture, dated as of December 17,
                    2002, among Westport, existing subsidiary guarantors party thereto, new subsidiary guarantors named therein and The
                    Bank of New York, as trustee (incorporated by reference to
                    Exhibit 4.9 to Westport's Registration Statement on Form S-4
                    (Registration No. 333-102705), filed with the SEC on January
                    24, 2003).

EXHIBIT NO.                             EXHIBIT DESCRIPTION
-----------                             -------------------
    4.8       --    Indenture, dated as of September 23, 1997, among Belco, as issuer, and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.1 of Belco's Registration
                    Statement on Form S-4 (Registration No. 333-37125), filed
                    with the SEC on February 6, 1996).
    4.9       --    Supplemental Indenture dated as of February 25, 1998 between
                    Coda Energy, Inc., Diamond Energy Operating Company, Electra
                    Resources, Inc., Belco Operating Corp., Belco Energy L.P.,
                    Gin Lane Company, Fortune Corp., BOG Wyoming LLC and Belco
                    Finance Co. (individually, the Subsidiary Guarantors), a
                    subsidiary of Belco, and The Bank of New York, a New York
                    banking corporation (as Trustee) amending the Indenture
                    filed as Exhibit 4.2 above (incorporated by reference to
                    Exhibit 4.3 of Belco's Annual Report on Form 10-K for the
                    fiscal year ended December 31, 1997, filed with the SEC on
                    March 26, 1998).
    4.10      --    Second Supplemental Indenture, dated as of August 21, 2001, among Westport, certain subsidiary guarantors party thereto and The Bank of New York, as trustee (incorporated by
                    reference to Exhibit 4.3 to Westport's Quarterly Report on
                    Form 10-Q for the quarter ended September 30, 2001, filed
                    with the SEC on November 14, 2001).
    4.11      --    Third Supplemental Indenture, dated as of December 31, 2001, among Westport, existing subsidiary guarantors party
                    thereto, new subsidiary guarantors named therein and The
                    Bank of New York, as trustee (incorporated by reference to
                    Exhibit 4.10 to Westport's Registration Statement on Form
                    S-4 (Registration No. 333-77060), filed with the SEC on
                    January 18, 2002).
    4.12      --    Fourth Supplemental Indenture, dated as of December 17,
                    2002, among Westport, existing subsidiary guarantors, new
                    subsidiary guarantors and The Bank of New York, as trustee
                    (incorporated by reference to Exhibit 4.14 to Westport's
                    Registration Statement on Form S-4 (Registration No.
                    333-102705), filed with the SEC on January 24, 2003).
    4.13      --    Certificate of Designations of 6 1/2% Convertible Preferred
                    Stock dated March 5, 1998 (incorporated by reference to
                    Exhibit 4.1 of Belco's Current Report on Form 8-K, filed on
                    March 11, 1998).
    4.14      --    Form of 8 1/4% Note (contained in the Indenture listed as
                    Exhibit 4.4 above) (incorporated by reference to Exhibit 4.4 to Westport's Registration Statement on Form S-4
                    (Registration No. 333-77060), filed with the SEC on January
                    18, 2002).
    4.15      --    Form of 8 7/8% Note (contained in the Indenture listed as
                    Exhibit 4.8 above) (incorporated by reference to Exhibit 4.1 to Belco's Registration Statement on Form S-4 (Registration
                    No. 333-37125), filed with the SEC on February 6, 1996).
    4.16      --    Form of Indenture for Senior Debt Securities (incorporated by reference to Exhibit 4.1 to Belco's Amendment No. 1 to
                    the Registration Statement on Form S-3 (Registration No.
                    333-42107), filed with the SEC on December 23, 1997).
    4.17      --    Form of Indenture for Subordinated Debt Securities
                    (incorporated by reference to Exhibit 4.2 to Belco's
                    Amendment No. 1 to the Registration Statement on Form S-3
                    (Registration No. 333-42107), filed with the SEC on December
                    23, 1997).
   10.1       --    Credit Agreement, dated as of December 17, 2002, among
                    Westport, certain lenders from time to time party thereto,
                    Credit Suisse First Boston Corporation, as syndication
                    agent, JPMorgan Chase Bank, as administrative agent and
                    issuing bank, certain documentation agents party thereto,
                    Wachovia Bank, N.A., as senior managing agent, and certain managing agents named therein (incorporated by reference to
                    Exhibit 10.1 to Westport's Registration Statement on Form
                    S-4 (Registration No. 333-102705), filed with the SEC on
                    January 24, 2003).
   10.2       --    Subsidiary Guarantee, dated as of December 17, 2002, by each subsidiary guarantor party thereto in favor of JPMorgan
                    Chase Bank, as administrative agent for certain lenders and creditors (incorporated by reference to Exhibit 10.2 to
                    Westport's Registration Statement on Form S-4 (Registration
                    No. 333-102705), filed with the SEC on January 24, 2003).
   10.3       --    Westport Resources Corporation 2000 Stock Incentive Plan, as
                    amended on August 21, 2001 (incorporated by reference to
                    Exhibit 4.4 to Westport's Registration Statement on Form
                    S-8, filed with the SEC on August 31, 2001).

EXHIBIT NO.                             EXHIBIT DESCRIPTION
-----------                             -------------------
   10.4       --    Westport Resources Corporation Annual Incentive Plan 2000
                    (incorporated by reference to Exhibit 10.6 to Old Westport's
                    Registration Statement on Form S-1 (Registration No.
                    333-40422), filed with the SEC on June 29, 2000).
   10.5       --    Employment Agreement, effective as of April 1, 2002, between
                    Westport and Donald D. Wolf (incorporated by reference to
                    Exhibit 10.1 to Westport's Quarterly Report on Form 10-Q for
                    the quarter ended March 31, 2002, filed with the SEC on May
                    13, 2002).
   10.6       --    Employment Agreement, effective as of April 1, 2002, between
                    Westport and Barth E. Whitham (incorporated by reference to
                    Exhibit 10.2 to Westport's Quarterly Report on Form 10-Q for
                    the quarter ended March 31, 2002, filed with the SEC on May
                    13, 2002).
   10.7       --    Form of Indemnification Agreement between Westport and its officers and directors (incorporated by reference to Exhibit
                    10.1 to Westport's Quarterly Report on Form 10-Q for the
                    quarter ended June 30, 2002, filed with the SEC on August
                    14, 2002).
   10.8       --    Belco Oil & Gas Corp. 1996 Nonemployee Directors' Stock
                    Option Plan (incorporated by reference to Exhibit 10.1 of
                    Belco's Registration Statement on Form S-1 (Registration No.
                    333-1034), filed with the SEC on February 6, 1996).
   10.9       --    First Amendment to Belco Oil & Gas Corp. 1996 Nonemployee
                    Directors' Stock Option Plan (incorporated by reference to
                    Exhibit 10.1 of Belco's Quarterly Report on Form 10-Q for
                    the quarter ended June 30, 1999, filed with the SEC on
                    August 13, 1999).
   10.10      --    Belco Oil & Gas Corp. 1996 Stock Incentive Plan
                    (incorporated by reference to Exhibit 10.2 of Belco's
                    Registration Statement on Form S-1 (Registration No.
                    333-1034), filed with the SEC on February 6, 1996).
   10.11      --    First Amendment to Belco Oil & Gas Corp. 1996 Stock
                    Incentive Plan (incorporated by reference to Exhibit 10.2 of
                    Belco's Quarterly Report on Form 10-Q for the quarter ended
                    June 30, 2000, filed with the SEC on August 14, 2000).
   10.12      --    Form of Indemnification Agreement between Belco and its
                    officers and directors (incorporated by reference to Exhibit
                    10.6 of Belco's Registration Statement on Form S-1
                    (Registration No. 333-1034), filed with the SEC on February
                    6, 1996).
   10.13      --    Belco Oil & Gas Corp. Retention and Severance Benefit Plan
                    dated June 8, 2001 (incorporated by reference to Exhibit
                    10.18 to Belco's Registration Statement on Form S-4/A
                    (Registration No. 333-64320), filed with the SEC on July 24,
                    2001).
   10.14      --    Amended and Restated Well Participation Letter Agreement
                    dated as of December 31, 1992 between Chesapeake Operating,
                    Inc. and Belco, as amended by (i) Letter Agreement dated
                    April 14, 1983, (ii) Amendment dated December 31, 1993, and
                    (iii) Third Amendment dated December 30, 1994 (incorporated by reference to Exhibit 10.7 of Belco's Registration
                    Statement on Form S-1 (Registration No. 333-1034), filed
                    with the SEC on February 6, 1996).
   10.15      --    Sale Agreement (Independence) dated as of June 10, 1994
                    between Chesapeake Operating, Inc. and Belco (incorporated by reference to Exhibit 10.10 of Belco's Registration
                    Statement on Form S-1 (Registration No. 333-1034), filed
                    with the SEC on February 6, 1996).
   10.16      --    Sale and Area of Mutual Interest Agreement (Greater
                    Giddings) dated as of December 30, 1994 between Chesapeake
                    Operating, Inc. and Belco (incorporated by reference to
                    Exhibit 10.12 of Belco's Registration Statement on Form S-1
                    (Registration No. 333-1034), filed with the SEC on February
                    6, 1996).
   10.17      --    Golden Trend Area of Mutual Interest Agreement dated as of
                    December 17, 1992 between Chesapeake Operating, Inc. and
                    Belco (incorporated by reference to Exhibit 10.13 of Belco's
                    Registration Statement on Form S-1 (Registration No.
                    333-1034), filed with the SEC on February 6, 1996).
   10.18      --    Form of Participation Agreement for Belco Oil & Gas Corp.
                    1992 Moxa Arch Drilling Program (incorporated by reference to Exhibit 10.15 of Belco's Registration Statement on Form
                    S-1 (Registration No. 333-1034), filed with the SEC on
                    February 6, 1996).
   10.19      --    Form of Offset Participation Agreement to the Moxa Arch 1992
                    Offset Drilling Program (incorporated by reference to
                    Exhibit 10.16 of Belco's Registration Statement on Form S-1
                    (Registration No. 333-1034), filed with the SEC on February
                    6, 1996).

EXHIBIT NO.                             EXHIBIT DESCRIPTION
-----------                             -------------------
   10.20      --    Form of Participation Agreement for Belco Oil & Gas Corp.
                    1993 Moxa Arch Drilling Program (incorporated by reference to Exhibit 10.17 of Belco's Registration Statement on Form
                    S-1 (Registration No. 333-1034), filed with the SEC on
                    February 6, 1996).
   10.21      --    Change in Control Severance Protection Agreement, dated as of December 1, 2001, between Westport and Grant W. Henderson
                    (incorporated by reference to Exhibit 10.24 to Westport's
                    Registration Statement on Form S-4 (Registration No.
                    333-77060), filed with the SEC on January 18, 2002).
   10.22      --    Change in Control Severance Protection Agreement, dated as of December 1, 2001, between Westport and Lon McCain
                    (incorporated by reference to Exhibit 10.25 to Westport's
                    Registration Statement on Form S-4 (Registration No.
                    333-77060), filed with the SEC on January 18, 2002).
   10.23      --    Change in Control Severance Protection Agreement, dated as of December 1, 2001, between Westport and Kenneth D.
                    Anderson (incorporated by reference to Exhibit 10.26 to
                    Westport's Registration Statement on Form S-4 (Registration
                    No. 333-77060), filed with the SEC on January 18, 2002).
   10.24      --    Change in Control Severance Protection Agreement, dated as of December 1, 2001, between Westport and Lynn S. Belcher
                    (incorporated by reference to Exhibit 10.27 to Westport's
                    Registration Statement on Form S-4 (Registration No.
                    333-77060), filed with the SEC on January 18, 2002).
   10.25      --    Change in Control Severance Protection Agreement, dated as of December 1, 2001, between Westport and Brian K. Bess
                    (incorporated by reference to Exhibit 10.28 to Westport's
                    Registration Statement on Form S-4 (Registration No.
                    333-77060), filed with the SEC on January 18, 2002).
   10.26      --    Change in Control Severance Protection Agreement, dated as of December 1, 2001, between Westport and Howard L. Boigon
                    (incorporated by reference to Exhibit 10.29 to Westport's
                    Registration Statement on Form S-4 (Registration No.
                    333-77060), filed with the SEC on January 18, 2002).
   10.27      --    Change in Control Severance Protection Agreement, dated as of December 1, 2001, between Westport and Robert R. McBride,
                    Jr. (incorporated by reference to Exhibit 10.30 to
                    Westport's Registration Statement on Form S-4 (Registration
                    No. 333-77060), filed with the SEC on January 18, 2002).
  *10.28      --    Change in Control Severance Protection Agreement, dated as of February 1, 2003, between Westport and Carter Mathies.
   21         --    List of Subsidiaries of Westport (incorporated by reference to Exhibit 21 Westport's Registration Statement on Form S-4
                    (Registration No. 333-102705), filed with the SEC on January
                    24, 2003).
  *23.1       --    Consent of Independent Public Accountants, KPMG, LLP.
  *23.2       --    Consent of Ryder Scott Company.
  *23.3       --    Consent of Netherland, Sewell & Associates, Inc.
  *24.1       --    Power of Attorney (included on the signature page of this
                    Annual Report on Form 10-K).
  *99.1       --    Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
                    Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002,
                    of Chief Executive Officer of Westport.
  *99.2       --    Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
                    Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002,
                    of Chief Financial Officer of Westport.

---------------

* Filed herewith.

     Certain of the exhibits to this filing contain schedules which have been omitted in accordance with applicable regulations. Westport undertakes to furnish supplementally a copy of any omitted schedule to the Securities and Exchange Commission upon request.

     (b) Reports on Form 8-K.

     - Current Report on Form 8-K (Item 5) filed on November 7, 2002 by
       Westport;

     - Current Report on Form 8-K (Item 9) filed on December 2, 2002 by
       Westport;

     - Current Report on Form 8-K (Item 9) filed on December 2, 2002 by
       Westport;

     - Current Report on Form 8-K (Item 5) filed on December 2, 2002 by
       Westport;

     - Current Report on Form 8-K (Items 5 and 7) filed on December 2, 2002 by Westport, as amended by the Current Report on Form 8-K/A (Items 5 and 7) as filed with the SEC on December 12, 2002, as further amended by the Current Report on Form 8-K/A (Items 2 and 7) as filed with the SEC on December 27, 2002 and by the Current Report on Form 8-K/A (Items 5 and 7) as filed with the SEC on February 26, 2003; and

     - Current Report on Form 8-K (Item 5) filed on December 12, 2002 by
       Westport.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 7, 2003

                                          WESTPORT RESOURCES CORPORATION

                                          By:
                                                   /s/ DONALD D. WOLF
                                            ------------------------------------
                                            Name: Donald D. Wolf
                                              Title: Chairman of the Board
                                                and Chief Executive Officer

                               POWER OF ATTORNEY

     The undersigned directors and officers of Westport Resources Corporation hereby constitute and appoint Donald D. Wolf, Barth E. Whitham and Lon McCain, and each of them, with the power to act without the other and with full power of substitution and resubstitution, our true and lawful attorneys-in-fact and agents with full power to execute in our name and behalf in the capacities indicated below any and all amendments to this report and to file the same, with all exhibits and other documents relating thereto and hereby ratify and confirm all that such attorneys-in-fact, or either of them, or their substitutes, may lawfully do or cause to be done by virtue hereof. Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated on March 7, 2003:

                     SIGNATURE                                          TITLE
                     ---------                                          -----

                /s/ DONALD D. WOLF                      Chairman of the Board, Chief Executive
---------------------------------------------------   Officer (Principal Executive Officer) and
                  Donald D. Wolf                                       Director


                  /s/ LON MCCAIN                       Vice President, Chief Financial Officer
---------------------------------------------------       and Treasurer (Principal Financial
                    Lon McCain                                         Officer)


              /s/ KENNETH D. ANDERSON                  Vice President -- Accounting (Principal
---------------------------------------------------              Accounting Officer)
                Kenneth D. Anderson


               /s/ ROBERT A. BELFER                                    Director
---------------------------------------------------
                 Robert A. Belfer


              /s/ LAURENCE D. BELFER                                   Director
---------------------------------------------------
                Laurence D. Belfer


                 /s/ JAMES M. FUNK                                     Director
---------------------------------------------------
                   James M. Funk


                /s/ MURRY S. GERBER                                    Director
---------------------------------------------------
                  Murry S. Gerber

                     SIGNATURE                                          TITLE
                     ---------                                          -----


                /s/ ROBERT A. HAAS                                     Director
---------------------------------------------------
                  Robert A. Haas


                /s/ PETER R. HEARL                                     Director
---------------------------------------------------
                  Peter R. Hearl


                /s/ DAVID L. PORGES                                    Director
---------------------------------------------------
                  David L. Porges


                /s/ MICHAEL RUSSELL                                    Director
---------------------------------------------------
                  Michael Russell


                  /s/ RANDY STEIN                                      Director
---------------------------------------------------
                    Randy Stein


              /s/ WILLIAM F. WALLACE                                   Director
---------------------------------------------------
                William F. Wallace

                                 CERTIFICATION

I, Donald D. Wolf, Chairman of the Board and Chief Executive Officer of Westport Resources Corporation, certify that:

     1. I have reviewed this annual report on Form 10-K of Westport Resources Corporation;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                          /s/ DONALD D. WOLF
                                          --------------------------------------
                                          Donald D. Wolf
                                          Chairman of the Board and Chief
                                          Executive Officer

Date: March 7, 2003

                                 CERTIFICATION

I, Lon McCain, Vice President, Chief Financial Officer and Treasurer of Westport Resources Corporation, certify that:

     1. I have reviewed this annual report on Form 10-K of Westport Resources Corporation;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                          /s/ LON MCCAIN
                                          --------------------------------------
                                          Lon McCain
                                          Vice President, Chief Financial
                                          Officer and Treasurer

Date: March 7, 2003

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Reports of Independent Public Accountants...................   F-2
Consolidated Balance Sheets as of December 31, 2002 and
  2001......................................................   F-4
Consolidated Statements of Operations for the years ended
  December 31, 2002, 2001 and 2000..........................   F-5
Consolidated Statements of Stockholders' Equity for the
  years ended December 31, 2002, 2001 and 2000..............   F-6
Consolidated Statements of Cash Flows for the years ended
  December 31, 2002, 2001 and 2000..........................   F-7
Notes to Consolidated Financial Statements..................   F-8

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
Westport Resources Corporation:

     We have audited the 2002 consolidated financial statements of Westport Resources Corporation (a Nevada corporation) and subsidiaries as listed in the accompanying index. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The 2001 and 2000 consolidated financial statements of Westport Resources Corporation and subsidiaries as listed in the accompanying index were audited by other auditors who have ceased operations. Those auditors' report, dated March 1, 2002, on those consolidated financial statements was unqualified and included an explanatory paragraph that described the change in the Company's method of accounting for derivative instruments and hedging activities discussed in Notes 1 and 3 to the consolidated financial statements.

     We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the 2002 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Westport Resources Corporation and subsidiaries as of December 31, 2002, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

     As discussed in Notes 1 and 3 to the consolidated financial statements, the Company changed its method of accounting for derivative instruments and hedging activities in 2001.

                                          /s/  KPMG LLP

Denver, Colorado
February 21, 2003

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

     THE FOLLOWING REPORT IS A COPY OF THE PREVIOUSLY ISSUED REPORT FROM ARTHUR ANDERSEN LLP (ANDERSEN). ANDERSEN DID NOT PERFORM ANY PROCEDURES IN CONNECTION WITH THIS ANNUAL REPORT ON FORM 10-K. ACCORDINGLY, THIS REPORT HAS NOT BEEN REISSUED BY ANDERSEN.

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

     As explained in Notes 1 and 4 to the consolidated financial statements, on January 1, 2001, the Company changed its method of accounting for derivative instruments and hedging activities.

                                          ARTHUR ANDERSEN LLP

Denver, Colorado
March 1, 2002

                         WESTPORT RESOURCES CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                                                                   DECEMBER 31,
                                                              -----------------------
                                                                 2002         2001
                                                              ----------   ----------
                                                                  (IN THOUSANDS,
                                                                EXCEPT SHARE DATA)
                                       ASSETS
Current assets:
  Cash and cash equivalents.................................  $   42,761   $   27,584
  Accounts receivable, net..................................      73,549       61,808
  Derivative assets.........................................      14,861        7,832
  Prepaid expenses and other assets.........................      13,358        5,474
                                                              ----------   ----------
         Total current assets...............................     144,529      102,698
                                                              ----------   ----------
Property and equipment, at cost:
  Oil and natural gas properties, successful efforts method:
    Proved properties.......................................   2,177,656    1,446,331
    Unproved properties.....................................     104,430      105,539
                                                              ----------   ----------
                                                               2,282,086    1,551,870
  Less accumulated depletion, depreciation and
    amortization............................................    (481,396)    (280,737)
                                                              ----------   ----------
         Net oil and gas properties.........................   1,800,690    1,271,133
                                                              ----------   ----------
  Building and other office furniture and equipment.........       9,686        8,099
  Less accumulated depreciation.............................      (3,933)      (3,028)
                                                              ----------   ----------
         Net building and other office furniture and
           equipment........................................       5,753        5,071
                                                              ----------   ----------
Other assets:
  Long-term derivative assets...............................      14,824          612
  Goodwill..................................................     246,712      214,844
  Other assets..............................................      21,033        9,858
                                                              ----------   ----------
         Total other assets.................................     282,569      225,314
                                                              ----------   ----------
         Total assets.......................................  $2,233,541   $1,604,216
                                                              ==========   ==========
                        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $   51,158   $   47,901
  Accrued expenses..........................................      39,209       30,294
  Ad valorem taxes payable..................................       8,988        6,930
  Derivative liabilities....................................      56,156        3,289
  Income taxes payable......................................          86          550
  Other current liabilities.................................          --          369
                                                              ----------   ----------
         Total current liabilities..........................     155,597       89,333
Long-term debt..............................................     799,358      429,224
Deferred income taxes.......................................     124,530      158,005
Long-term derivative liabilities............................      21,305        5,956
Other liabilities...........................................         745        1,402
                                                              ----------   ----------
         Total liabilities..................................   1,101,535      683,920
                                                              ----------   ----------
Commitments and contingencies (Note 12)
Stockholders' equity:
  6 1/2% Convertible preferred stock, $.01 par value;
    10,000,000 shares authorized; 2,930,000 issued and
    outstanding at December 31, 2002 and 2001,
    respectively............................................          29           29
  Common stock, $.01 par value; 70,000,000 shares
    authorized; 66,823,830 and 52,092,691 shares issued and
    outstanding at December 31, 2002 and 2001,
    respectively............................................         668          521
  Additional paid-in capital................................   1,150,345      877,960
  Treasury stock -- at cost; 33,617 and 30,000 shares at
    December 31, 2002 and 2001, respectively................        (469)        (408)
  Retained earnings.........................................           2       33,330
  Accumulated other comprehensive income (loss):
    Deferred hedge loss, net................................     (18,408)       8,864
    Cumulative translation adjustment.......................        (161)          --
                                                              ----------   ----------
         Total stockholders' equity.........................   1,132,006      920,296
                                                              ----------   ----------
         Total liabilities and stockholders' equity.........  $2,233,541   $1,604,216
                                                              ==========   ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                         WESTPORT RESOURCES CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                               FOR THE YEAR ENDED DECEMBER 31,
                                                              ---------------------------------
                                                                2002        2001        2000
                                                              ---------   ---------   ---------
                                                                       (IN THOUSANDS,
                                                                  EXCEPT PER SHARE AMOUNTS)
Operating revenues:
  Oil and natural gas sales.................................  $429,260    $317,278    $244,669
  Hedge settlements.........................................    (1,276)      2,091     (24,627)
  Commodity price risk management activities:
    Non-hedge settlements...................................       822      15,300          --
    Non-hedge change in fair value of derivatives...........   (26,723)     14,323        (739)
  Gain (loss) on sale of operating assets, net..............    (1,685)       (132)      3,130
                                                              --------    --------    --------
      Net revenues..........................................   400,398     348,860     222,433
                                                              --------    --------    --------
Operating costs and expenses:
  Lease operating expenses..................................    89,328      55,315      34,397
  Production taxes..........................................    23,954      13,407      10,631
  Transportation costs......................................     8,791       5,157       3,034
  Exploration...............................................    32,390      31,313      12,790
  Depletion, depreciation and amortization..................   203,093     124,059      64,856
  Impairment of proved properties...........................    19,700       9,423       2,911
  Impairment of unproved properties.........................     9,961       6,974       5,124
  Stock compensation expense, net...........................     4,608         719       5,539
  General and administrative................................    23,629      17,678       7,542
                                                              --------    --------    --------
      Total operating expenses..............................   415,454     264,045     146,824
                                                              --------    --------    --------
      Operating income (loss)...............................   (15,056)     84,815      75,609
Other income (expense):
  Interest expense..........................................   (34,836)    (13,196)     (9,731)
  Interest income...........................................       546       1,668       1,230
  Change in interest rate swap fair value...................       226       4,960          --
  Other.....................................................     1,002         211         152
                                                              --------    --------    --------
Income (loss) before income taxes...........................   (48,118)     78,458      67,260
                                                              --------    --------    --------
Benefit (provision) for income taxes:
  Current...................................................     2,094      (2,006)       (675)
  Deferred..................................................    17,458     (26,631)    (23,049)
                                                              --------    --------    --------
      Total benefit (provision) for income taxes............    19,552     (28,637)    (23,724)
                                                              --------    --------    --------
Net income (loss)...........................................   (28,566)     49,821      43,536
Preferred stock dividends...................................     4,762       1,587          --
                                                              --------    --------    --------
Net income (loss) available to common stockholders..........  $(33,328)   $ 48,234    $ 43,536
                                                              ========    ========    ========
Weighted average number of common shares outstanding:
      Basic.................................................    53,007      43,408      28,296
                                                              ========    ========    ========
      Diluted...............................................    53,007      44,168      28,645
                                                              ========    ========    ========
Net income (loss) per common share:
      Basic.................................................  $  (0.63)   $   1.11    $   1.54
                                                              ========    ========    ========
      Diluted...............................................  $  (0.63)   $   1.09    $   1.52
                                                              ========    ========    ========

  The accompanying notes are an integral part of these consolidated financial statements.

                         WESTPORT RESOURCES CORPORATION

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                         TREASURY
                                     PREFERRED STOCK    COMMON STOCK     ADDITIONAL    COMMON STOCK     RETAINED EARNINGS
                                     ---------------   ---------------    PAID-IN     ---------------     (ACCUMULATED
                                     SHARES   AMOUNT   SHARES   AMOUNT    CAPITAL     SHARES   AMOUNT       DEFICIT)
                                     ------   ------   ------   ------   ----------   ------   ------   -----------------
                                                                        (IN THOUSANDS)
Balance at December 31, 1999.......     --     $--     15,631    $156    $  198,295     --     $  --        $(58,440)
  Stock issuance for EPGC merger...     --      --     15,236     152       165,204     --        --              --
  Merger costs paid by principal
    stockholder....................     --      --         --      --         2,895     --        --              --
  Common stock issuance from
    initial public offering........     --      --      7,535      75       103,836     --        --              --
  Option plan compensation.........     --      --         --      --         2,156     --        --              --
  Stock options exercised..........     --      --         13       1           140     --        --              --
  Stock issuance to directors......     --      --          4      --            50     --        --              --
  Net income.......................     --      --         --      --            --     --        --          43,536
                                     -----     ---     ------    ----    ----------    ---     -----        --------
Balance at December 31, 2000.......     --      --     38,419     384       472,576     --        --         (14,904)
  Stock issuance for Belco
    merger.........................  2,930      29     13,587     136       403,959     --        --              --
  Repurchase of common stock.......     --      --         --      --            --    (30)     (408)             --
  Option plan compensation.........     --      --         --      --           367     --        --              --
  Stock options exercised..........     --      --         51       1           706     --        --              --
  Preferred stock dividends paid...     --      --         --      --            --     --        --          (1,587)
  Restricted stock issued..........     --      --         36      --           352     --        --              --
Comprehensive income:
    Net income.....................     --      --         --      --            --     --        --          49,821
    Cumulative effect of change in
      accounting principle.........
    Change in fair value of
      derivative hedging
      instruments..................
    Hedge settlements reclassified
      to income....................
      Total other comprehensive
        income.....................
                                     -----     ---     ------    ----    ----------    ---     -----        --------
Balance at December 31, 2001.......  2,930      29     52,093     521       877,960    (30)     (408)         33,330
  Proceeds from issuance of common
    stock..........................     --      --     14,625     146       266,290     --        --              --
  Repurchase of common stock.......     --      --         --      --            --     (4)      (61)             --
  Option plan compensation.........     --      --         --      --         4,333     --        --              --
  Stock options exercised..........     --      --        105       1         1,467     --        --              --
  Stock issuance to directors......     --      --         --      --            20     --        --              --
  Preferred stock dividends paid...     --      --         --      --            --     --        --          (4,762)
  Restricted stock issued..........     --      --         --      --           275     --        --              --
Comprehensive income:
    Net loss.......................     --      --         --      --            --     --        --         (28,566)
    Change in fair value of
      derivative hedging
      instruments..................
    Hedge settlements reclassified
      to income....................
    Currency translation
      adjustment...................
      Total other comprehensive
        income.....................
                                     -----     ---     ------    ----    ----------    ---     -----        --------
Balance at December 31, 2002.......  2,930     $29     66,823    $668    $1,150,345    (34)    $(469)       $      2
                                     =====     ===     ======    ====    ==========    ===     =====        ========

                                      ACCUMULATED
                                         OTHER
                                     COMPREHENSIVE   STOCKHOLDERS'
                                     INCOME (LOSS)   EQUITY TOTAL
                                     -------------   -------------
                                            (IN THOUSANDS)
Balance at December 31, 1999.......    $     --       $  140,011
  Stock issuance for EPGC merger...          --          165,356
  Merger costs paid by principal
    stockholder....................          --            2,895
  Common stock issuance from
    initial public offering........          --          103,911
  Option plan compensation.........          --            2,156
  Stock options exercised..........          --              141
  Stock issuance to directors......          --               50
  Net income.......................          --           43,536
                                       --------       ----------
Balance at December 31, 2000.......          --          458,056
  Stock issuance for Belco
    merger.........................          --          404,124
  Repurchase of common stock.......          --             (408)
  Option plan compensation.........          --              367
  Stock options exercised..........          --              707
  Preferred stock dividends paid...          --           (1,587)
  Restricted stock issued..........          --              352
Comprehensive income:
    Net income.....................          --           49,821
    Cumulative effect of change in
      accounting principle.........      (3,100)          (3,100)
    Change in fair value of
      derivative hedging
      instruments..................      13,292           13,292
    Hedge settlements reclassified
      to income....................      (1,328)          (1,328)
                                                      ----------
      Total other comprehensive
        income.....................                       58,685
                                       --------       ----------
Balance at December 31, 2001.......       8,864          920,296
  Proceeds from issuance of common
    stock..........................          --          266,436
  Repurchase of common stock.......          --              (61)
  Option plan compensation.........          --            4,333
  Stock options exercised..........          --            1,468
  Stock issuance to directors......          --               20
  Preferred stock dividends paid...          --           (4,762)
  Restricted stock issued..........          --              275
Comprehensive income:
    Net loss.......................          --          (28,566)
    Change in fair value of
      derivative hedging
      instruments..................     (27,981)         (27,981)
    Hedge settlements reclassified
      to income....................         709              709
    Currency translation
      adjustment...................        (161)            (161)
                                                      ----------
      Total other comprehensive
        income.....................                      (55,999)
                                       --------       ----------
Balance at December 31, 2002.......    $(18,569)      $1,132,006
                                       ========       ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                         WESTPORT RESOURCES CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                               FOR THE YEAR ENDED DECEMBER 31,
                                                              ---------------------------------
                                                                2002        2001        2000
                                                              ---------   ---------   ---------
                                                                       (IN THOUSANDS)
Cash flows from operating activities:
  Net income (loss).........................................  $ (28,566)  $  49,821   $  43,536
  Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
    Depletion, depreciation and amortization................    203,093     124,059      64,856
    Exploratory dry hole costs..............................     19,546      19,273       6,020
    Impairment of proved properties.........................     19,700       9,423       2,911
    Impairment of unproved properties.......................      9,961       6,974       5,124
    Deferred income taxes...................................    (17,458)     26,631      23,049
    Stock compensation expense..............................      4,608         719       2,156
    Change in derivative fair value.........................     27,475     (19,283)         --
    Amortization of financing fees..........................      2,438         435          --
    Loss (gain) on sale of assets...........................      1,685         132      (3,130)
    Other...................................................       (274)         --          50
    Changes in assets and liabilities, net of effects of
       acquisitions:
       Decrease (increase) in accounts receivable...........     (2,909)     10,126     (28,678)
       Decrease in net derivative liabilities...............    (10,388)    (18,285)         --
       Decrease (increase) in prepaid expenses and other
         assets.............................................     (5,031)      1,051      (1,139)
       Increase (decrease) in accounts payable..............     (6,573)     (6,240)     17,930
       Increase (decrease) in accrued expenses..............      8,105      (8,474)      9,622
       Increase (decrease) in ad valorem taxes payable......       (851)     (1,130)      2,183
       Increase (decrease) in income taxes payable..........       (477)        301         375
       Decrease in other liabilities........................       (887)       (260)     (1,436)
                                                              ---------   ---------   ---------
Net cash provided by operating activities...................    223,197     195,273     143,429
                                                              ---------   ---------   ---------
Cash flows from investing activities:
  Additions to property and equipment.......................   (147,612)   (187,925)   (102,229)
  Proceeds from sales of assets.............................     13,311       5,536       6,259
  Merger with EPGC..........................................         --          --     (42,403)
  Other acquisitions........................................   (679,890)     (6,319)     (1,454)
  Other.....................................................         28          22        (342)
                                                              ---------   ---------   ---------
Net cash used in investing activities.......................   (814,163)   (188,686)   (140,169)
                                                              ---------   ---------   ---------
Cash flows from financing activities:
  Proceeds from issuance of common stock, net...............    267,787         576     104,052
  Repurchase of common stock................................        (61)       (408)         --
  Proceeds from issuance of long-term debt..................    639,000     590,000      50,000
  Repayments of long-term debt..............................   (285,000)   (577,585)   (156,633)
  Preferred stock dividends.................................     (4,762)     (1,587)         --
  Gain on interest rate swap cancellation...................      3,705          --          --
  Financing fees............................................    (14,273)    (10,153)         --
                                                              ---------   ---------   ---------
Net cash provided by (used in) financing activities.........    606,396         843      (2,581)
                                                              ---------   ---------   ---------
Net increase in cash and cash equivalents...................     15,430       7,430         679
Effect of exchange rate changes on cash and cash
  equivalents...............................................       (253)         --          --
Cash and cash equivalents, beginning of year................     27,584      20,154      19,475
                                                              ---------   ---------   ---------
Cash and cash equivalents, end of year......................  $  42,761   $  27,584   $  20,154
                                                              =========   =========   =========
Supplemental cash flow information:
  Cash paid for interest....................................  $  37,426   $  14,065   $  10,649
                                                              =========   =========   =========
  Cash paid for income taxes................................  $      44   $   1,700   $     300
                                                              =========   =========   =========
Supplemental schedule of non-cash investing and financing
  activities:
  Common stock and stock options issued in connection with
    the Belco and EPGC mergers, respectively................  $      --   $ 349,919   $ 165,356
                                                              =========   =========   =========
  Liabilities and preferred stock assumed in connection with the
    Belco and EPGC mergers, respectively....................  $      --   $ 662,089   $   1,850
                                                              =========   =========   =========
    EPGC merger expenses paid by parent.....................  $      --   $      --   $   2,895
                                                              =========   =========   =========

  The accompanying notes are an integral part of these consolidated financial statements.

                         WESTPORT RESOURCES CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     On August 21, 2001, the stockholders of each of Westport Resources Corporation, a Delaware corporation ("Old Westport"), and Belco Oil & Gas Corp., a Nevada corporation ("Belco"), approved the Agreement and Plan of Merger dated as of June 8, 2001 (the "Merger Agreement") between Belco and Old Westport. Pursuant to the Merger Agreement, Old Westport was merged with and into Belco (the "Merger"), with Belco surviving as the legal entity and changing its name to Westport Resources Corporation (the "Company" or "Westport"). The merger of Old Westport into Belco was accounted for as a purchase transaction for financial accounting purposes. Because former Old Westport stockholders owned a majority of the outstanding Westport common stock as a result of the Merger, the Merger was accounted for as a reverse acquisition in which Old Westport is the purchaser of Belco. Business activities of the Company include the exploration for and production of oil and natural gas primarily in the Gulf of Mexico, the Rocky Mountains, the Gulf Coast and the West Texas/Mid Continent area.

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

  NATURAL GAS BALANCING

     The Company uses the sales method of accounting for natural gas imbalances. Under this method, revenue is recognized based on cash received rather than the Company's proportionate share of natural gas produced. Natural gas imbalances at December 31, 2002 and 2001 were not significant.

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

     The Company follows the provisions of Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 144 establishes a single accounting model for long-lived assets to be disposed of by sale and requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. In applying this

                         WESTPORT RESOURCES CORPORATION
statement, the Company compares the expected undiscounted future net revenues on a field-by-field basis with the related net capitalized costs at the end of each period. When the net capitalized costs exceed the undiscounted future net revenues, the cost of the property is written down to "fair value," which is determined using the discounted future net revenues on a field-by-field basis. In 2002, 2001 and 2000, the Company recorded proved property impairments of $19.7 million, $9.4 million and $2.9 million, respectively. Gains and losses resulting from the disposition of proved properties are included in operations.

     Capitalized costs of proved properties are depleted on a field-by-field basis using the units-of-production method based upon proved oil and natural gas reserves. The amortizable base of the Company's offshore properties includes estimated dismantlement, restoration and abandonment costs, net of estimated salvage values. The Company will adopt SFAS 143 "Accounting for Asset Retirement Obligations" on January 1, 2003 for all properties. SFAS 143 requires that an asset retirement cost be capitalized as part of the cost of the asset. Unproved properties are assessed periodically on a project-by-project basis to determine whether an impairment has occurred. Management's assessment of the results of exploration activities, commodity price outlooks, planned future sales or expiration of all or a portion of such projects impact the amount and timing of impairment provisions. In 2002, 2001 and 2000, the Company recorded unproved property impairments of $10.0 million, $7.0 million and $5.1 million, respectively. Sales proceeds from unproved oil and natural gas properties are credited to related costs of the prospect sold until all such costs are recovered and then to net gain or loss on sales of unproved oil and natural gas properties.

  PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in the consolidation.

  EARNINGS (LOSS) PER COMMON SHARE

     The Company follows the provisions of SFAS No. 128, "Earnings Per Share." Basic earnings per share is computed based on the weighted average number of common shares outstanding. Diluted earnings per share is computed based on the weighted average number of common shares outstanding adjusted for the incremental shares attributed to outstanding options and warrants to purchase common stock. All options to purchase common shares were excluded from the computation of diluted earnings per share in 2002 because they were antidilutive as a result of the Company's net loss in that year. Dilutive securities of the Company consist entirely of outstanding options to purchase the Company's common stock. The Company's 6 1/2% convertible preferred stock was antidilutive for the period it has been outstanding.

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

                         WESTPORT RESOURCES CORPORATION

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

  DERIVATIVE ACTIVITY

     The Company periodically enters into commodity derivative contracts and fixed-price physical contracts to manage its exposure to oil and natural gas price volatility. The Company primarily utilizes future contracts, swaps or options which are generally placed with major financial institutions or with counterparties of high credit quality that the Company believes are minimal credit risks. The oil and natural gas reference prices of these commodity derivatives contracts are based upon crude oil and natural gas futures which have a high degree of historical correlation with actual prices received by the Company.

     On January 1, 2001, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." Under SFAS No. 133 all derivative instruments are recorded on the balance sheet at fair value. Changes in the derivative's fair value are recognized currently in earnings unless specific hedge accounting criteria are met. For qualifying cash flow hedges, the gain or loss on the derivative is deferred in accumulated other comprehensive income (loss) to the extent the hedge is effective. For qualifying fair value hedges, the gain or loss on the derivative is offset by related results of the hedged item in the income statement. Gains and losses on hedging instruments included in accumulated other comprehensive income (loss) are reclassified to oil and natural gas sales revenue in the period that the related production is delivered. Derivative contracts that do not qualify for hedge accounting treatment are recorded as derivative assets and liabilities at fair value in the consolidated balance sheet, and the associated unrealized gains and losses are recorded as current expense or income in the consolidated statement of operations. While such derivative contracts do not qualify for hedge accounting, management believes these contracts can be utilized as an effective component of CPRM activities to help reduce volatility of expected revenues. See Notes 3 and 7.

  STOCK COMPENSATION EXPENSE

     Stock compensation expense consists of noncash charges resulting from the application of the provisions of FASB Interpretation No. 44 to certain stock options granted to employees and issuance of restricted stock to certain employees. Under Interpretation No. 44 the Company is required to measure compensation cost on stock options that are considered to be variable awards until the date of exercise, forfeiture or expiration of such options. Compensation cost is measured for the amount of any increases in the Company stock price and recognized over the remaining vesting period of the options. Any decrease in the Company stock price will be recognized as a decrease in compensation cost limited to the amount of compensation cost previously recognized as a result of an increase in the Company stock price.

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

                         WESTPORT RESOURCES CORPORATION

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

     The Company's consolidated financial statements are based on a number of significant estimates including oil and natural gas reserve quantities which are the basis for the calculation of depletion and impairment of oil and natural gas properties

  COMPREHENSIVE INCOME

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

  RECENT ACCOUNTING PRONOUNCEMENTS

     In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 142, "Goodwill and Other Intangible Assets," which addresses, among other things, the financial accounting and reporting for goodwill subsequent to an acquisition. The new standard eliminates the requirement to amortize acquired goodwill; instead, such goodwill is to be reviewed at least annually for impairment. We recorded goodwill in connection with the Merger for our cost or investment in excess of the fair value of the net acquired assets as of August 21, 2001. In accordance with the provisions of SFAS No. 142 no goodwill amortization has been recorded. We adopted SFAS No. 142 effective January 1, 2002.

     In accordance with SFAS No. 142, we were required to perform an initial impairment review of our goodwill as of January 1, 2002 and will perform an annual impairment review hereafter. We completed the initial step of the transitional goodwill impairment test during the second quarter of fiscal 2002 in accordance with the provisions of SFAS No. 142, which requires that this step be completed within six months from the date of adoption. This step of the goodwill impairment test compares the fair value of a reporting unit with its carrying amount, including goodwill. Based on results of these comparisons, goodwill in each of our reporting units had not been impaired as of June 30, 2002. We performed our annual impairment review as of December 31, 2002 and based on this goodwill in each of our reporting units had not been impaired.

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

     The total adjustment to unproved properties was comprised of two components. The first component resulted from the determination that, as of the date of the Merger, certain acreage positions had expired. The second component resulted from a difference in the way acreage was allocated to proved properties. Prior to the Merger, Belco allocated only net well acreage to a specific spacing tract, while Westport had a policy of allocating acreage to proved properties based on an assumption that a producing well holds all the acreage on a lease. The application of Westport's policy to Belco properties resulted in a reduced acreage position.

     The adjustment to proved properties was made as a result of the final evaluation by an outside consulting firm of the fair value of certain non-core properties in the lower 15% of the value of Belco properties acquired

                         WESTPORT RESOURCES CORPORATION
in the Merger. The final evaluation determined that the value of these properties included unsupportable estimates of certain undeveloped reserves. The following table summarizes the goodwill allocation to the reporting units as of June 30, 2002. There have been no changes to the goodwill allocation since June 30, 2002.

                                                        NORTHERN   SOUTHERN
                                                        DIVISION   DIVISION
                                                        SEGMENT    SEGMENT     TOTAL
                                                        --------   --------   --------
                                                                (IN THOUSANDS)
Goodwill Acquired (August 21, 2001)...................  $33,416    $181,428   $214,844
Adjustments confirmed by information received
  subsequent to the Merger that existed at the date of
  the Merger..........................................       --      31,868     31,868
                                                        -------    --------   --------
Balance as of December 31, 2002.......................  $33,416    $213,296   $246,712
                                                        =======    ========   ========

     In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires entities to record the fair value of liabilities for retirement obligations of acquired assets. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The Company adopted SFAS No. 143 on January 1, 2003. Based on current estimates, the Company expects to record asset retirement obligations of approximately $59 million (using a 7.6% discount rate) and a cumulative effect of change in accounting principle on prior years in the range of $2 million to $5 million net of tax effects related to the depreciation and accretion expense that would have been reported had the fair value of the asset retirement obligation, and corresponding increase in the carrying amount of the related long-lived asset, been recorded when incurred.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 144 establishes a single accounting model for long-lived assets to be disposed of by sale and requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Company adopted SFAS No. 144 on January 1, 2002. In 2002 the Company impaired $12.2 million in the Northern Division, $6.1 in the Southern Division and $1.4 million in the Gulf of Mexico Division for a total impairment of $19.7 million of its long-lived assets.

     In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections." Prior to the adoption of the provisions of SFAS No. 145, generally accepted accounting principles ("GAAP") required gains or losses on the early extinguishment of debt be classified in a company's periodic consolidated statements of operations as extraordinary gains or losses, net of associated income taxes, below the determination of income or loss from continuing operations. SFAS No. 145 changes GAAP to require, except in the case of events or transactions of a highly unusual and infrequent nature, gains or losses from the early extinguishment of debt be classified as components of a company's income or loss from continuing operations. The Company will adopt the provisions of SFAS No. 145 on January 1, 2003. The adoption of the provisions of SFAS No. 145 is not expected to affect the Company's financial position or results of operations.

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS No. 146 is not expected to have an effect on the Company's financial position or results of operations.

     In December, 2002 the FASB issued SFAS No. 148, "Accounting for Stock-based Compensation-Transition and Disclosure." SFAS 148 amend FASB Statement No. 123, "Accounting for Stock-Based

                         WESTPORT RESOURCES CORPORATION

Compensation" to provide alternative methods of transition for a voluntary change to the fair-value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on the reported results. The provisions of SFAS 148 has no material impact on us, as we do not plan to adopt the fair-value method of accounting for stock options at the current time. We have included the required disclosures in Note 9 to the Consolidated Financial Statements.

     In November, 2002 the FASB issued Financial Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others -- an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34" (FIN
45). FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year-end. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FIN 45 is not expected to have an effect on the Company's financial position or results of operations.

     In January 2003, the FASB issued Financial Interpretation No. 46, "Consolidation of Variable Interest Entities -- an interpretation of ARB No. 51" (FIN 46). FIN 46 is an interpretation of Accounting Research Bulletin 51, "Consolidated Financial Statements", and addresses consolidation by business enterprises of variable interest entities (VIE's). The primary objective of the Interpretation is to provide guidance on the identification of, and financial reporting for, entities over which control is achieved through means other than voting rights; such entities are known as VIE's. FIN 46 requires an enterprise to consolidate a VIE if that enterprise has a variable interest that will absorb a majority of the entity's expected losses if they occur, receive a majority of the entity's expected residual returns if they occur, or both. An enterprise shall consider the rights and obligations conveyed by its variable interests in making this determination. This guidance applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. At this time, the Company does not have a VIE.

2. MERGERS & ACQUISITIONS:

  EL PASO ACQUISITION

     On December 17, 2002, effective as of June 1, 2002, the Company acquired producing properties, undeveloped leaseholds, gathering and compression facilities and other related assets in the Greater Natural Buttes area of Uintah County, Utah from affiliates of El Paso Corporation for approximately $507 million, which includes certain purchase price adjustments. The Company's newly formed Western Division is comprised substantially of these properties.

     The total purchase price of $507 million was allocated as follows (in thousands):

Allocation of purchase price:
  Oil and gas properties -- proved..........................  $464,481
  Oil and gas properties -- unproved........................     3,500
  Gathering assets..........................................    39,185
                                                              --------
     Total allocation.......................................  $507,166
                                                              ========

                         WESTPORT RESOURCES CORPORATION

  PRO FORMA RESULTS OF OPERATIONS (UNAUDITED)

     The following table reflects the pro forma results of operations for the respective years ended December 31, 2002 and 2001 as though the Acquisition and the Merger, discussed below, had occurred as of January 1 of each year presented. The pro forma amounts are not necessarily indicative of the results that may be reported in the future. The Company began consolidating the results of the Acquisition with the results of Westport as of December 17, 2002.

                                                                FOR THE YEAR ENDED
                                                                   DECEMBER 31,
                                                              -----------------------
                                                                 2002         2001
                                                              ----------   ----------
                                                                  (IN THOUSANDS,
                                                              EXCEPT PER SHARE DATA)
Revenues....................................................   $461,584     $645,713
Net income (loss)...........................................    (33,746)     124,090
Basic net income (loss) per share...........................      (0.52)        1.82
Diluted net income (loss) per share.........................      (0.52)        1.80

  SOUTHEAST TEXAS ACQUISITION

     On September 30, 2002,the Company acquired oil and gas properties located in southeast Texas, also referred to as the Southeast Texas Acquisition, for a total cash purchase price of approximately $122.6 million.

     The total purchase price of $122.6 million was allocated as follows (in thousands):

Allocation of purchase price:
  Oil and gas properties -- proved..........................  $111,623
  Oil and gas properties -- unproved........................    10,636
  Seismic licenses..........................................     2,936
  Assumed liabilities.......................................    (2,568)
                                                              --------
          Total allocation..................................  $122,627
                                                              ========

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

                         WESTPORT RESOURCES CORPORATION

     The total purchase price of $1,019 million was allocated as follows (in thousands):

Purchase Price:
  Fair value of common stock issued.........................  $  341,455
  Fair value of Belco stock options.........................       8,464
  Fair value of liabilities assumed:
     Liabilities from commodity price risk management.......      52,388
     Current liabilities....................................      45,135
     Long-term debt.........................................     422,327
     Deferred taxes.........................................      87,776
     Other liabilities......................................         258
  Fair value of Belco preferred stock.......................      54,205
  Estimated merger costs....................................       7,000
                                                              ----------
          Total purchase price..............................  $1,019,008
                                                              ==========
Allocation of purchase price:
  Oil and gas properties -- proved..........................  $  690,788
  Oil and gas properties -- unproved........................      48,541
  Goodwill..................................................     246,712
  Current assets............................................      27,060
  Other assets..............................................       5,907
                                                              ----------
          Total allocation..................................  $1,019,008
                                                              ==========

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

3. COMMODITY DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

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

     Upon adoption of SFAS No. 133 on January 1, 2001, the Company recorded a derivative liability of approximately $4.7 million for the fair market value of its derivative instruments designated as cash flow hedges and a corresponding loss of approximately $3.1 million (net of tax effect of $1.6 million) as a cumulative effect of a change in accounting principle in other comprehensive income. For the years ended

                         WESTPORT RESOURCES CORPORATION

December 31, 2002 and 2001, the Company reclassified approximately $1.3 million of hedging losses and $2.1 million of hedging gains out of accumulated other comprehensive income into oil and gas sales revenues, respectively. The hedging losses and gains reclassified to revenues include cash losses of $8.2 million and $4.5 million for the years ended December 31, 2002 and 2001, respectively. For the year ended December 31, 2000, the Company recorded a loss in hedging settlements of $24.6 million. As of December 31, 2002, the Company expects to reclassify approximately $15 million of loss into earnings from accumulated other comprehensive income during 2003.

     For the years ended December 31, 2002 and 2001, the Company recorded non-hedge CPRM settlements of $0.8 million and $15.3 million and unrealized non-hedge change in fair value of derivatives of ($26.7) which included a $0.1 million ineffectiveness loss and $14.3 million with no ineffectiveness, respectively. The majority, $18.2 million, of the non-hedge loss in fair value of derivatives for 2002 was related to derivative contracts entered into in anticipation of the expected production acquired in the El Paso acquisition. Upon closing of the transaction the derivative contracts qualified for hedge accounting treatment. The non-hedge CPRM settlements reflect cash settlements of ($2.9) million and $3.6 million for the years ended December 31, 2002 and 2001 respectively. For the year ended December 31, 2000, the Company recorded an unrealized non-hedge loss in fair value of derivatives of $0.7 million.

     As of December 31, 2002, the Company had approximately 5.2 million barrels of oil and 70.7 Bcf of natural gas subject to CPRM contracts for 2003. Of these contracts, all of the oil and 63.4 Bcf of the natural gas contracts are subject to weighted average NYMEX floor prices of $23.18 per barrel and $3.78 per Mmbtu and weighted average NYMEX ceiling prices of $25.16 per barrel and $4.20 per Mmbtu, respectively, excluding the effect, if any, of the three-way floor price. The remaining 2003 gas CPRM contract settlements are calculated based on the Northwest Pipeline Rocky Mountain Index ("NWPRM") with weighted average NWPRM floor and ceiling prices of $3.00 and $3.29, respectively. In addition, included in the 63.4 Bcf of natural gas contracts, the Company has entered into basis swaps covering 13.4 Bcf of natural gas for 2003 that lock in the pricing differential between NYMEX and NWPRM at a weighted average price differential of $0.67 per Mmbtu and 3.7 Bcf for 2003 that lock in the pricing differential between NYMEX and Colorado Interstate Gas Rocky Mountain Index ("CIGRM") at a weighted average price differential of $0.95 per Mmbtu. The Company has approximately .4 million barrels of oil and 45.7 Bcf of natural gas subject to CPRM contracts for 2004. Of these contracts, all of the oil and 38.3 Bcf of the natural gas contracts are subject to weighted average NYMEX floor prices of $23.60 per barrel and $3.83 per Mmbtu and weighted average NYMEX ceiling prices of $23.60 per barrel and $4.06 per Mmbtu, respectively, excluding the effect, if any, of the three-way floor price. The remaining 2004 gas CPRM contract settlements are calculated based on the NWPRM Index with weighted average swap price of $3.20 per Mmbtu. In addition, included in the 38.3 Bcf of natural gas contracts, the Company has entered into basis swaps covering 3.7 Bcf of natural gas for 2004 that lock in the pricing differential between NYMEX and NWPRM at a weighted average price differential of $0.66 per Mmbtu and 1.8 Bcf of natural gas for 2004 that lock in the pricing differential between NYMEX and CIGRM at a weighted average differential of $0.81. The Company has approximately 1.8 Bcf of natural gas subject to CPRM contracts for 2005 with a weighted average NYMEX swap price of $3.85 per Mmbtu. The contracts discussed above represent the Company's hedge and non-hedge positions.

                         WESTPORT RESOURCES CORPORATION

     The tables below provide details about the volumes and prices of all open CPRM, hedge and non-hedge commitments, as of December 31, 2002.

                                                               2003      2004      2005
                                                              -------   -------   ------
HEDGES
  GAS
     NYMEX Price Swaps Sold-receive fixed price (thousand
       Mmbtu)(1)............................................   31,950    18,300    1,825
       Weighted average price per Mmbtu.....................  $  4.01   $  3.92   $ 3.85
     NWPRM Price Swaps Sold-receive fixed price (thousand
       Mmbtu)(2)............................................       --     7,320       --
       Weighted average price per Mmbtu.....................       --   $  3.20       --
     NYMEX Collars Sold (thousand Mmbtu)(3).................   22,383    16,380       --
       Weighted average floor price per Mmbtu...............  $  3.61   $  3.70       --
       Weighted average ceiling price per Mmbtu.............  $  4.29   $  4.00       --
     NWPRM Collars Sold (thousand Mmbtu)(4).................    7,300        --       --
       Weighted average floor price per Mmbtu...............  $  3.00        --       --
       Weighted averaged ceiling price per Mmbtu............  $  3.29        --       --
     NYMEX Three-way Collars (thousand Mmbtu)(3)(5).........    8,030     3,660       --
       Weighted average floor price per Mmbtu...............  $  3.39   $  4.00       --
       Weighted average ceiling price per Mmbtu.............  $  4.73   $  5.00       --
       Three-way average floor price per Mmbtu..............  $  2.22   $  3.15       --
     Basic Swaps(6)
       NWPRM (thousand Mmbtu)...............................   13,430     3,660       --
          Average differential price per Mmbtu..............  $  0.67   $  0.66       --
       CIGRM (thousand Mmbtu)...............................    3,650     1,830       --
          Average differential price per Mmbtu..............  $  0.95   $  0.81       --
  OIL
     NYMEX Price Swaps Sold-receive fixed price
       (Mbbls)(1)...........................................      875       366       --
       Weighted average price per bbl.......................  $ 21.80   $ 23.60       --
     NYMEX Collars Sold (Mbbls)(3)..........................    1,980        --       --
       Weighted average floor price per bbl.................  $ 24.45        --       --
       Weighted average ceiling price per bbl...............  $ 26.45        --       --
     NYMEX Three-way Collars (Mbbls)(3)(5)..................    1,995        --       --
       Weighted average floor price per bbl.................  $ 23.18        --       --
       Weighted average ceiling price per bbl...............  $ 26.30        --       --
       Three-way average floor price per bbl................  $ 18.90        --       --
NON HEDGES
  OIL
     NYMEX Price Swaps Sold-receive fixed price
       (Mbbls)(1)...........................................      300        --       --
       Weighted average price per bbl.......................  $ 18.86        --       --

---------------

(1) For any particular NYMEX swap sold transaction, the Counterparty is required to make a payment to Westport in the event that the NYMEX Reference Price for any settlement period is less than the swap price for such hedge, and Westport is required to make a payment to the Counterparty in the event that the NYMEX Reference Price for any settlement period is greater than the swap price for such hedge.

                         WESTPORT RESOURCES CORPORATION

(2) For any particular NWPRM swap sold transaction, the Counterparty is required to make a payment to Westport in the event that the NWPRM Index Price for any settlement period is less than the swap price for such hedge, and Westport is required to make a payment to the Counterparty in the event that the NWPRM Index Price for any settlement period is greater than the swap price for such hedge.

(3) For any particular NYMEX collar transaction, the Counterparty is required to make a payment to Westport if the average NYMEX Reference Price for the reference period is below the floor price for such transaction, and Westport is required to make payment to the Counterparty if the average NYMEX Reference Price is above the ceiling price of such transaction.

(4) For any particular NWPRM collar transaction, the Counterparty is required to make a payment to Westport if the average NWPRM Index Price for the reference period is below the floor price for such transaction, and Westport is required to make payment to the Counterparty if the average NWPRM Index Price is above the ceiling price of such transaction.

(5) NYMEX three-way collars are settled as described in footnote (3) above, with the following exceptions: if the NYMEX reference price falls below the three-way floor price, the average floor price is adjusted by the amount by which the NYMEX reference price is below the three-way floor price. For example, on a three-way oil collar, if the NYMEX reference price is $18.00 per bbl during the term of the 2003 three-way collars, then the effective average floor price would be $22.28 per bbl.

(6) For any particular basis swap, the counterparty is required to make a payment to Westport in the event that the difference between the NYMEX Reference Price and the applicable published index (NWPRM or CIGRM) for any settlement period is greater than the swap differential price for such hedge, and Westport is required to make a payment to the counterparty in the event that the difference between the NYMEX Reference Price and the applicable published index (NMPRM or CIGRM) for any settlement period is less than the swap differential price for such hedge.

     Also see Note 7 of the Consolidated Financial Statements for interest rate hedge disclosures.

4.  EARNINGS PER SHARE AND OTHER COMPREHENSIVE INCOME (LOSS)

  EARNINGS PER SHARE

     Basic earnings per share are computed by dividing net earnings attributable to common stock by the weighted average number of common shares outstanding during each period, excluding treasury shares. Diluted earnings per share are computed by adjusting the average number of common shares outstanding for the dilutive effect, if any, of convertible preferred stock and stock options.

                         WESTPORT RESOURCES CORPORATION

     The following sets forth the calculation of basic and diluted earnings per share (in thousands, except per share data):

                                                               FOR THE YEAR ENDED
                                                               ENDED DECEMBER 31,
                                                               ------------------
                                                                 2002      2001
                                                               --------   -------
Net income (loss) available to common stockholders..........   $(33,328)  $48,234
                                                               ========   =======
Weighted average common shares outstanding..................     53,007    43,408
  Add dilutive effects of employee stock options............         --       760
                                                               --------   -------
Weighted average common shares outstanding including the
  effects of dilutive securities............................     53,007    44,168
                                                               ========   =======
Basic earnings per share....................................   $  (0.63)  $  1.11
                                                               ========   =======
Diluted earnings per share..................................   $  (0.63)  $  1.09
                                                               ========   =======

  COMPREHENSIVE INCOME (LOSS)

     The Company follows SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for reporting comprehensive income. In addition to net income, comprehensive income includes all changes in equity during a period, except those resulting from investments and distributions to the owners of the Company. The components of other comprehensive income net of tax for the twelve months ended December 31, 2002 and 2001 are as follows (in thousands):

                                                              FOR THE YEAR ENDED
                                                              ENDED DECEMBER 31,
                                                              -------------------
                                                                2002       2001
                                                              --------   --------
Net income (loss) available to common stockholders..........  $(33,328)  $ 48,234
Other comprehensive income:
  Cumulative effect of change in accounting principle.......        --     (3,100)
  Change in fair value of derivative hedging instruments....   (27,981)    13,292
  Enron non-cash settlements reclassified to income.........      (916)       740
  Hedge settlements reclassified to income..................     1,625     (2,068)
  Currency translation adjustment...........................      (161)        --
                                                              --------   --------
Comprehensive income (loss).................................  $(60,761)  $ 57,098
                                                              ========   ========

5.  CONCENTRATION OF CREDIT RISK

     The Company has accounts with separate banks in Denver, Colorado, Dallas, Texas and Calgary, Canada. The Company invests substantially all available cash in overnight investment accounts consisting of U.S. Treasury obligations and commercial paper. At December 31, 2002, the balance in the overnight investment accounts was $35.8 million.

     The Company sells its oil and natural gas production to companies it believes to be creditworthy. Actual losses relating to product sales have been immaterial and currently the Company does require collateral from certain companies.

                         WESTPORT RESOURCES CORPORATION

6. INCOME TAXES

     The components of the provision for income taxes are as follows:

                                                              FOR THE YEAR ENDED DECEMBER 31,
                                                              -------------------------------
                                                                2002        2001       2000
                                                              ---------   --------   --------
                                                                      (IN THOUSANDS)
Current:
  Federal...................................................  $ (1,894)   $ 1,806    $   675
  State.....................................................      (200)       200         --
                                                              --------    -------    -------
                                                                (2,094)     2,006        675
                                                              --------    -------    -------
Deferred:
  Federal...................................................   (16,736)    25,654     22,289
  State.....................................................      (722)       977        760
                                                              --------    -------    -------
                                                               (17,458)    26,631     23,049
                                                              --------    -------    -------
Provision for income taxes..................................  $(19,552)   $28,637    $23,724
                                                              ========    =======    =======

     The difference between the provision for income taxes and the amounts computed by applying the U.S. Federal statutory rate are as follows:

                                                         FOR THE YEAR ENDED DECEMBER 31,
                                                         -------------------------------
                                                           2002        2001       2000
                                                         ---------   --------   --------
                                                                 (IN THOUSANDS)
Federal statutory rate of 35%..........................  $(16,841)   $27,460    $23,541
State income taxes, net of Federal effect..............      (722)     1,177        760
Change in valuation allowance..........................        --         --       (460)
Other permanent differences............................        21         --       (117)
Other..................................................        84         --         --
Adjustment to prior year's estimated tax liability.....    (2,094)        --         --
                                                         --------    -------    -------
                                                         $(19,552)   $28,637    $23,724
                                                         ========    =======    =======

     Long-term deferred tax liabilities are comprised of the following:

                                                                  DECEMBER 31,
                                                              ---------------------
                                                                2002        2001
                                                              ---------   ---------
                                                                 (IN THOUSANDS)
Oil and natural gas properties..............................  $(187,347)  $(222,539)
Taxes related to net hedging liabilities (assets)...........     14,910      (5,095)
Taxes related to foreign currency translation liabilities...         92          --
Net operating loss carryforward.............................     42,773      64,506
Capital loss carryforward...................................      3,642       3,723
Alternative minimum tax credit..............................      1,400       1,400
                                                              ---------   ---------
  Net deferred tax liability................................  $(124,530)  $(158,005)
                                                              =========   =========

     As of December 31, 2002, the Company had net operating loss carryforwards for income tax purposes of approximately $116.9 million, which expire between 2018 and 2022 and may be utilized to reduce future tax

                         WESTPORT RESOURCES CORPORATION
liability of the Company. The utilization of substantially all of these loss carryforwards, acquired in the Merger, will be limited to approximately $16.3 million per year.

7.  LONG-TERM DEBT

     Long-term debt consisted of:

                                                                  DECEMBER 31,
                                                              ---------------------
                                                                2002         2001
                                                              --------     --------
                                                                 (IN THOUSANDS)
8 1/4% senior subordinated notes due 2011...................  $591,771(1)  $272,147(2)
8 7/8% senior subordinated notes due 2007...................   127,587(3)   122,077(2)
  Revolving credit facility due on July 1, 2005.............        --       35,000
  Revolving credit facility due on December 16, 2006........    80,000           --
                                                              --------     --------
  Less current portion......................................        --           --
                                                              --------     --------
                                                              $799,358     $429,224
                                                              ========     ========

---------------

(1) The balance noted above at December 31, 2002 of the 8 1/4% Senior Subordinated Notes reflects an increase of $8,916,000 related to the premium recorded with the issuance of the additional debt security issued December 17, 2002 and an increase of $7,855,000 related to fair market value adjustments recorded as a result of the Company's interest rate swaps accounted for as fair value hedges. See Interest Rate Swaps -- Hedges below.

(2) The balances noted above at December 31, 2001 of the 8 1/4% Senior Subordinated Notes and the 8 7/8% Senior Subordinated Notes reflect reductions of $2,853,000 and $2,353,000 related to fair market value adjustments recorded as a result of the Company's interest rate swaps accounted for as fair value hedges. See Interest Rate Swaps -- Hedges below.

(3) The balance noted above at December 31, 2002 of the 8 7/8% Senior Subordinated reflects an increase of $3,489,000 related to the gain on the cancellation of the fair market value hedge, which will be amortized over the remaining life of the note.

  REVOLVING CREDIT FACILITY

     The Company entered into a new credit facility (the "Revolving Credit Facility") on December 17, 2002 with JPMorgan Chase Bank and Credit Suisse First Boston Corporation, for a maximum committed amount of $600 million and an initial borrowing base of approximately $470 million. The facility matures on December 16, 2006 and contains covenants and default provisions customary for similar credit facilities. We made borrowings under the Credit Facility to refinance all outstanding indebtedness under our previous revolving credit facility and to pay general corporate expenses.

     Advances under the Credit Facility are in the form of either an ABR loan or a Eurodollar loan. The interest on an ABR loan is a fluctuating rate based upon the highest of: (1) the rate of interest announced by JPMorgan Chase Bank as its prime rate; (2) the secondary market rate for three-month certificates of deposits plus 1%; or (3) the Federal funds effective rate plus 0.5%, plus in each case a margin of 0% to 0.625% based upon the ratio of total debt to EBITDAX and the ratings of our senior unsecured debt as issued by Standard and Poor's Rating Group and Moody's Investors Service, Inc. EBITDAX is defined as net income plus interest expense, income tax expense, and amounts attributable to depreciation, depletion, exploration, amortization and other non-cash charges and expenses, but excluding changes in value of certain hedging instruments and extraordinary or nonrecurring gains or losses, subject to certain other specified adjustments. The interest on a Eurodollar loan is a fluctuating rate based upon the rate at which Eurodollar deposits in the

                         WESTPORT RESOURCES CORPORATION

London interbank market are quoted plus a margin of 1.000% to 1.875% based upon the ratio of total debt to EBITDAX and the ratings of our senior unsecured debt as issued by Standard and Poor's Rating Group and Moody's Investors Service, Inc.

     The Revolving Credit Facility contains various covenants and restrictive provisions including two financial covenants that require the Company to maintain a current ratio of not less than 1.0 to 1.0 and a ratio of EBITDAX to consolidated interest expense for the preceding four consecutive fiscal quarters of not less than 3.0 to 1.0. Commitment fees under the Revolving Credit Facility range from 0.25% to 0.5% on the average daily amount of the available unused borrowing capacity based on the rating of our senior unsecured debt as issued by Standard and Poor's Rating Group and Moody's Investor Service, Inc.

     As of December 31, 2002, we had borrowings and letters of credit issued of approximately $97.1 million outstanding under the Credit Facility, with a weighted average interest rate of 3.3% and available unused borrowing capacity of approximately $372.9 million. The Revolving Credit Facility currently limits the outstanding letters of credit to $200 million.

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

  8 7/8% SENIOR SUBORDINATED NOTES DUE 2007

     In connection with the Merger, the Company assumed $147 million face amount, $149 million fair value, of Belco's 8 7/8% Senior Subordinated Notes due 2007. On November 1, 2001, approximately $24.3 million face amount of these notes was tendered to the Company pursuant to the change of control provisions of the related indenture. The tender price was equal to 101% of the principal amount of each note plus accrued and unpaid interest as of October 29, 2001. Including the premium and accrued interest, the total amount paid was $24.8 million. The Company used borrowings under its previous revolving credit facility to fund the repayment. No gain or loss was recorded in connection with the redemption as the fair value of the 8 7/8% Senior Subordinated Notes recorded in connection with the Merger equaled the redemption cost.

  8 1/4% SENIOR SUBORDINATED NOTES DUE 2011

     On December 17, 2002, the Company issued $300 million in additional principal amount of 8 1/4% Senior Subordinated Notes Due 2011, or the old notes, pursuant to Rule 144A under the Securities Act at a price of 103% of the principal amount, with accrued interest from November 1, 2002. The old notes are additional debt securities under the Indenture pursuant to which, on November 5, 2001, the Company had issued $275 million of 8 1/4% Senior Subordinated Notes Due 2011. On March 14, 2002, all of the 2001 notes were exchanged in an exchange offer for an equal principal amount of the initial exchange notes. The Company used the proceeds from the sale of the old notes to finance, in part, the Acquisition. On January 24, 2003, the Company filed the exchange offer registration statement pursuant to a registration rights agreement relating to the old notes. In the event the Company fails to comply with some of its obligations under the registration rights agreement relating to the old notes, the Company will pay additional interest on the old notes. The exchange offer registration statement was declared effective by the SEC on January 30, 2003. The Company was offering to exchange up to $300 million aggregate principal amount of new 8 1/4% Senior Subordinated Notes Due 2011, or exchange notes, that have been registered under the Securities Act for an equal principal amount of old notes. The exchange offer expired at 5 p.m., New York City time, on March 6, 2003. The Company intends to close the exchange offer in March of this year.

                         WESTPORT RESOURCES CORPORATION

     The notes are senior subordinated unsecured obligations of the Company and are fully and unconditionally guaranteed on a senior subordinated basis by some of its existing and future restricted subsidiaries. The notes mature on November 1, 2011. The Company pays interest on the notes semiannually on May 1 and November 1. The first interest payment on the old notes is due on May 1, 2003. The Company is entitled to redeem the notes in whole or in part on or after November 1, 2006 for the redemption price set forth in the notes. Prior to November 1, 2006, the Company is entitled to redeem the notes, in whole but not in part, at a redemption price equal to the principal amount of the notes plus a premium. There is no sinking fund for the notes. If the Company fails to comply with some of its obligations under the registration rights agreement relating to the old notes, the Company will pay additional interest on the old notes.

  INTEREST RATE SWAPS -- HEDGES

     On November 21, 2001, the Company entered into two separate interest rate swaps to hedge the fair value of a portion of the 8 7/8% Senior Subordinated Notes and 8 1/4% Senior Subordinated Notes. The swap on the 8 7/8% Senior Subordinated Notes had a notional amount of $122.7 million and an expiration date of September 15, 2007. Under this swap agreement, the Company paid the counterparty a variable rate (LIBOR +3.44%) and received a fixed rate (8 7/8%). On September 16, 2002 the interest rate swap on the 8 7/8% Senior Subordinated Notes was terminated resulting in $5.8 million being paid to the Company. The Company recorded a $2.1 million reduction in interest expense and a $3.7 million fair value gain, which was added to the outstanding debt balance and will be amortized over the remaining life of the note. The swap on the 8 1/4% Senior Subordinated Notes has a notional amount of $100.0 million and an expiration date of November 1, 2011. Under the swap agreement, the Company pays the counterparty a variable rate (LIBOR +2.42%) and receives a fixed rate (8 1/4%). Beginning on November 1, 2006 the counterparty has the option to terminate the swap early on any date beginning on November 1, 2006, subject to an early termination fee ranging from $4.125 million at November 1, 2006 to $0 on or after November 1, 2009. The early termination dates and fees mirror the prepayment terms and prepayment penalties included in the indenture related to the 8 1/4% Senior Subordinated Notes.

     The Company has documented and designated the interest rate swap as a hedge of the fair value of a portion of the 8 1/4% Senior Subordinated Notes. Because this swap meets the conditions to qualify for the "short cut" method of assessing effectiveness under the provisions of SFAS 133, the change in the fair value of the debt is assumed to equal the change in the fair value of the interest rate swap. As such, there is no ineffectiveness assumed to exist between the interest rate swap and the senior subordinated notes.

  INTEREST RATE SWAPS -- NON-HEDGE

     The swaps discussed below were not considered hedges for accounting purposes during 2001.

     As a result of the Merger, the Company assumed three interest rate swap agreements to convert fixed rate obligations to floating rate obligations. The agreements were terminated in November 2001. During 2001, the Company recorded $5.3 million in unrealized derivative gain for the change in fair value of interest rate derivative contracts.

                         WESTPORT RESOURCES CORPORATION

     Maturities of long-term debt for each of the five years following December 31, 2002 are as follows (in thousands):

YEAR ENDING DECEMBER 31,
2003........................................................  $     --
2004........................................................        --
2005........................................................        --
2006........................................................    80,000
2007........................................................   127,587
Thereafter..................................................   591,771
                                                              --------
                                                              $799,358
                                                              ========

8. STOCKHOLDERS' EQUITY

     On December 16, 2002, the Company closed the shelf offering of 11.5 million shares of common stock at a price of $19.90 per share, which includes 1.5 million shares covered by an over-allotment option granted to, and which was exercised by, the underwriters. The Company received net proceeds of approximately $216 million from the sale of our common stock, which the Company used to finance, in part, the Acquisition.

     On November 19, 2002, the Company completed the private equity offering of
3.125 million shares of its common stock to Spindrift Partners, L.P., Spindrift Investors (Bermuda) L.P., Global Natural Resources III and Global Natural Resources III L.P. at a net price to us of $16.00 per share for aggregate proceeds of $50 million. On December 31, 2002, the Company filed the shelf registration statement registering the resale by the selling stockholders from time to time of its common stock issued in the private equity offering. The registration statement was declared effective on January 7, 2003 by the SEC.

     On September 21, 2001, the Board of Directors authorized management to repurchase up to $30 million of the Company's common stock. Through December 31, 2002, the Company has repurchased 30,000 shares of its common stock at an average price of $13.61 per share including broker commissions.

     The Company's 6 1/2% convertible preferred stock has a liquidation preference of $25 per share and is convertible at the option of the holder into shares of the Company's common stock at an initial conversion rate of 0.465795 shares of common stock for each share of preferred stock, equivalent to a conversion price of $11.64 per share of common stock. During 2002 and 2001, the Company declared and paid dividends of $1.63 and $0.54 per share of preferred stock, respectively.

9. STOCK OPTIONS

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

                         WESTPORT RESOURCES CORPORATION

     During 2002, options to purchase 638,099 shares of the Company's common stock were granted under the Stock Option Plan at exercise prices between $17.18 and $20.47 per share, which reflected the estimated fair market value of the shares at the date of grant. These options vest ratably over two or three years from the date of grant and have a term of 10 years.

     In connection with the August 21, 2001 merger of Old Westport and Belco, options previously issued by Belco were converted into options to purchase 788,194 shares of Westport common stock at exercise prices between $11.82 and $70.30 per share. These exercise prices reflect the estimated fair market value of the shares on August 21, 2001, after converting the Belco options into the existing Westport plan using a .4125 rate to account for the reverse stock split which was consummated under the merger agreement. Also during 2001, options to purchase 690,562 shares of the Company's common stock were granted under the Stock Option Plan at exercise prices between $15.90 and $31.07 per share, which reflected the estimated fair market value of the shares at the date of grant. The options vest ratably over two or three years from the date of grant and have a term of 10 years.

     Options to purchase 2,110,880 shares of the Company's common stock were granted during 2000 under the Stock Option Plan at exercise prices between $10.85 and $17.63 per share, which reflected the estimated fair market value of the shares at the date of grant. Of the 2,110,880 options granted in 2000, 1,344,510 options are deemed to be replacement options (the "Replacement Options") for those options repurchased by the Company on March 24, 2000.

     In March 2000, the FASB issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation." The Interpretation clarifies
(a) the definition of employee for purposes of applying APB Opinion No. 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan,
(c) the accounting consequence of various modifications to the terms of previously fixed stock options or awards, and (d) the accounting for an exchange of stock options and/or awards in a business combination. Under provisions of the Interpretation, the Company is required to account for 1,080,473 of the Replacement Options as variable awards from July 1, 2000 until the date the options are exercised, forfeited or expire unexercised. Compensation cost will be measured for the amount of any increases in our stock price after July 1, 2000 and recognized over the remaining vesting period of the options. Any decreases in the Company stock price subsequent to July 1, 2000 will be recognized as a decrease in compensation cost, limited to the amount of compensation cost previously recognized as a result of increases in our stock price. Any adjustment to compensation cost for further changes in the stock price after the award vests will be recognized immediately. As of December 31, 2002, 979,223 of the Replacement Options were still outstanding, which resulted in $2.1 million, $0.4 million and $4.3 million of compensation costs recorded in 2000, 2001 and 2002 respectively.

                         WESTPORT RESOURCES CORPORATION

     A summary of the status of the Company's Stock Option Plans as of December 31, 2002, 2001 and 2000 and changes during the years ended December 31, 2002, 2001, and 2000 are included below:

                                                                            WEIGHTED
                                                                SHARES      AVERAGE
                                                                 UNDER      EXERCISE
                                                              OPTION PLAN    PRICE
                                                              -----------   --------
Balance at December 31, 1999................................   1,344,510     $ 8.29
  Options repurchased.......................................  (1,344,510)     12.43
  Options granted...........................................   2,110,880      12.61
  Options forfeited.........................................     (44,421)     10.85
  Options exercised.........................................     (13,018)     10.85
                                                              ----------     ------
Balance at December 31, 2000................................   2,053,441      12.61
  Options converted from Belco..............................     788,194      28.61
  Options granted...........................................     690,562      21.32
  Options forfeited.........................................    (276,683)     27.75
  Options exercised.........................................     (49,675)     11.59
                                                              ----------     ------
Balance at December 31, 2001................................   3,205,839      17.13
  Options granted...........................................     638,099      18.23
  Options forfeited.........................................    (260,861)     31.02
  Options exercised.........................................    (105,064)     12.85
                                                              ----------     ------
Balance at December 31, 2002................................   3,478,013     $16.42
                                                              ==========     ======
Options exercisable at December 31, 2000....................      29,516     $10.85
                                                              ==========     ======
Options exercisable at December 31, 2001....................   1,272,065     $19.36
                                                              ==========     ======
Options exercisable at December 31, 2002....................   1,812,379     $15.97
                                                              ==========     ======

     The following table summarizes information about stock options outstanding at December 31, 2002.

                                          OPTIONS OUTSTANDING
                                   ----------------------------------   OPTIONS EXERCISABLE
                                                WEIGHTED                --------------------
                                                 AVERAGE     WEIGHTED               WEIGHTED
                                                REMAINING    AVERAGE                AVERAGE
RANGE OF                           NUMBER OF   CONTRACTUAL   EXERCISE   NUMBER OF   EXERCISE
EXERCISE PRICE                      OPTIONS    LIFE (YRS)     PRICE      OPTIONS     PRICE
--------------                     ---------   -----------   --------   ---------   --------
$ 7.03-$14.06....................  1,459,138       7.3        $10.92      998,171    $10.94
$14.07-$21.09....................  1,726,933       8.5        $18.64      578,677    $18.46
$21.10-$28.12....................    161,166       6.9        $23.31      148,168    $23.32
$28.13-$42.17....................     68,500       8.4        $30.74       25,087    $30.77
$42.18-$49.21....................     14,020       4.1        $46.81       14,020    $46.81
$49.22-$63.26....................     44,957       4.9        $49.77       44,957    $49.77
$63.27-$70.30....................      3,299       3.4        $70.02        3,299    $70.02
                                   ---------       ---        ------    ---------    ------
                                   3,478,013       7.9        $16.42    1,812,379    $15.97
                                   =========       ===        ======    =========    ======

     The Company has elected to continue following Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and has elected to adopt the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." Had compensation costs for the Company's options been

                         WESTPORT RESOURCES CORPORATION
determined based on the fair value at the grant dates consistent with SFAS No. 123, the Company's net income would have been decreased and the net loss would have been increased to the pro forma amounts indicated below:

                                                                     YEAR ENDED DECEMBER 31,
                                                              -------------------------------------
                                                                 2002          2001         2000
                                                              -----------   ----------   ----------
                                                              (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net income (loss)
  As reported...............................................   $(28,566)     $49,821      $43,536
  Pro forma.................................................    (36,918)      45,148       41,885
Basic net income (loss) per common share
  As reported...............................................   $  (0.63)     $  1.11      $  1.54
  Pro forma.................................................      (0.79)        1.00         1.51
Diluted net income (loss) per common share
  As reported...............................................   $  (0.63)     $  1.09      $  1.52
  Pro forma.................................................      (0.79)        0.99         1.49

     The weighted average fair value of options granted during the years ended December 31, 2002, 2001 and 2000, calculated using the Black-Scholes option pricing model was $8.46, $8.88 and $5.44, respectively. The fair value of each option granted is estimated with the following weighted average assumptions for grants in 2002, 2001 and 2000: risk-free interest rate of 1.67%, 3.89% and 6.25%, respectively; no dividend yields; expected volatility of 52.22%, 40.74% and 38.34%, respectively; and expected lives of 5 years.

10. RESTRICTED STOCK AWARDS

     The Company issued 36,550 shares of common stock as restricted stock awards pursuant to the Company's 2000 Stock Incentive Plan to certain employees during 2001. The shares are restricted for various periods ranging from one to three years after the date of grant. As of December 31, 2002 21,550 shares had vested. During the years ended December 31, 2002 and 2001, compensation expense of $0.3 million and $0.3 million, respectively, was recorded as a result of the issuance.

11. MAJOR PURCHASERS

     The following purchasers accounted for 10% or more of the Company's oil and gas sales for the years ended December 31, 2002, 2001 and 2000:

                                                              2002   2001   2000
                                                              ----   ----   ----
Dynegy Inc. ................................................   --     23%    23%
Conoco Inc. ................................................   10%    --     14%
EOTT Energy Corporation.....................................   --     --     13%

                         WESTPORT RESOURCES CORPORATION

12. COMMITMENTS AND CONTINGENCIES

     At December 31, 2002, the Company has leases covering office space and copiers under noncancelable agreements which begin to expire in November 2003. The minimum annual lease payments under noncancelable operating leases are as follows (in thousands):

YEAR ENDING DECEMBER 31
2003........................................................      $1,196
2004........................................................         885
2005........................................................       1,177
2006........................................................       1,256
2007........................................................       1,160
Thereafter..................................................         522
                                                                  ------
                                                                  $6,196
                                                                  ======

     Rent expense for the years ended December 31, 2002, 2001 and 2000 was approximately $1,439,000, $954,000 and $820,000, respectively.

     The Company entered into employment agreements on April 1, 2002 with its chief executive officer and president, which provide for annual base salaries of $382,000 and $264,000, respectively, subject to annual adjustments through May 31, 2005. The agreements provide for severance payments equal to three times the individual's then applicable base salary and three times the average of the bonus the individual received in the last three years if the Company terminates such person's employment other than for cause or if such person's employment is terminated upon a change of control of Westport.

     Following the Merger, the Company entered into retention agreements with its executive officers. The retention agreements set forth the terms and conditions of the officers' compensation in the event of termination of their employment following a change in control, as defined in the agreements, within five years of the date of such retention agreements. Each agreement automatically expires if a change in control has not occurred within the five-year period, and may be renewed for successive one-year periods by written agreement of the parties. If a termination following a change in control occurs within the specified period, other than a termination for cause or with good reason, as defined in the agreement, the terminated person will be entitled to all earned and accrued compensation and benefits plus severance compensation equal to a stated percentage of the sum of their respective base salary and average bonus for three prior years, plus the amount of any excise tax imposed on such severance payment. In addition, all equity incentive awards become immediately vested.

     Westport Oil and Gas Company, L.P., the Company's wholly-owned subsidiary, is a defendant in a case brought in July 2001 against its predecessor, Belco Energy Corp., in the district court of Sweetwater County, Wyoming. The complaint seeks damages on behalf of a purported class of royalty owners for alleged improper deduction, valuation and reporting under the Wyoming Royalty Payment Act in connection with royalty payments made by Belco on production from wells it operates in the Moxa Arch area of the Green River Basin. Plaintiffs have advised Westport that they calculate the amount of damages allegedly owed by Belco as approximately $1,165,000, which includes attorneys fees and litigation costs. Westport has denied liability for any of these damages and believes that it has valid defenses to plaintiffs' claims. Class certification and discovery have been stayed pending the decision by the Wyoming Supreme Court in a case involving unrelated parties that may have a bearing on this case and other similar cases filed by plaintiffs against other oil and gas industry operators in the Green River Basin. Settlement discussions have occurred with plaintiffs and are ongoing. The Company believes that the potential liability with respect to such proceedings is not material in

                         WESTPORT RESOURCES CORPORATION
the aggregate to the Company's financial position, results of operations or cash flows. Accordingly, the Company has not established a reserve for loss in connection with this proceeding.

     The Company is subject to governmental and regulatory controls arising in the ordinary course of business. It is the opinion of the Company's management that there are no claims or litigation involving the Company that are likely to have a material adverse effect on its financial position, results of operations or cash flows.

13. RETIREMENT SAVINGS PLAN

     Effective December 1, 1995, the Company adopted a retirement savings plan. The Westport Savings and Profit Sharing Plan (the "Plan") is a defined contribution plan and covers all employees of the Company. The Plan is subject to the provisions of the Employee Retirement Income Security Act of 1974, as amended, and Section 401(k) of the Internal Revenue Code.

     The assets of the Plan are held and the related investments are executed by the Plan's trustee. Participants in the Plan have investment alternatives in which to place their funds and may place their funds in one or more of these investment alternatives. Administrative fees are paid by the Company on behalf of the Plan. The Plan provides for discretionary matching by the Company of 75% of each participant's contributions up to 6% of the participant's compensation. The Company contributed $610,000, $400,000 and $155,000, for the years ended December 31, 2002, 2001 and 2000, respectively.

14. RELATED PARTY TRANSACTIONS

     Prior to the Merger, Belco entered into a substantial portion of its natural gas and crude oil commodity swap agreements and option agreements with Enron North America Corp., ("ENA"), formerly known as Enron Capital & Trade Resources Corp., a wholly owned subsidiary of Enron Corp. Mr. Robert A. Belfer, one of the Company's directors, was a member of the Board of Directors of Enron Corp. and was the CEO of Belco at the time these transactions were entered into. These agreements were entered into in the ordinary course of business of Belco and on terms that the Company believes were no less favorable to Belco than the terms of similar arrangements with third parties. Pursuant to the terms of these agreements the Company paid ENA a net amount of approximately $5.4 million from the date of the Merger, August 21, 2001, through December 31, 2001.

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

15. SEGMENT INFORMATION

     The Company operates in four geographic divisions: Northern (Rocky Mountains); Southern (Permian Basin, Mid-Continent and Gulf Coast); Western (Uinta Basin which is currently focused on the recently acquired properties in Utah) and Gulf of Mexico (offshore). Amounts presented below for Western only represent fifteen days of operations in 2002. All four areas are engaged in the production, development, acquisition and exploration of oil and natural gas properties. The Company evaluates segment performance

                         WESTPORT RESOURCES CORPORATION
based on the profit or loss from operations before income taxes. Corporate general and administrative expenses are unallocated in 2001 and 2000. Consolidated and segment financial information is as follows:

                                                              GULF OF    CORPORATE &
                             NORTHERN   SOUTHERN   WESTERN     MEXICO    UNALLOCATED   CONSOLIDATED
                             --------   --------   --------   --------   -----------   ------------
                                                         (IN THOUSANDS)
2002
Revenues(1)................  $126,693   $163,842   $  1,857   $135,184    $(27,178)     $  400,398
DD&A.......................    45,210     77,844        791     78,813         435         203,093
Profit (loss)..............    12,571      8,160        292     (3,740)    (32,339)        (15,056)
Assets(2)..................   395,375    894,420    506,618    296,330     140,798       2,233,541
Expenditures for assets,
  net......................    72,074    162,706    510,916     80,220       1,586         827,502
2001
Revenues(1)................    92,583     73,526         --    153,128      29,623         348,860
DD&A.......................    26,116     34,108         --     62,947         888         124,059
Profit (loss)..............    22,064     12,305         --     33,197      17,249          84,815
Assets(2)..................   418,817    789,429         --    305,372      90,598       1,604,216
Expenditures for assets,
  net......................    40,217     38,195         --    115,088         744         194,244
2000
Revenues(1)................    91,416     38,715         --    117,668     (25,366)        222,433
DD&A.......................    15,220      8,950         --     40,431         255          64,856
Profit (loss)..............    43,885     18,826         --     49,348     (36,450)         75,609
Assets(2)..................   130,530     87,189         --    296,412      37,700         551,831
Expenditures for assets,
  net......................    14,661      5,620         --    124,936         869         146,086

---------------

(1) Corporate and unallocated revenues consist of hedge settlements, non-hedge settlements and non-hedge change in fair value of derivatives.

(2) Corporate and unallocated assets include $16.5 million, $25.5 million and $11.6 million of joint interest billing receivables at December 31, 2002, 2001 and 2000. Because the Company tracks its joint interest receivables by joint interest partner and not by property, the Company is unable to allocate joint interest receivables to its three divisions.

16. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF SUBSIDIARY GUARANTORS:

     On November 5, 2001 the Company completed a private placement of the 8 1/4% Senior Subordinated Notes due 2011 (see Note 8). The 8 1/4% Senior Subordinated Notes are fully and unconditionally guaranteed, jointly and severally, on a senior subordinated unsecured basis by the following wholly-owned subsidiaries of Westport: Westport Finance Co., Jerry Chambers Exploration Company, Westport Argentina LLC, Westport Canada LLC, Westport Oil and Gas Company, L.P., Horse Creek Trading & Compression Company LLC, Westport Field Services, LLC, Westport Overriding Royalty LLC, WHG, Inc. and WHL, Inc. (collectively, the "Subsidiary Guarantors"). The guarantees of the Subsidiary Guarantors are subordinated to senior debt of the Subsidiary Guarantors.

     Presented below are condensed consolidating financial statements for Westport and the Subsidiary Guarantors.

                         WESTPORT RESOURCES CORPORATION

                     CONDENSED CONSOLIDATING BALANCE SHEET
                               DECEMBER 31, 2002

                                                PARENT     SUBSIDIARY
                                               COMPANY     GUARANTORS   ELIMINATIONS   CONSOLIDATED
                                              ----------   ----------   ------------   ------------
                                                                 (IN THOUSANDS)
                                              ASSETS
Current Assets:
  Cash and cash equivalents.................  $    2,581   $   40,180   $        --     $   42,761
  Accounts receivable, net..................      27,880       45,669            --         73,549
  Intercompany receivable...................   1,475,393           --    (1,475,393)            --
  Derivative assets.........................      14,861           --            --         14,861
  Prepaid expenses..........................       7,922        5,436            --         13,358
                                              ----------   ----------   -----------     ----------
          Total current assets..............   1,528,637       91,285    (1,475,393)       144,529
                                              ----------   ----------   -----------     ----------
Property and equipment, at cost:
  Oil and gas properties, successful efforts
     method:
     Proved properties......................     339,947    1,837,709            --      2,177,656
     Unproved properties....................      29,252       75,178            --        104,430
  Building and other office furniture and
     equipment..............................         620        9,066            --          9,686
                                              ----------   ----------   -----------     ----------
                                                 369,819    1,921,953            --      2,291,772
  Less accumulated depletion, depreciation
     and amortization.......................    (131,946)    (353,383)           --       (485,329)
                                              ----------   ----------   -----------     ----------
          Net property and equipment........     237,873    1,568,570            --      1,806,443
                                              ----------   ----------   -----------     ----------
Other Assets:
  Long-term derivative assets...............      14,824           --            --         14,824
  Goodwill..................................          --      246,712            --        246,712
  Other assets..............................      21,033           --            --         21,033
                                              ----------   ----------   -----------     ----------
          Total other assets................      35,857      246,712            --        282,569
                                              ----------   ----------   -----------     ----------
          Total assets......................  $1,802,367   $1,906,567   $(1,475,393)    $2,233,541
                                              ==========   ==========   ===========     ==========
                               LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable..........................  $   15,301   $   35,857   $        --     $   51,158
  Accrued expenses..........................      23,354       15,855            --         39,209
  Ad valorem taxes payable..................          (2)       8,990            --          8,988
  Intercompany payable......................          --    1,475,393    (1,475,393)            --
  Derivative liabilities....................      56,156           --            --         56,156
  Income taxes payable......................          --           86            --             86
                                              ----------   ----------   -----------     ----------
          Total current liabilities.........      94,809    1,536,181    (1,475,393)       155,597
                                              ----------   ----------   -----------     ----------
Long-term debt..............................     799,358           --            --        799,358
Deferred income taxes.......................     (13,361)     137,891            --        124,530
Long-term derivative liabilities............      21,305           --            --         21,305
Other liabilities...........................          --          745            --            745
                                              ----------   ----------   -----------     ----------
          Total liabilities.................     902,111    1,674,817    (1,475,393)     1,101,535
                                              ----------   ----------   -----------     ----------
Stockholders' equity
  Preferred stock...........................          29           --            --             29
  Common stock..............................         668            3            (3)           668
  Additional paid-in capital................     951,189      199,153             3      1,150,345
  Treasury stock............................        (469)          --            --           (469)
  Retained earnings.........................     (32,753)      32,755            --              2
  Accumulated other comprehensive income....     (18,408)        (161)           --        (18,569)
                                              ----------   ----------   -----------     ----------
          Total stockholders' equity........     900,256      231,750            --      1,132,006
                                              ----------   ----------   -----------     ----------
          Total liabilities and
            stockholders' equity............  $1,802,367   $1,906,567   $(1,475,393)    $2,233,541
                                              ==========   ==========   ===========     ==========

                         WESTPORT RESOURCES CORPORATION

                CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                      FOR THE YEAR ENDED DECEMBER 31, 2002

                                                   PARENT    SUBSIDIARY
                                                  COMPANY    GUARANTORS   ELIMINATIONS   CONSOLIDATED
                                                  --------   ----------   ------------   ------------
                                                                    (IN THOUSANDS)
Operating revenues:
  Oil and natural gas sales.....................  $ 82,136    $347,124       $  --         $429,260
  Hedge settlements.............................    (1,276)         --          --           (1,276)
  Non-hedge settlements.........................       822          --          --              822
  Non-hedge change in fair value of
     derivatives................................   (26,723)         --          --          (26,723)
  Gain (loss) on sale of operating assets,
     net........................................       276      (1,961)         --           (1,685)
                                                  --------    --------       -----         --------
          Net revenues..........................    55,235     345,163          --          400,398
                                                  --------    --------       -----         --------
Operating expenses:
  Lease operating expense.......................    12,748      76,580          --           89,328
  Production taxes..............................         5      23,949          --           23,954
  Transportation costs..........................       317       8,474          --            8,791
  Exploration...................................    21,689      10,701          --           32,390
  Depletion, depreciation and amortization......    48,847     154,246          --          203,093
  Impairment of proved properties...............        --      19,700          --           19,700
  Impairment of unproved properties.............     3,046       6,915          --            9,961
  Stock compensation expense....................     4,608          --          --            4,608
  General and administrative....................     6,046      17,583          --           23,629
                                                  --------    --------       -----         --------
          Total operating expenses..............    97,306     318,148          --          415,454
                                                  --------    --------       -----         --------
          Operating income......................   (42,071)     27,015          --          (15,056)
                                                  --------    --------       -----         --------
Other income (expense):
  Interest expense..............................   (34,607)       (229)         --          (34,836)
  Interest income...............................       172         374          --              546
  Change in interest rate swap fair value.......        --         226          --              226
  Other.........................................       579         423          --            1,002
                                                  --------    --------       -----         --------
Income (loss) before income taxes...............   (75,927)     27,809          --          (48,118)
                                                  --------    --------       -----         --------
Provision for income taxes:
  Current.......................................        --       2,094          --            2,094
  Deferred......................................    27,609     (10,151)         --           17,458
                                                  --------    --------       -----         --------
          Total provision for income taxes......    27,609      (8,057)         --           19,552
                                                  --------    --------       -----         --------
Net income (loss)...............................   (48,318)     19,752          --          (28,566)
Preferred stock dividends.......................     4,762          --          --            4,762
                                                  --------    --------       -----         --------
Net income (loss) available to common
  stockholders..................................  $(53,080)   $ 19,752       $  --         $(33,328)
                                                  ========    ========       =====         ========

                         WESTPORT RESOURCES CORPORATION

                CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                      FOR THE YEAR ENDED DECEMBER 31, 2002

                                                 PARENT     SUBSIDIARY
                                                 COMPANY    GUARANTORS   ELIMINATIONS   CONSOLIDATED
                                                ---------   ----------   ------------   ------------
                                                                   (IN THOUSANDS)
Cash flows from operating activities:
  Net income (loss)...........................  $ (48,318)  $  19,752     $      --      $ (28,566)
  Adjustments to reconcile net income (loss)
     to net cash provided by operating
     activities:
     Depletion, depreciation and
       amortization...........................     48,847     154,246            --        203,093
     Exploration dry hole costs...............     13,955       5,591            --         19,546
     Impairment of proved properties..........         --      19,700            --         19,700
     Impairment of unproved properties........      3,046       6,915            --          9,961
     Deferred income taxes....................    (27,609)     10,151            --        (17,458)
     Stock compensation expense...............      4,608          --            --          4,608
     Change in derivative fair value..........     27,475          --            --         27,475
     Amortization of finance fees.............      2,438          --            --          2,438
     Changes in asset and liabilities, net of
       effects of loss (gain) on sale of
       assets.................................       (276)      1,961            --          1,685
     Other....................................       (274)         --            --           (274)
     Changes in asset and liabilities, net of
       effects of acquisitions:
       Decrease (increase) in accounts
          receivable..........................     (9,194)      6,285            --         (2,909)
       Decrease in prepaid expenses...........     (5,575)        544            --         (5,031)
       Decrease in net derivative
          liabilities.........................    (10,388)         --            --        (10,388)
       Increase (decrease) in accounts
          payable.............................     (3,405)     (3,168)           --         (6,573)
       Decrease in ad valorem taxes payable...         (2)       (849)           --           (851)
       Increase in income taxes payable.......        248        (725)           --           (477)
       Increase (decrease) in accrued
          expenses............................      2,782       5,323            --          8,105
       Decrease in other liabilities..........         --        (887)           --           (887)
                                                ---------   ---------     ---------      ---------
          Net cash provided by operating
            activities........................     (1,642)    224,839            --        223,197
                                                ---------   ---------     ---------      ---------
Cash flows from investing activities:
  Additions to property and equipment.........    (68,928)    (78,684)           --       (147,612)
  Proceeds from sales of assets...............        750      12,561            --         13,311
  Increase in intercompany receivable.........   (547,479)         --       547,479             --
  Other acquisitions..........................       (328)   (679,562)           --       (679,890)
  Other.......................................         --          28            --             28
                                                ---------   ---------     ---------      ---------
          Net cash used in investing
            activities........................   (615,985)   (745,657)      547,479       (814,163)
                                                ---------   ---------     ---------      ---------
Cash flows from financing activities:
  Proceeds from issuance of common stock......    267,787          --            --        267,787
  Repurchase of common stock..................        (61)         --            --            (61)
  Proceeds from issuance of long-term debt....    639,000          --            --        639,000
  Repayment of long-term debt.................   (285,000)         --            --       (285,000)
  Preferred stock dividend....................     (4,762)         --            --         (4,762)
  Gain in interest rate swap cancellation.....      3,705          --            --          3,705
  Financing fees..............................    (14,273)         --            --        (14,273)
  Increase in intercompany payable............         --     547,479      (547,479)            --
                                                ---------   ---------     ---------      ---------
          Net cash provided by (used in)
            financing activities..............    606,396     547,479      (547,479)       606,396
                                                ---------   ---------     ---------      ---------
Net increase in cash and cash equivalents.....    (11,231)     26,661            --         15,430
Effect of exchange rate changes on cash.......         --        (253)           --           (253)
Cash and cash equivalents, beginning of
  year........................................     13,812      13,772            --         27,584
                                                ---------   ---------     ---------      ---------
Cash and cash equivalents, end of year........  $   2,581   $  40,180     $      --      $  42,761
                                                =========   =========     =========      =========

                         WESTPORT RESOURCES CORPORATION

                     CONDENSED CONSOLIDATING BALANCE SHEET
                               DECEMBER 31, 2001

                                                 PARENT     SUBSIDIARY
                                                COMPANY     GUARANTORS   ELIMINATIONS   CONSOLIDATED
                                               ----------   ----------   ------------   ------------
                                                                  (IN THOUSANDS)
                                               ASSETS
Current Assets:
  Cash and cash equivalents..................  $   13,812   $   13,772    $      --      $   27,584
  Accounts receivable, net...................      18,687       43,121           --          61,808
  Intercompany receivable....................     919,727           --     (919,727)             --
  Derivative assets..........................          --        7,832           --           7,832
  Prepaid expenses...........................       2,345        3,129           --           5,474
                                               ----------   ----------    ---------      ----------
       Total current assets..................     954,571       67,854     (919,727)        102,698
                                               ----------   ----------    ---------      ----------
Property and equipment, at cost:
  Oil and gas properties, successful efforts
     method:
     Proved properties.......................     281,868    1,164,463           --       1,446,331
     Unproved properties.....................      23,978       81,561           --         105,539
  Office building, furniture and equipment...         487        7,612           --           8,099
                                               ----------   ----------    ---------      ----------
                                                  306,333    1,253,636           --       1,559,969
Less accumulated depletion, depreciation and
  amortization...............................     (83,016)    (200,749)          --        (283,765)
                                               ----------   ----------    ---------      ----------
       Net property and equipment............     223,317    1,052,887           --       1,276,204
                                               ----------   ----------    ---------      ----------
Other assets:
  Long-term derivative assets................          --          612           --             612
  Goodwill...................................          --      214,844           --         214,844
  Other assets...............................       9,830           28           --           9,858
                                               ----------   ----------    ---------      ----------
       Total other assets....................       9,830      215,484           --         225,314
                                               ----------   ----------    ---------      ----------
       Total assets..........................  $1,187,718   $1,336,225    $(919,727)     $1,604,216
                                               ==========   ==========    =========      ==========
                                LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable...........................  $   14,254   $   33,647    $      --      $   47,901
  Accrued expenses...........................       8,840       21,454           --          30,294
  Ad valorem taxes payable...................          --        6,930           --           6,930
  Intercompany payable.......................          --      919,727     (919,727)             --
  Derivative liabilities.....................          --        3,289           --           3,289
  Income taxes payable.......................        (131)         681           --             550
  Other current liabilities..................          --          369           --             369
                                               ----------   ----------    ---------      ----------
       Total current liabilities.............      22,963      986,097     (919,727)         89,333
                                               ----------   ----------    ---------      ----------
Long-term debt...............................     429,224           --           --         429,224
Deferred income taxes........................      31,053      126,952           --         158,005
Long-term derivative liabilities.............       5,205          751           --           5,956
Other liabilities............................          --        1,402           --           1,402
                                               ----------   ----------    ---------      ----------
       Total liabilities.....................     488,445    1,115,202     (919,727)        683,920
                                               ----------   ----------    ---------      ----------
Stockholders' equity:
  Preferred stock............................          29           --           --              29
  Common stock...............................         521            3           (3)            521
  Additional paid-in capital.................     678,804      199,153            3         877,960
  Treasury stock.............................        (408)          --           --            (408)
  Retained earnings (accumulated deficit)....      20,327       13,003           --          33,330
  Accumulated other comprehensive income.....          --        8,864           --           8,864
                                               ----------   ----------    ---------      ----------
       Total stockholders' equity............     699,273      221,023           --         920,296
                                               ----------   ----------    ---------      ----------
       Total liabilities and stockholders'
          equity.............................  $1,187,718   $1,336,225    $(919,727)     $1,604,216
                                               ==========   ==========    =========      ==========

                         WESTPORT RESOURCES CORPORATION

                CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                      FOR THE YEAR ENDED DECEMBER 31, 2001

                                                   PARENT    SUBSIDIARY
                                                   COMPANY   GUARANTORS   ELIMINATIONS   CONSOLIDATED
                                                   -------   ----------   ------------   ------------
                                                                     (IN THOUSANDS)
Operating revenues:
  Oil and natural gas sales......................  $90,954    $226,324      $     --       $317,278
  Hedge settlements..............................       --       2,091            --          2,091
  Non-hedge settlements..........................       --      15,300            --         15,300
  Non-hedge change in fair value of
     derivatives.................................       --      14,323            --         14,323
  Gain (loss) on sale of operating assets, net...     (304)        172            --           (132)
                                                   -------    --------      --------       --------
     Net revenues................................   90,650     258,210            --        348,860
Operating expenses:
  Lease operating expense........................    7,879      47,436            --         55,315
  Production taxes...............................        8      13,399            --         13,407
  Transportation costs...........................      421       4,736            --          5,157
  Exploration....................................   24,393       6,920            --         31,313
  Depletion, depreciation and amortization.......   43,044      81,015            --        124,059
  Impairment of proved properties................      612       8,811            --          9,423
  Impairment of unproved properties..............    5,562       1,412            --          6,974
  Stock compensation expense.....................      719          --            --            719
  General and administrative.....................    6,410      11,268            --         17,678
                                                   -------    --------      --------       --------
     Total operating expenses....................   89,048     174,997            --        264,045
                                                   -------    --------      --------       --------
     Operating income............................    1,602      83,213            --         84,815
                                                   -------    --------      --------       --------
Other income (expense):
  Interest expense...............................   (6,990)     (6,206)           --        (13,196)
  Interest income................................    1,159         509            --          1,668
  Change in interest rate swap fair value........       --       4,960                        4,960
  Other..........................................      163          48            --            211
                                                   -------    --------      --------       --------
Income (loss) before income taxes................   (4,066)     82,524            --         78,458
                                                   -------    --------      --------       --------
Provision for income taxes:
  Current........................................       --      (2,006)           --         (2,006)
  Deferred.......................................    1,547     (28,178)           --        (26,631)
                                                   -------    --------      --------       --------
     Total provision for income taxes............    1,547     (30,184)           --        (28,637)
                                                   -------    --------      --------       --------
Net income (loss)................................   (2,519)     52,340            --         49,821
Preferred stock dividends........................    1,587          --            --          1,587
                                                   -------    --------      --------       --------
Net income (loss) available to common
  stockholders...................................  $(4,106)   $ 52,340      $     --       $ 48,234
                                                   =======    ========      ========       ========

                         WESTPORT RESOURCES CORPORATION

                CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                      FOR THE YEAR ENDED DECEMBER 31, 2001

                                                 PARENT     SUBSIDIARY
                                                 COMPANY    GUARANTORS    ELIMINATIONS   CONSOLIDATED
                                                ---------   -----------   ------------   ------------
                                                                   (IN THOUSANDS)
Cash flows from operating activities:
  Net income..................................  $  (2,519)   $  52,340      $     --      $  49,821
  Adjustments to reconcile net income to net
     cash provided by operating activities:
     Depletion, depreciation and
       amortization...........................     43,044       81,015            --        124,059
     Exploration dry hole costs...............     14,183        5,090            --         19,273
     Impairment of proved properties..........        612        8,811            --          9,423
     Impairment of unproved properties........      5,562        1,412            --          6,974
     Stock compensation expense...............        719           --            --            719
     Change in derivative fair value..........         --      (19,283)           --        (19,283)
     Loss (gain) on sale of assets............        304         (172)           --            132
     Deferred income taxes....................     (1,547)      28,178            --         26,631
     Amortization of finance fees.............        323          112            --            435
     Changes in asset and liabilities, net of
       effects of acquisitions:
       Decrease (increase) in accounts
          receivable..........................     (4,283)      14,409            --         10,126
       Decrease in prepaid expenses...........        797          254            --          1,051
       Decrease in net derivative
          liabilities.........................         --      (18,285)           --        (18,285)
       Increase (decrease) in accounts
          payable.............................      7,193      (13,433)           --         (6,240)
       Increase (decrease) in accrued
          expenses............................     (5,982)      (2,492)           --         (8,474)
       Increase in ad valorem taxes payable...         --       (1,130)           --         (1,130)
       Increase in income taxes payable.......         --          301            --            301
       Decrease in other liabilities..........         --         (260)           --           (260)
                                                ---------    ---------      --------      ---------
          Net cash provided by operating
            activities........................     58,406      136,867            --        195,273
                                                ---------    ---------      --------      ---------
Cash flows from investing activities:
  Additions to property and equipment.........    (76,083)    (111,842)           --       (187,925)
  Proceeds from sales of assets...............        161        5,375            --          5,536
  Other acquisitions..........................         --       (6,319)           --         (6,319)
  Increase in intercompany receivable.........     18,340           --       (18,340)            --
  Other.......................................         --           22            --             22
                                                ---------    ---------      --------      ---------
          Net cash used in investing
            activities........................    (57,582)    (112,764)      (18,340)      (188,686)
                                                ---------    ---------      --------      ---------
Cash flows from financing activities:
  Proceeds from issuance of common stock......        576           --            --            576
  Repurchase of common stock..................       (408)          --            --           (408)
  Proceeds from issuance of long-term debt....    590,000           --            --        590,000
  Repayment of long-term debt.................   (577,898)         313            --       (577,585)
  Preferred stock dividend....................     (1,587)          --            --         (1,587)
  Financing fees..............................    (10,153)          --            --        (10,153)
  Increase in intercompany payable............         --      (18,340)       18,340             --
                                                ---------    ---------      --------      ---------
          Net cash provided by (used in)
            financing activities..............        530      (18,027)       18,340            843
                                                ---------    ---------      --------      ---------
Net increase in cash and cash equivalents.....      1,354        6,076            --          7,430
Cash and cash equivalents, beginning of
  year........................................     12,458        7,696            --         20,154
                                                ---------    ---------      --------      ---------
Cash and cash equivalents, end of year........  $  13,812    $  13,772      $     --      $  27,584
                                                =========    =========      ========      =========

                         WESTPORT RESOURCES CORPORATION

                CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                      FOR THE YEAR ENDED DECEMBER 31, 2000

                                                   PARENT    SUBSIDIARY
                                                  COMPANY    GUARANTORS   ELIMINATIONS   CONSOLIDATED
                                                  --------   ----------   ------------   ------------
                                                                    (IN THOUSANDS)
Operating revenues:
  Oil and natural gas sales.....................  $ 95,336    $149,333       $  --         $244,669
  Hedge settlements.............................        --     (24,627)         --          (24,627)
  Non-hedge change in fair value of
     derivatives................................        --        (739)         --             (739)
  Gain (loss) on sale of operating assets,
     net........................................        --       3,130          --            3,130
                                                  --------    --------       -----         --------
     Net revenues...............................    95,336     127,097          --          222,433
Operating expenses:
  Lease operating expense.......................     6,530      27,867          --           34,397
  Production taxes..............................        15      10,616          --           10,631
  Transportation costs..........................       384       2,650          --            3,034
  Exploration...................................     6,768       6,022          --           12,790
  Depletion, depreciation and amortization......    36,744      28,112          --           64,856
  Impairment of proved properties...............        --       2,911          --            2,911
  Impairment of unproved properties.............        --       5,124          --            5,124
  Stock compensation expense....................     2,156       3,383          --            5,539
  General and administrative....................     3,383       4,159          --            7,542
                                                  --------    --------       -----         --------
     Total operating expenses...................    55,980      90,844          --          146,824
                                                  --------    --------       -----         --------
     Operating income...........................    39,356      36,253          --           75,609
                                                  --------    --------       -----         --------
Other income (expense):
  Interest expense..............................    (2,257)     (7,474)         --           (9,731)
  Interest income...............................       416         814          --            1,230
  Other.........................................        76          76          --              152
                                                  --------    --------       -----         --------
Income before income taxes......................    37,591      29,669          --           67,260
                                                  --------    --------       -----         --------
Provision for income taxes:
  Current.......................................        --        (675)         --             (675)
  Deferred......................................   (13,156)     (9,893)         --          (23,049)
                                                  --------    --------       -----         --------
     Total provision for income taxes...........   (13,156)    (10,568)         --          (23,724)
                                                  --------    --------       -----         --------
Net income......................................  $ 24,435    $ 19,101       $  --         $ 43,536
                                                  ========    ========       =====         ========

                         WESTPORT RESOURCES CORPORATION

                CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                      FOR THE YEAR ENDED DECEMBER 31, 2000

                                                              SUBSIDIARY
                                             PARENT COMPANY   GUARANTORS   ELIMINATIONS   CONSOLIDATED
                                             --------------   ----------   ------------   ------------
                                                                  (IN THOUSANDS)
Cash flows from operating activities:
  Net income...............................    $  24,435      $  19,101      $     --      $  43,536
  Adjustments to reconcile net income to
     net cash provided by operating
     activities:
     Depletion, depreciation and
       amortization........................       36,744         28,112            --         64,856
     Exploration dry hole costs............        1,564          4,456            --          6,020
     Impairment of proved properties.......           --          2,911            --          2,911
     Impairment of unproved properties.....           --          5,124            --          5,124
     Stock compensation expense............        2,156             --            --          2,156
     Gain on sale of assets................           --         (3,130)           --         (3,130)
     Deferred income taxes.................       13,156          9,893            --         23,049
     Director retainers settled for
       stock...............................           50             --            --             50
     Changes in asset and liabilities, net
       of effects of acquisitions:
       Increase in accounts receivable.....       (8,527)       (20,151)           --        (28,678)
       Decrease (increase) in prepaid
          expenses.........................       (1,256)           117            --         (1,139)
       Increase in accounts payable........        4,926         13,004            --         17,930
       Decrease in accrued expenses........        7,584          2,038            --          9,622
       Increase in ad valorem taxes
          payable..........................           --          2,183            --          2,183
       Increase in income taxes payable....           --            375            --            375
       Decrease in other liabilities.......           --         (1,436)           --         (1,436)
                                               ---------      ---------      --------      ---------
          Net cash provided by operating
            activities.....................       80,832         62,597            --        143,429
                                               ---------      ---------      --------      ---------
Cash flows from investing activities:
  Additions to property and equipment......      (32,676)       (69,553)           --       (102,229)
  Proceeds from sales of assets............           --          6,259            --          6,259
  Merger with EPGC.........................      (42,403)            --            --        (42,403)
  Other acquisitions.......................           --         (1,454)           --         (1,454)
  Increase in intercompany receivable......      (97,347)            --        97,347             --
  Other....................................           --           (342)           --           (342)
                                               ---------      ---------      --------      ---------
          Net cash used in investing
            activities.....................     (172,426)       (65,090)       97,347       (140,169)
                                               ---------      ---------      --------      ---------
Cash flows from financing activities:
  Proceeds from issuance of common stock...      104,052             --            --        104,052
  Proceeds from issuance of long-term
     debt..................................       50,000             --            --         50,000
  Repayment of long-term debt..............      (50,000)      (106,633)           --       (156,633)
  Increase in intercompany payable.........           --         97,347       (97,347)            --
                                               ---------      ---------      --------      ---------
          Net cash provided by (used in)
            financing activities...........      104,052         (9,286)      (97,347)        (2,581)
                                               ---------      ---------      --------      ---------
Net increase (decrease) in cash and cash
  equivalents..............................       12,458        (11,779)           --            679
Cash and cash equivalents, beginning of
  year.....................................           --         19,475            --         19,475
                                               ---------      ---------      --------      ---------
Cash and cash equivalents, end of year.....    $  12,458      $   7,696      $     --      $  20,154
                                               =========      =========      ========      =========

                         WESTPORT RESOURCES CORPORATION

17. SUPPLEMENTAL INFORMATION RELATED TO OIL AND GAS ACTIVITIES

     The following tables set forth certain historical costs and costs incurred related to the Company's oil and natural gas producing activities:

                                                     FOR THE YEAR ENDED DECEMBER 31,
                                                   -----------------------------------
                                                      2002         2001        2000
                                                   ----------   ----------   ---------
                                                             (IN THOUSANDS)
Capitalized costs
  Proved oil and natural gas properties..........  $2,177,656   $1,446,331   $ 591,367
  Unproved oil and natural gas properties........     104,430      105,539      40,653
                                                   ----------   ----------   ---------
       Total oil and natural gas properties......   2,282,086    1,551,870     632,020
  Less: Accumulated depletion, depreciation and
     amortization................................    (481,396)    (280,737)   (155,752)
                                                   ----------   ----------   ---------
       Net capitalized costs.....................  $1,800,690   $1,271,133   $ 476,268
                                                   ==========   ==========   =========
Costs incurred
  Proved property acquisition costs..............  $  657,826   $  706,811   $ 182,944
  Unproved property acquisition costs............      30,051       76,401      31,821
  Exploration costs..............................      35,198       60,704      34,622
  Development costs..............................     103,045      115,563      58,958
                                                   ----------   ----------   ---------
       Total.....................................  $  826,120   $  959,479   $ 308,345
                                                   ==========   ==========   =========

  OIL AND GAS RESERVE INFORMATION (UNAUDITED)

     The following summarizes the policies used by the Company in preparing the accompanying oil and natural gas reserve disclosures, Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserves and reconciliation of such Standardized Measure between years.

     Estimated quantities of the Company's oil and gas reserves and the net present value of such reserves as of December 31, 2002 are based upon reserve reports prepared by Ryder Scott Company, L.P. and the Company's engineering staff. Ryder Scott reports covered 81% of the total net present value of estimates of total proved reserves, evaluating 58% and auditing 23%. The internally generated report covered the remaining 19% of the net present value. At December 31, 2001, Ryder Scott Company, L.P. audited 87% of the total net present value of estimates of total proved reserves and the remaining 13% of net present value of the reserves was unaudited. Estimates of total proved reserves at December 31, 2000 were prepared by Ryder Scott and Netherland, Sewell and Associates, Inc. and internal estimates. The Ryder Scott and Netherland Sewell reports covered approximately 85% of the total net present value of the reserves and the internally generated report covered the remaining 15% of the net present value. Proved reserves are estimated quantities of crude oil and natural gas which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved developed reserves are proved reserves that can be recovered through existing wells with existing equipment and operating methods. Substantially all of the Company's oil and natural gas reserves are located in the United States and the Gulf of Mexico.

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

                         WESTPORT RESOURCES CORPORATION

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

  QUANTITIES OF OIL AND GAS RESERVES (UNAUDITED)

     The following table presents estimates of the Company's net proved and proved developed oil and gas reserves:

                                                              OIL (MBLS)   GAS (MMCF)
                                                              ----------   ----------
Proved reserves at December 31, 1999........................    32,750       119,338
  Revisions of previous estimates...........................     1,417        10,662
  Discoveries...............................................     3,135        33,445
  Purchase of minerals in place.............................     3,249       116,783
  Sales of minerals in place................................    (2,167)         (447)
  Production................................................    (3,584)      (34,316)
                                                                ------     ---------
Proved reserves at December 31, 2000........................    34,800       245,465
  Revisions of previous estimates...........................    (4,360)       (6,390)
  Discoveries...............................................     6,057        55,366
  Purchase of minerals in place.............................    37,576       283,783
  Sales of minerals in place................................      (488)       (1,599)
  Production................................................    (4,929)      (58,561)
                                                                ------     ---------
Proved reserves at December 31, 2001........................    68,656       518,064
  Revisions of previous estimates...........................     6,008       (15,754)
  Discoveries...............................................     3,082        39,936
  Purchase of minerals in place.............................    12,085       650,230
  Sales of minerals in place................................    (2,735)       (5,555)
  Production................................................    (7,927)      (82,346)
                                                                ------     ---------
Proved reserves at December 31, 2002........................    79,169     1,104,575
                                                                ======     =========
Proved developed reserves at December 31, 2000..............    28,673       185,354
                                                                ======     =========
Proved developed reserves at December 31, 2001..............    51,068       401,823
                                                                ======     =========
Proved developed reserves at December 31, 2002..............    60,576       676,365
                                                                ======     =========

                         WESTPORT RESOURCES CORPORATION

  STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS RELATING TO PROVED OIL AND GAS RESERVES (UNAUDITED)

                                                            DECEMBER 31,
                                              -----------------------------------------
                                                 2002            2001           2000
                                              -----------     ----------     ----------
                                                           (IN THOUSANDS)
Future cash flows...........................  $ 6,627,844     $2,543,696     $2,993,022
Future production costs.....................   (1,928,788)      (841,940)      (546,358)
Future development costs....................     (474,447)      (216,708)      (119,415)
                                              -----------     ----------     ----------
Future net cash flows before tax............    4,224,609      1,485,048      2,327,249
Future income taxes.........................   (1,123,508)      (306,261)      (691,048)
                                              -----------     ----------     ----------
Future net cash flows after tax.............    3,101,101      1,178,787      1,636,201
Annual discount at 10%......................   (1,334,650)      (431,758)      (537,802)
                                              -----------     ----------     ----------
Standardized measure of discounted future
  net cash flows............................  $ 1,766,451     $  747,029     $1,098,399
                                              ===========     ==========     ==========
Discounted future net cash flows before
  income taxes..............................  $ 2,405,818(1)  $  924,343(2)  $1,570,892
                                              ===========     ==========     ==========

---------------

(1) The difference in the discounted future net cash flows before income taxes from December 31, 2001 to December 31, 2002 resulted almost entirely from
    (i) the addition of 722.7 Bcfe of proved reserves due to acquisitions, (ii) the addition of 58.4 Bcfe as discoveries and extension and (iii) the upward revision of 20 Bcfe due to revisions of previous estimates and (iv) the change in commodity prices used to determine future cash flows.

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

  CHANGES IN STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS
  (UNAUDITED)

                                                    FOR THE YEAR ENDED DECEMBER 31,
                                                  ------------------------------------
                                                     2002         2001         2000
                                                  ----------   -----------   ---------
                                                             (IN THOUSANDS)
Oil and natural gas sales, net of production
  costs.........................................  $ (307,187)  $  (243,399)  $(196,608)
Net changes in anticipated prices and production
  costs.........................................     659,541    (1,179,511)    369,244
Extensions and discoveries, less related
  costs.........................................     125,262       139,078     228,685
Changes in estimated future development costs...     (32,309)      (10,284)    (15,807)
Previously estimated development costs
  incurred......................................      73,422        50,704      16,827
Net change in income taxes......................    (462,053)      295,179    (445,830)
Purchase of minerals in place...................     825,382       489,733     748,854
Sales of minerals in place......................     (12,024)       (8,466)     (3,205)
Accretion of discount...........................      92,434       157,089      34,910
Revision of quantity estimates..................      39,468       (35,347)     48,384
Changes in production rates and other...........      17,486        (6,146)     (9,490)
                                                  ----------   -----------   ---------
  Change in standardized measure................  $1,019,422   $  (351,370)  $ 775,964
                                                  ==========   ===========   =========

                         WESTPORT RESOURCES CORPORATION

18. SUPPLEMENTAL QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                   FIRST      SECOND     THIRD      FOURTH
                                  QUARTER    QUARTER    QUARTER    QUARTER    FULL YEAR
                                  --------   --------   --------   --------   ---------
                                        (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
2002
Total revenues..................  $ 72,778   $111,331   $103,048   $113,241   $400,398
Gross profit(1).................    52,755     80,479     72,709     99,968    305,911
Net income (loss)...............   (19,473)     2,410      2,165    (13,668)   (28,566)
Net income (loss) available to
  common stock..................   (20,663)     1,219        974    (14,858)   (33,328)
Net income (loss) per share(2)
  Basic.........................     (0.40)      0.02       0.02      (0.27)     (0.63)
  Diluted.......................     (0.40)      0.02       0.02      (0.27)     (0.63)
2001
Total revenues..................  $ 97,102   $ 72,862   $ 86,545   $ 92,351   $348,860
Gross profit(1).................    79,542     54,576     50,830     60,542    245,490
Net income (loss)...............    34,032     16,657     11,760    (12,628)    49,821
Net income (loss) available to
  common stock..................    34,032     16,657     11,363    (13,818)    48,234
Net income per share(2)
  Basic.........................      0.89       0.43       0.26      (0.27)      1.11
  Diluted.......................      0.87       0.42       0.25      (0.27)      1.09

---------------

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

                               INDEX TO EXHIBITS

EXHIBIT NO.                             EXHIBIT DESCRIPTION
-----------                             -------------------
    1.1       --    Purchase Agreement, dated as of December 11, 2002, by and
                    among Westport, subsidiary guarantors party thereto and the initial purchasers named therein (incorporated by reference to Exhibit 1 to Westport's Registration Statement on Form
                    S-4 (Registration No. 333-102705), filed with the SEC on
                    January 24, 2003).
    1.2       --    Stock Purchase Agreement, dated as of November 15, 2002, by and among Westport, Spindrift Partners, L.P., Spindrift
                    Investors (Bermuda) L.P., Global Natural Resources III and
                    Global Natural Resources III L.P. (incorporated by reference to Exhibit 1 to Westport's Registration Statement on Form
                    S-3 (Registration No. 333-102281), filed with the SEC on
                    December 31, 2002).
    2.1       --    Agreement and Plan of Merger, dated as of March 9, 2000, by and among Westport Oil and Gas Company, Inc., Westport
                    Energy Corporation, Equitable Production Company, Equitable
                    Production (Gulf) Company and EPGC Merger Sub Corporation
                    (incorporated by reference to Exhibit 2.1 to the
                    Registration Statement on Form S-1 of Westport Resources
                    Corporation, a Delaware corporation (Registration No.
                    333-40422), filed with the SEC on June 29, 2000).
    2.2       --    Agreement and Plan of Merger, dated as of June 8, 2001,
                    among Belco and Westport Resources Corporation, a Delaware corporation (incorporated by reference to Exhibit 2.1 to
                    Belco's Registration Statement on Form S-4/A (Registration
                    No. 333-64320), filed with the SEC on July 24, 2001).
    2.3       --    Purchase and Sale Agreement, dated November 6, 2002, among
                    Westport and certain affiliates of El Paso Corporation
                    parties thereto (incorporated by reference to Exhibit 2 to
                    Westport's Current Report on Form 8-K/A, filed with the SEC on December 27, 2002).
    3.1       --    Amended Articles of Incorporation of Westport (incorporated by reference to Exhibit 3.1 to Westport's Registration
                    Statement on Form 8-A/A, filed with the SEC on August 31,
                    2001).
    3.2       --    Second Amended and Restated Bylaws of Westport (incorporated by reference to Exhibit 3.2 to Westport's Registration
                    Statement on Form 8-A/A, filed with the SEC on August 31,
                    2001).
    4.1       --    Specimen Certificate for shares of Common Stock of Westport
                    (incorporated by reference to Exhibit 4.1 to Westport's
                    Registration Statement on Form 8-A/A, filed with the SEC on
                    August 31, 2001).
    4.2       --    Specimen Certificate for shares of 6 1/2% Convertible
                    Preferred Stock of Westport (incorporated by reference to
                    Exhibit 4 to Westport's Registration Statement on Form
                    8-A/A, filed with the SEC on August 31, 2001).
   *4.3       --    Third Amended and Restated Shareholders Agreement dated
                    February 14, 2003 among Westport, ERI, Medicor Foundation,
                    WELLC and certain stockholders named therein.
    4.4       --    Registration Rights Agreement, dated December 17, 2002,
                    among Westport, subsidiary guarantors party thereto and the initial purchasers named therein (incorporated by reference to Exhibit 4.6 to Westport's Registration Statement on Form
                    S-4 (Registration No. 333-102705), filed with the SEC on
                    January 24, 2003).
    4.5       --    Indenture, dated as of November 5, 2001, among Westport,
                    subsidiary guarantors from time to time party thereto and
                    The Bank of New York, as trustee (incorporated by reference to Exhibit 4.4 to Westport's Registration Statement on Form
                    S-4 (Registration No. 333-77060), filed with the SEC on
                    January 18, 2002).
    4.6       --    First Supplemental Indenture, dated as of December 31, 2001, among Westport, existing subsidiary guarantors party
                    thereto, new subsidiary guarantors named therein and The
                    Bank of New York, as trustee (incorporated by reference to
                    Exhibit 4.5 to Westport's Registration Statement on Form S-4
                    (Registration No. 333-77060), filed with the SEC on January
                    18, 2002).
    4.7       --    Second Supplemental Indenture, dated as of December 17,
                    2002, among Westport, existing subsidiary guarantors party thereto, new subsidiary guarantors named therein and The
                    Bank of New York, as trustee (incorporated by reference to
                    Exhibit 4.9 to Westport's Registration Statement on Form S-4
                    (Registration No. 333-102705), filed with the SEC on January
                    24, 2003).
    4.8       --    Indenture, dated as of September 23, 1997, among Belco, as issuer, and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.1 of Belco's Registration
                    Statement on Form S-4 (Registration No. 333-37125), filed
                    with the SEC on February 6, 1996).

EXHIBIT NO.                             EXHIBIT DESCRIPTION
-----------                             -------------------
    4.9       --    Supplemental Indenture dated as of February 25, 1998 between
                    Coda Energy, Inc., Diamond Energy Operating Company, Electra
                    Resources, Inc., Belco Operating Corp., Belco Energy L.P.,
                    Gin Lane Company, Fortune Corp., BOG Wyoming LLC and Belco
                    Finance Co. (individually, the Subsidiary Guarantors), a
                    subsidiary of Belco, and The Bank of New York, a New York
                    banking corporation (as Trustee) amending the Indenture
                    filed as Exhibit 4.2 above (incorporated by reference to
                    Exhibit 4.3 of Belco's Annual Report on Form 10-K for the
                    fiscal year ended December 31, 1997, filed with the SEC on
                    March 26, 1998).
    4.10      --    Second Supplemental Indenture, dated as of August 21, 2001, among Westport, certain subsidiary guarantors party thereto and The Bank of New York, as trustee (incorporated by
                    reference to Exhibit 4.3 to Westport's Quarterly Report on
                    Form 10-Q for the quarter ended September 30, 2001, filed
                    with the SEC on November 14, 2001).
    4.11      --    Third Supplemental Indenture, dated as of December 31, 2001, among Westport, existing subsidiary guarantors party
                    thereto, new subsidiary guarantors named therein and The
                    Bank of New York, as trustee (incorporated by reference to
                    Exhibit 4.10 to Westport's Registration Statement on Form
                    S-4 (Registration No. 333-77060), filed with the SEC on
                    January 18, 2002).
    4.12      --    Fourth Supplemental Indenture, dated as of December 17,
                    2002, among Westport, existing subsidiary guarantors, new
                    subsidiary guarantors and The Bank of New York, as trustee
                    (incorporated by reference to Exhibit 4.14 to Westport's
                    Registration Statement on Form S-4 (Registration No.
                    333-102705), filed with the SEC on January 24, 2003).
    4.13      --    Certificate of Designations of 6 1/2% Convertible Preferred
                    Stock dated March 5, 1998 (incorporated by reference to
                    Exhibit 4.1 of Belco's Current Report on Form 8-K, filed on
                    March 11, 1998).
    4.14      --    Form of 8 1/4% Note (contained in the Indenture listed as
                    Exhibit 4.4 above) (incorporated by reference to Exhibit 4.4 to Westport's Registration Statement on Form S-4
                    (Registration No. 333-77060), filed with the SEC on January
                    18, 2002).
    4.15      --    Form of 8 7/8% Note (contained in the Indenture listed as
                    Exhibit 4.8 above) (incorporated by reference to Exhibit 4.1 to Belco's Registration Statement on Form S-4 (Registration
                    No. 333-37125), filed with the SEC on February 6, 1996).
    4.16      --    Form of Indenture for Senior Debt Securities (incorporated by reference to Exhibit 4.1 to Belco's Amendment No. 1 to
                    the Registration Statement on Form S-3 (Registration No.
                    333-42107), filed with the SEC on December 23, 1997).
    4.17      --    Form of Indenture for Subordinated Debt Securities
                    (incorporated by reference to Exhibit 4.2 to Belco's
                    Amendment No. 1 to the Registration Statement on Form S-3
                    (Registration No. 333-42107), filed with the SEC on December
                    23, 1997).
   10.1       --    Credit Agreement, dated as of December 17, 2002, among
                    Westport, certain lenders from time to time party thereto,
                    Credit Suisse First Boston Corporation, as syndication
                    agent, JPMorgan Chase Bank, as administrative agent and
                    issuing bank, certain documentation agents party thereto,
                    Wachovia Bank, N.A., as senior managing agent, and certain managing agents named therein (incorporated by reference to
                    Exhibit 10.1 to Westport's Registration Statement on Form
                    S-4 (Registration No. 333-102705), filed with the SEC on
                    January 24, 2003).
   10.2       --    Subsidiary Guarantee, dated as of December 17, 2002, by each subsidiary guarantor party thereto in favor of JPMorgan
                    Chase Bank, as administrative agent for certain lenders and creditors (incorporated by reference to Exhibit 10.2 to
                    Westport's Registration Statement on Form S-4 (Registration
                    No. 333-102705), filed with the SEC on January 24, 2003).
   10.3       --    Westport Resources Corporation 2000 Stock Incentive Plan, as
                    amended on August 21, 2001 (incorporated by reference to
                    Exhibit 4.4 to Westport's Registration Statement on Form
                    S-8, filed with the SEC on August 31, 2001).
   10.4       --    Westport Resources Corporation Annual Incentive Plan 2000
                    (incorporated by reference to Exhibit 10.6 to Old Westport's
                    Registration Statement on Form S-1 (Registration No.
                    333-40422), filed with the SEC on June 29, 2000).
   10.5       --    Employment Agreement, effective as of April 1, 2002, between
                    Westport and Donald D. Wolf (incorporated by reference to
                    Exhibit 10.1 to Westport's Quarterly Report on Form 10-Q for
                    the quarter ended March 31, 2002, filed with the SEC on May
                    13, 2002).
   10.6       --    Employment Agreement, effective as of April 1, 2002, between
                    Westport and Barth E. Whitham (incorporated by reference to
                    Exhibit 10.2 to Westport's Quarterly Report on Form 10-Q for
                    the quarter ended March 31, 2002, filed with the SEC on May
                    13, 2002).

EXHIBIT NO.                             EXHIBIT DESCRIPTION
-----------                             -------------------
   10.7       --    Form of Indemnification Agreement between Westport and its officers and directors (incorporated by reference to Exhibit
                    10.1 to Westport's Quarterly Report on Form 10-Q for the
                    quarter ended June 30, 2002, filed with the SEC on August
                    14, 2002).
   10.8       --    Belco Oil & Gas Corp. 1996 Nonemployee Directors' Stock
                    Option Plan (incorporated by reference to Exhibit 10.1 of
                    Belco's Registration Statement on Form S-1 (Registration No.
                    333-1034), filed with the SEC on February 6, 1996).
   10.9       --    First Amendment to Belco Oil & Gas Corp. 1996 Nonemployee
                    Directors' Stock Option Plan (incorporated by reference to
                    Exhibit 10.1 of Belco's Quarterly Report on Form 10-Q for
                    the quarter ended June 30, 1999, filed with the SEC on
                    August 13, 1999).
   10.10      --    Belco Oil & Gas Corp. 1996 Stock Incentive Plan
                    (incorporated by reference to Exhibit 10.2 of Belco's
                    Registration Statement on Form S-1 (Registration No.
                    333-1034), filed with the SEC on February 6, 1996).
   10.11      --    First Amendment to Belco Oil & Gas Corp. 1996 Stock
                    Incentive Plan (incorporated by reference to Exhibit 10.2 of
                    Belco's Quarterly Report on Form 10-Q for the quarter ended
                    June 30, 2000, filed with the SEC on August 14, 2000).
   10.12      --    Form of Indemnification Agreement between Belco and its
                    officers and directors (incorporated by reference to Exhibit
                    10.6 of Belco's Registration Statement on Form S-1
                    (Registration No. 333-1034), filed with the SEC on February
                    6, 1996).
   10.13      --    Belco Oil & Gas Corp. Retention and Severance Benefit Plan
                    dated June 8, 2001 (incorporated by reference to Exhibit
                    10.18 to Belco's Registration Statement on Form S-4/A
                    (Registration No. 333-64320), filed with the SEC on July 24,
                    2001).
   10.14      --    Amended and Restated Well Participation Letter Agreement
                    dated as of December 31, 1992 between Chesapeake Operating,
                    Inc. and Belco, as amended by (i) Letter Agreement dated
                    April 14, 1983, (ii) Amendment dated December 31, 1993, and
                    (iii) Third Amendment dated December 30, 1994 (incorporated by reference to Exhibit 10.7 of Belco's Registration
                    Statement on Form S-1 (Registration No. 333-1034), filed
                    with the SEC on February 6, 1996).
   10.15      --    Sale Agreement (Independence) dated as of June 10, 1994
                    between Chesapeake Operating, Inc. and Belco (incorporated by reference to Exhibit 10.10 of Belco's Registration
                    Statement on Form S-1 (Registration No. 333-1034), filed
                    with the SEC on February 6, 1996).
   10.16      --    Sale and Area of Mutual Interest Agreement (Greater
                    Giddings) dated as of December 30, 1994 between Chesapeake
                    Operating, Inc. and Belco (incorporated by reference to
                    Exhibit 10.12 of Belco's Registration Statement on Form S-1
                    (Registration No. 333-1034), filed with the SEC on February
                    6, 1996).
   10.17      --    Golden Trend Area of Mutual Interest Agreement dated as of
                    December 17, 1992 between Chesapeake Operating, Inc. and
                    Belco (incorporated by reference to Exhibit 10.13 of Belco's
                    Registration Statement on Form S-1 (Registration No.
                    333-1034), filed with the SEC on February 6, 1996).
   10.18      --    Form of Participation Agreement for Belco Oil & Gas Corp.
                    1992 Moxa Arch Drilling Program (incorporated by reference to Exhibit 10.15 of Belco's Registration Statement on Form
                    S-1 (Registration No. 333-1034), filed with the SEC on
                    February 6, 1996).
   10.19      --    Form of Offset Participation Agreement to the Moxa Arch 1992
                    Offset Drilling Program (incorporated by reference to
                    Exhibit 10.16 of Belco's Registration Statement on Form S-1
                    (Registration No. 333-1034), filed with the SEC on February
                    6, 1996).
   10.20      --    Form of Participation Agreement for Belco Oil & Gas Corp.
                    1993 Moxa Arch Drilling Program (incorporated by reference to Exhibit 10.17 of Belco's Registration Statement on Form
                    S-1 (Registration No. 333-1034), filed with the SEC on
                    February 6, 1996).
   10.21      --    Change in Control Severance Protection Agreement, dated as of December 1, 2001, between Westport and Grant W. Henderson
                    (incorporated by reference to Exhibit 10.24 to Westport's
                    Registration Statement on Form S-4 (Registration No.
                    333-77060), filed with the SEC on January 18, 2002).
   10.22      --    Change in Control Severance Protection Agreement, dated as of December 1, 2001, between Westport and Lon McCain
                    (incorporated by reference to Exhibit 10.25 to Westport's
                    Registration Statement on Form S-4 (Registration No.
                    333-77060), filed with the SEC on January 18, 2002).
   10.23      --    Change in Control Severance Protection Agreement, dated as of December 1, 2001, between Westport and Kenneth D.
                    Anderson (incorporated by reference to Exhibit 10.26 to
                    Westport's Registration Statement on Form S-4 (Registration
                    No. 333-77060), filed with the SEC on January 18, 2002).

EXHIBIT NO.                             EXHIBIT DESCRIPTION
-----------                             -------------------
   10.24      --    Change in Control Severance Protection Agreement, dated as of December 1, 2001, between Westport and Lynn S. Belcher
                    (incorporated by reference to Exhibit 10.27 to Westport's
                    Registration Statement on Form S-4 (Registration No.
                    333-77060), filed with the SEC on January 18, 2002).
   10.25      --    Change in Control Severance Protection Agreement, dated as of December 1, 2001, between Westport and Brian K. Bess
                    (incorporated by reference to Exhibit 10.28 to Westport's
                    Registration Statement on Form S-4 (Registration No.
                    333-77060), filed with the SEC on January 18, 2002).
   10.26      --    Change in Control Severance Protection Agreement, dated as of December 1, 2001, between Westport and Howard L. Boigon
                    (incorporated by reference to Exhibit 10.29 to Westport's
                    Registration Statement on Form S-4 (Registration No.
                    333-77060), filed with the SEC on January 18, 2002).
   10.27      --    Change in Control Severance Protection Agreement, dated as of December 1, 2001, between Westport and Robert R. McBride,
                    Jr. (incorporated by reference to Exhibit 10.30 to
                    Westport's Registration Statement on Form S-4 (Registration
                    No. 333-77060), filed with the SEC on January 18, 2002).
  *10.28      --    Change in Control Severance Protection Agreement, dated as of February 1, 2003, between Westport and Carter Mathies.
   21         --    List of Subsidiaries of Westport (incorporated by reference to Exhibit 21 Westport's Registration Statement on Form S-4
                    (Registration No. 333-102705), filed with the SEC on January
                    24, 2003).
  *23.1       --    Consent of Independent Public Accountants, KPMG, LLP.
  *23.2       --    Consent of Ryder Scott Company.
  *23.3       --    Consent of Netherland, Sewell & Associates, Inc.
  *24.1       --    Power of Attorney (included on the signature page of this
                    Annual Report on Form 10-K).
  *99.1       --    Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
                    Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002,
                    of Chief Executive Officer of Westport.
  *99.2       --    Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
                    Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002,
                    of Chief Financial Officer of Westport.