Form 10-Q
period 2003-06-30
WESTPORT RESOURCES CORP /NV/
filed 2003-08-14
CIK 889005

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

or

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes ☑          No ☐

      67,246,667 shares of the issuer’s common stock, par value $0.01 per share, were outstanding as of August 1, 2003.

WESTPORT RESOURCES CORPORATION

i

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

WESTPORT RESOURCES CORPORATION

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2003	2002

	(Unaudited)

	(In thousands,
	except share data)
ASSETS
Current Assets:
Cash and cash equivalents	$65,865	$42,761
Accounts receivable, net	81,520	73,549
Derivative assets	8,401	14,861
Prepaid expenses	14,771	13,358

Total current assets	170,557	144,529

Property and equipment, at cost:
Oil and natural gas properties, successful efforts method:
Proved properties	2,269,540	2,138,471
Unproved properties	94,944	104,430

	2,364,484	2,242,901
Less accumulated depletion, depreciation and amortization	(592,905)	(481,396)

Net oil and gas properties	1,771,579	1,761,505

Field services assets	39,198	39,185
Less accumulated depreciation	(560)	—

Net field services assets	38,638	39,185

Building and other office furniture and equipment	10,274	9,686
Less accumulated depreciation	(4,246)	(3,933)

Net building and other office furniture and equipment	6,028	5,753

Other assets:
Long-term derivative assets	17,792	14,824
Goodwill	244,647	246,712
Other assets	19,697	21,033

Total other assets	282,136	282,569

Total assets	$2,268,938	$2,233,541

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities Accounts payable	$48,572	$51,158
Accrued expenses	41,484	39,209
Ad valorem taxes payable	15,217	8,988
Derivative liabilities	98,173	56,156
Income taxes payable	83	86
Current asset retirement obligation	7,960	—

Total current liabilities	211,489	155,597
Long-term debt	731,879	799,358
Deferred income taxes	114,672	124,530
Long term derivative liabilities	42,632	21,305
Long term asset retirement obligation	50,143	745

Total liabilities	1,150,815	1,101,535

Stockholders’ equity:
6 1/2% convertible preferred stock, $.01 par value; 10,000,000 shares authorized; 2,930,000 issued and outstanding at June 30, 2003 and December 31, 2002, respectively	29	29
Common stock, $0.01 par value; 100,000,000 authorized; 67,237,667 and 66,823,830 shares issued and outstanding at June 30, 2003 and December 31, 2002, respectively	672	668
Additional paid-in capital	1,156,031	1,150,345
Treasury stock-at cost; 35,681 and 33,617 shares at June 30, 2003 and December 31, 2002, respectively	(512)	(469)
Retained earnings	32,469	2
Accumulated other comprehensive income
Deferred hedge loss, net	(70,405)	(18,408)
Cumulative translation adjustment	(161)	(161)

Total stockholders’ equity	1,118,123	1,132,006

Total liabilities and stockholders’ equity	$2,268,938	$2,233,541

The accompanying notes are an integral part of these consolidated financial statements.

WESTPORT RESOURCES CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three
	Months Ended		For the Six Months
	June 30,		Ended June 30,

	2003	2002	2003	2002

	(In thousands, except per share amounts)
	(Unaudited)
Operating revenues:
Oil and natural gas sales	$195,584	$113,007	$414,003	$190,019
Hedge settlements	(23,439)	(577)	(63,885)	3,358
Gathering income	783	—	1,992	—
Commodity price risk management activities:
Non-hedge settlements	723	(262)	723	822
Non-hedge change in fair value of derivatives	902	1,031	3,222	(8,222)
Gain (loss) on sale of operating assets, net	6,074	(1,868)	6,466	(1,868)

Net revenues	180,627	111,331	362,521	184,109

Operating costs and expenses:
Lease operating expenses	26,032	24,229	52,368	43,904
Production taxes	11,364	5,771	24,422	11,636
Transportation costs	3,354	1,951	7,378	4,603
Gathering expenses	552	—	1,648	—
Exploration	13,624	7,700	25,671	18,042
Depletion, depreciation and amortization	67,036	51,791	128,101	99,380
Impairment of proved properties	977	—	977	—
Impairment of unproved properties	11,693	5,331	15,173	6,290
Stock compensation expense, net	2,153	(1,787)	2,150	94
General and administrative	7,543	5,495	14,771	11,429

Total operating expenses	144,328	100,481	272,659	195,378

Operating income (loss)	36,299	10,850	89,862	(11,269)
Other income (expense):
Interest expense	(13,058)	(7,978)	(29,400)	(16,349)
Interest income	180	121	381	201
Change in fair value of interest rate swap	—	—	—	226
Loss on debt retirement	(920)	—	(920)	—
Other	188	803	333	321

Income (loss) before income taxes	22,689	3,796	60,256	(26,870)

Benefit (provision) for income taxes:
Current	—	—	—	—
Deferred	(8,281)	(1,386)	(21,993)	9,807

Total benefit (provision) for income taxes	(8,281)	(1,386)	(21,993)	9,807

Net income (loss) before cumulative effect of change in accounting principle	14,408	2,410	38,263	(17,063)
Cumulative effect of change in accounting principle (net of tax effect of $1,962)	—	—	(3,414)	—

Net income (loss)	14,408	2,410	34,849	(17,063)
Preferred stock dividends	(1,191)	(1,191)	(2,382)	(2,381)

Net income (loss) available to common stockholders	$13,217	$1,219	$32,467	$(19,444)

Weighted average number of common shares outstanding:
Basic	67,052	52,128	66,935	52,104

Diluted	67,942	52,760	67,787	52,104

Net income (loss) per common share:
Basic:
Net income (loss) before cumulative effect of change in accounting principle	$.20	$.02	$.54	$(.37)
Cumulative effect of change in accounting principle	—	—	(.05)	—

Net income (loss) available to common stockholders	$.20	$.02	$.49	$(.37)

Diluted:
Net income (loss) before cumulative effect of change in accounting principle	$.19	$.02	$.53	$(.37)
Cumulative effect of change in accounting principle	—	—	(.05)	—

Net income (loss) available to common stockholders	$.19	$.02	$.48	$(.37)

The accompanying notes are an integral part of these consolidated financial statements.

WESTPORT RESOURCES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months
	Ended June 30,

	2003	2002

	(In thousands)
	(Unaudited)
Cash flows from operating activities:
Net income (loss)	$34,849	$(17,063)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depletion, depreciation and amortization	128,101	99,380
Exploratory dry hole costs	14,928	9,795
Impairment of proved properties	977	—
Impairment of unproved properties	15,173	6,290
Deferred income taxes	21,993	(9,807)
Director retainers settled for stock	11	20
Stock compensation expense	2,150	94
Change in fair value of derivatives	3,514	7,996
Amortization of derivative liabilities	(9,625)	(5,018)
Amortization of deferred financing fees	548	540
Gain on sale of operating assets, net	(6,466)	1,868
Cumulative change in accounting principle, net of tax	3,414	—
Changes in assets and liabilities, net of effects of acquisitions:
Decrease (increase) in accounts receivable	(15,423)	5,023
Increase in prepaid expenses	(1,039)	(2,992)
Decrease in accounts payable	(2,511)	(17,889)
Increase in ad valorem taxes payable	6,228	502
Decrease in income taxes payable	(3)	(44)
Increase in accrued expenses	59	2,582
Decrease in other liabilities	(462)	(446)

Net cash provided by operating activities	196,416	80,831

Cash flows from investing activities:
Additions to property and equipment	(115,626)	(71,769)
Proceeds from sales of assets	13,281	7,790
Acquisitions of oil and gas properties and purchase price adjustments	3,557	(42,303)
Other	—	(52)

Net cash used in investing activities	(98,788)	(106,334)

Cash flows from financing activities:
Proceeds from issuance of common stock	3,530	1,071
Proceeds from issuance of long-term debt	151,875	55,000
Repayment of long term debt	(226,311)	—
Preferred stock dividends paid	(2,381)	(2,381)
Repurchase of common stock	(43)	(61)
Loss on retirement of debt		(920)
Financing fees	(274)	(271)

Net cash provided by (used in) financing activities	(74,524)	53,358

Net increase in cash and cash equivalents	23,104	27,855
Cash and cash equivalents, beginning of period	42,761	27,584

Cash and cash equivalents, end of period	$65,865	$55,439

Supplemental cash flow information:
Cash paid for interest	$33,182	$17,664

Cash paid for income taxes	$3	$44

The accompanying notes are an integral part of these consolidated financial statements.

WESTPORT RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Nature of Business

      On August 21, 2001, the stockholders of each of Westport Resources Corporation, a Delaware corporation (“Old Westport”), and Belco Oil & Gas Corp., a Nevada corporation (“Belco”), approved the Agreement and Plan of Merger dated as of June 8, 2001 (the “Merger Agreement”), between Belco and Old Westport. Pursuant to the Merger Agreement, Old Westport was merged with and into Belco (the “Merger”), with Belco surviving as the legal entity and changing its name to Westport Resources Corporation (the “Company” or “Westport”). The merger of Old Westport into Belco was accounted for as a purchase transaction for financial accounting purposes. Because former Old Westport stockholders owned a majority of the outstanding Westport common stock immediately after the Merger, the Merger was accounted for as a reverse acquisition in which Old Westport is the purchaser of Belco. Westport began consolidating the results of Belco with its results as of August 21, 2001, closing date. Business activities of the Company include oil and natural gas exploitation, acquisition and exploration activities, primarily in the Rocky Mountains, the Gulf Coast, the West Texas/Mid-Continent area and the Gulf of Mexico.

2.	Unaudited Consolidated Financial Statements

      In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring items) necessary to present fairly the financial position of the Company as of June 30, 2003 and the results of its operations and cash flows for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to the Securities and Exchange Commission’s rules and regulations. Certain amounts reported in the prior year consolidated financial statements have been reclassified to correspond to the current year presentation. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. Management believes the disclosures made are adequate to ensure that the information is not misleading, and suggests that these financial statements be read in conjunction with the Company’s December 31, 2002 audited financial statements set forth in the Company’s Form 10-K.

3.	Debt

      Long-term debt consisted of:

	June 30,	December 31,
	2003	2002

	(in thousands)
8 1/4% Senior Subordinated Notes Due 2011	$731,879 (1)	$591,771	(2)
8 7/8% Senior Subordinated Notes due 2007	—	127,587	(3)
Revolving Credit Facility due on December 16, 2006	—	80,000

		799,358
Less current portion	—	—

	$731,879	$799,358

(1)	The balance of the 8 1/4% Senior Subordinated Notes Due 2011 as of June 30, 2003 reflects the aggregate face amount of $700 million plus $15.1 million related to the premium recorded in connection with the issuance of 8 1/4% Senior Subordinated Notes Due 2011 on December 17, 2002 and April 3, 2003 (see 8 1/4% Senior Subordinated Notes Due 2011 below) and an increase of $16.8 million related to fair market value adjustments recorded as a result of the Company’s interest rate swaps accounted for as fair value hedges. See Interest Rate Swaps — Hedges below.

WESTPORT RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(2)	The balance of the 8 1/4% Senior Subordinated Notes Due 2011 as of December 31, 2002 reflects an increase of $8.9 million related to the premium recorded in connection with the issuance of 8 1/4% Senior Subordinated Notes Due 2011 on December 17, 2002 (see 8 1/4% Senior Subordinated Notes Due 2011 below) and an increase of $7.9 million related to fair market value adjustments recorded as a result of the Company’s interest rate swaps accounted for as fair value hedges. The face amount of the notes at December 31, 2002 was $575.0 million. See Interest Rate Swaps — Hedges below.

(3)	There was no balance outstanding with respect to the 8 7/8% Senior Subordinated Notes due 2007 as of June 30, 2003, since all of these notes were redeemed on May 5, 2003. The balance of the 8 7/8% Senior Subordinated Notes due 2007 as of December 31, 2002 reflects increases of $3.5 million related to the gain on the cancellation of the fair market value hedge, which is amortized over the life of the notes. The face amount of the 8 7/8% Senior Subordinated Notes due 2007 at December 31, 2002 was $122.7 million. See 8 7/8% Senior Subordinated Notes due 2007 below.

Revolving Credit Facility

      On December 17, 2002, the Company entered into a new credit facility (“the Revolving Credit Facility”) with JPMorgan Chase Bank, Credit Suisse First Boston Corporation and certain other lenders party thereto to replace the Company’s previous revolving credit facility. The Revolving Credit Facility provides for a maximum committed amount of $600 million and an initial borrowing base of approximately $470 million. The facility matures on December 16, 2006. In the past, the Company made borrowings under the Revolving Credit Facility to refinance its outstanding indebtedness under the previous revolving credit facility and to pay general corporate expenses.

      Advances under the Revolving Credit Facility are in the form of either an ABR loan or a Eurodollar loan. The interest on an ABR loan is a fluctuating rate based upon the highest of:

•	the rate of interest announced by JP Morgan Chase Bank, as its prime rate;

•	the secondary market rate for three month certificates of deposits plus 1%; or

•	the Federal funds effective rate plus 0.5%

      in each case plus a margin of 0% to 0.625% based upon the ratio of total debt to EBITDAX, as defined below, and the ratings of the Company’s senior unsecured debt as issued by Standard and Poor’s Rating Group and Moody’s Investor Services, Inc. EBITDAX is a financial measure calculated on the basis of methodologies other than Generally Accepted Accounting Principles (“GAAP”). For purposes of the Revolving Credit Facility, EBITDAX is defined to mean net income of the Company and its restricted subsidiaries determined on a consolidated basis in accordance with GAAP, plus (a) to the extent deducted from revenues in determining consolidated net income, (i) the aggregate amount of consolidated interest expense, (ii) the aggregate amount of letter of credit fees paid, (iii) the aggregate amount of income tax expense and (iv) all amounts attributable to depreciation, depletion, exploration, amortization and other non-cash charges and expenses, minus (b) to the extent included in revenues in determining consolidated net income, all non-cash extraordinary income, in each case determined on a consolidated basis in accordance with GAAP and without duplication of amounts.

      The interest on a Eurodollar loan is a fluctuating rate based upon the rate at which Eurodollar deposits in the London interbank market are quoted plus a margin of 1.000% to 1.875% based upon the ratio of total debt to EBITDAX and the ratings of the Company’s senior unsecured debt as issued by Standard and Poor’s Rating Group and Moody’s Investor Service, Inc.

      The Revolving Credit Facility contains various covenants and default provisions applicable to the Company and its restricted subsidiaries, including two financial covenants that require the Company to maintain a current ratio of not less than 1.0 to 1.0 and a ratio of EBITDAX to consolidated interest

WESTPORT RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

expense for the preceding four consecutive fiscal quarters of not less than 3.0 to 1.0. Commitment fees under the Revolving Credit Facility range from 0.25% to 0.5% on the average daily amount of the available unused borrowing capacity based on the rating of the Company’s senior unsecured debt as issued by Standard and Poor’s Rating Group and Moody’s Investor Service, Inc.

      Under the terms of the Revolving Credit Facility the Company must meet certain tests before it is able to declare or pay any dividend on (other than dividends payable solely in equity interests of the Company other than disqualified stock), or make any payment of, or set apart assets for a sinking or other analogous fund for the purchase, redemption, defeasance, retirement or other acquisition of, any shares of any class of equity interests of the Company or any of its restricted subsidiaries, whether now or hereafter outstanding, or make any other distribution in respect thereof, either directly or indirectly, whether in cash or property or in obligations of the Company or any restricted subsidiary. Other covenants include restrictions on incurring additional indebtedness, liens, and guarantee obligations; limitations on fundamental changes and sales of assets; restrictions on making certain investments, loans or advances; limitations on optional redemption of subordinated indebtedness; restrictions on transacting with affiliates, changing lines of business and entering into certain hedging agreements; and limitations on sale and leasebacks and use of proceeds.

      As of June 30, 2003, the Company had no outstanding indebtedness and letters of credit of approximately $104.5 million outstanding under the Revolving Credit Facility. Available unused borrowing capacity was approximately $365.5 million. The letters of credit were issued primarily in connection with the margin requirements of the Company’s oil and natural gas derivative contracts. The Revolving Credit Facility currently limits the outstanding letters of credit to $200 million.

8 1/4% Senior Subordinated Notes due 2011

      On April 3, 2003, the Company issued $125 million in additional principal amount of the 8 1/4% Senior Subordinated Notes Due 2011 pursuant to Rule 144A and Regulation S under the Securities Act of 1933 (the “Securities Act”) at a price of 106% of the principal amount, with accrued interest from November 1, 2002. The 2003 notes were issued as additional debt securities under the indenture pursuant to which, on November 5, 2001, the Company issued $275 million of 8 1/4% Senior Subordinated Notes Due 2011 and on December 17, 2002, the Company issued $300 million of 8 1/4% Senior Subordinated Notes Due 2011. All of the 2001 and 2002 notes were subsequently exchanged on March 14, 2002 and March 12, 2003, respectively, for equal principal amounts of notes having substantially identical terms and registered under the Securities Act. The proceeds from the 2003 notes were used to fund the redemption of the Company’s 8 7/8% Senior Subordinated Notes due 2007 (described below) on May 5, 2003 and to reduce the indebtedness under the Revolving Credit Facility. We have agreed to file an exchange offer registration statement, or under certain circumstances, a shelf registration statement, pursuant to a registration rights agreement relating to the 2003 notes. On June 4, 2003, the Company filed the exchange offer registration statement relating to the 2003 notes. In the event the Company fails, among other things, to effect the registration statement or consummate the exchange offer relating to the 2003 notes on a timely basis, the Company will pay additional interest on such notes.

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

WESTPORT RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The indenture governing the 8 1/4% Senior Subordinated Notes Due 2011 limits the activity of the Company and its restricted subsidiaries. The provisions of such indenture limit the ability of the Company and its restricted subsidiaries to incur additional indebtedness; pay dividends on capital stock or redeem, repurchase or retire such capital stock or subordinated indebtedness; make investments; incur liens; create any consensual limitation on the ability of the Company’s restricted subsidiaries to pay dividends, make loans or transfer property to the Company; engage in transactions with the Company’s affiliates; sell assets, including capital stock of the Company’s subsidiaries; and consolidate, merge or transfer assets. During any period that these notes have investment grade ratings from both Moody’s Investors Service, Inc. and Standard and Poor’s Ratings Group and no default has occurred and is continuing, the foregoing covenants will cease to be in effect with the exception of covenants that contain limitations on liens and on, among other things, certain consolidations, mergers and transfers of assets. The 8 1/4% Senior Subordinated Notes Due 2011 do not currently qualify as investment grade.

8 7/8% Senior Subordinated Notes due 2007

      In connection with the Merger, the Company assumed $147 million face amount, $149 million fair value, of Belco’s 8 7/8% Senior Subordinated Notes due 2007. On November 1, 2001, approximately $24.3 million face amount of these notes was tendered to the Company pursuant to the change of control provisions of the related indenture. The tender price was equal to 101% of the principal amount of each note plus accrued and unpaid interest as of October 29, 2001. Including the premium and accrued interest, the total amount paid to repay the tendered notes was $24.8 million. The Company used borrowings under its previous revolving credit facility to fund the repayment. No gain or loss was recorded in connection with the redemption as the fair value of the 8 7/8% Senior Subordinated Notes recorded in connection with the Merger equaled the redemption cost. On May 5, 2003, the Company redeemed the remaining outstanding 8 7/8% Senior Subordinated Notes due 2007 in the aggregate principal amount of approximately $123 million. Including the premium and accrued interest, the total amount paid to redeem these notes was $129.7 million. The redemption was funded with the proceeds from the offering of $125 million aggregate principal amount of the Company’s 8 1/4% Senior Subordinated Notes Due 2011, issued on April 3, 2003. The remaining proceeds were used to reduce indebtedness under the Revolving Credit Facility. The Company recorded a $0.9 million loss in connection with the redemption of the 8 7/8% Senior Subordinated Notes due 2007.

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

      The interest rate swaps are fixed for floating swaps in that the Company receives the fixed rate of 8.25% and pays the floating rate. The floating rate is redetermined every six months based on the London

WESTPORT RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Interbank Offered Rate (“LIBOR”) in effect at the contractual reset date. When LIBOR plus the applicable margin shown above is less than 8.25%, the Company receives a payment from the counterparty equal to the difference in rate times the notional amount. When LIBOR plus the applicable margin shown above is greater than 8.25%, the Company pays the counterparty the difference in rate times the notional amount. As of June 30, 2003, the Company recorded a derivative asset of $16.8 million related to the interest rate swap designated as a fair value hedge, with a corresponding debt increase. Based on the fair value of the interest rate swaps at June 30, 2003, the Company could expect to receive cash flows of approximately $2 million per year.

      In September 2002, the Company terminated an interest rate swap on the 8 7/8% Senior Subordinated Notes due 2007 resulting in the receipt of a $3.7 million fair value gain, which was added to the outstanding balance of the notes and was amortized until May 5, 2003, the date of redemption of all of the Company’s outstanding 8 7/8% Senior Subordinated Notes due 2007. See 8 7/8% Senior Subordinated Notes due 2007 discussed above.

4.	Commodity Derivative Instruments and Hedging Activities

      The Company periodically enters into commodity price risk management (“CPRM”) transactions to manage its exposure to oil and gas price volatility. The Company typically hedges between 20% and 40% of its expected production, one to two years into the future. Currently, the Company has approximately 60-70% of expected production hedged in 2003 to protect cash flow and return expectations on the significant assets acquired by the Company in late 2002. CPRM transactions may take the form of futures contracts, swaps or options. All CPRM data is presented in accordance with the requirements of SFAS No. 133 which the Company adopted on January 1, 2001. Accordingly, unrealized gains and losses related to the change in fair market value of derivative contracts which qualify and are designated as cash flow hedges are recorded as other comprehensive income or loss and such amounts are reclassified to oil and gas sales revenues as the associated production occurs. Derivative contracts that do not qualify for hedge accounting treatment are recorded as derivative assets and liabilities at market value in the consolidated balance sheet, and the associated unrealized gains and losses are recorded as current income or expense in the consolidated statement of operations. While such derivative contracts do not qualify for hedge accounting, management believes these contracts can be utilized as an effective component of CPRM activities.

      For the six months ended June 30, 2003 and 2002, the Company reclassified approximately $63.9 million of hedging losses and $3.4 million of hedging gains, respectively, out of accumulated other comprehensive income into oil and gas sales revenues. The hedging losses and gains reclassified to revenues include cash losses of $66.1 million and $1.3 million for the six months ended June 30, 2003 and 2002, respectively.

      The Company recorded non-hedge CPRM settlement gains of $0.7 million and $0.8 million for the six months ended June 30, 2003 and 2002, respectively. The Company also recorded unrealized change in fair value of non-hedge derivatives of $3.2 million, which included $4.2 million ineffectiveness loss, and ($8.2) million with $0.2 million ineffectiveness loss for the six months ended June 30, 2003 and 2002, respectively. The non-hedge CPRM settlements include cash losses of $2.6 million and $0.2 million for the six months ended June 30, 2003 and 2002, respectively.

      As of June 30, 2003, the Company had the following CPRM transactions in place covering hedge and non-hedge positions:

•	2.4 Mmbbls of oil and 37.5 Bcf of natural gas subject to CPRM contracts for the remainder of 2003. Of these contracts, all of the oil and 32.0 Bcf of the natural gas contracts are subject to weighted average NYMEX floor prices of $23.20 per barrel and $3.78 per Mmbtu and weighted

WESTPORT RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

average NYMEX ceiling prices of $25.29 per barrel and $4.20 per Mmbtu, respectively, excluding the effect, if any, of the three-way floor price. Of the remaining 2003 natural gas CPRM contract settlements, 3.7 Bcf are calculated based on the Northwest Pipeline Rocky Mountain Index (“NWPRM”) at weighted average NWPRM floor and ceiling prices of $3.00 and $3.29, respectively, and 1.8 Bcf are calculated based on the Colorado Interstate Gas Index (“CIG”) at a weighted average swap price of $3.59. In addition, included in the 32.0 Bcf of natural gas contracts are basis swaps covering 6.7 Bcf of natural gas for 2003 that lock in the pricing differential between NYMEX and NWPRM at a weighted average price differential of $0.67 per Mmbtu, 1.8 Bcf of natural gas for 2003 that lock in the pricing differential between NYMEX and CIG at a weighted average price differential of $0.95 per Mmbtu and 4.9 Bcf of natural gas for 2003 that lock in the pricing differential between CIG and NWPRM at a weighted average price differential of $0.42 per Mmbtu.

•	2.9 Mmbbls of oil and 53.0 Bcf of natural gas subject to CPRM contracts for 2004. Of these contracts, all of the oil and 42.0 Bcf of the natural gas contracts are subject to weighted average floor prices of $24.13 per barrel and $3.94 per Mmbtu and weighted average NYMEX ceiling prices of $25.29 per barrel and $4.14 per Mmbtu, respectively, excluding the effect, if any, of the three-way floor price. The remaining 2004 natural gas CPRM contract settlements are calculated based on the NWPRM Index with a weighted average swap price of $3.33 per Mmbtu. In addition, included in the 42.0 Bcf of natural gas contracts are basis swaps covering 3.7 Bcf of natural gas for 2004 that lock in the pricing differential between NYMEX and NWPRM at a weighted average price differential of $0.66 per Mmbtu and 1.8 Bcf of natural gas for 2004 that lock in the pricing differential between NYMEX and CIG at a weighted average price differential of $0.81.

•	20.1 Bcf of natural gas subject to CPRM contracts for 2005 with a weighted average NYMEX floor price of $4.29 and weighted average NYMEX ceiling price of $4.48 per Mmbtu. Included in the 20.1 Bcf of natural gas contracts are basis swaps covering 3.7 Bcf of natural gas for 2005 that lock in the pricing differential between NYMEX and NWPRM at a weighted average price differential of $0.78 Mmbtu.

      The tables below provide details about the volumes and prices of all open CPRM hedge and non-hedge commitments as of June 30, 2003:

	2003	2004	2005

Hedges
Gas
NYMEX Price Swaps Sold — receive fixed price (thousand Mmbtu)(1)	16,196	21,960	16,425
Average price, per Mmbtu	$4.01	$4.11	$4.35
NWPRM Price Swaps Sold — receive fixed price (thousand Mmbtu)(2)	—	10,980	—
Average price, per Mmbtu	$—	$3.33	$—
CIG Price Swaps Sold — receive fixed price, per Mmbtu(3)	1,840	—	—
Average price, per Mmbtu	$3.59	$—	$—
NYMEX Collars Sold (thousand Mmbtu)(4)	11,740	16,380	3,650
Average floor price, per Mmbtu	$3.61	$3.70	$4.00
Average ceiling price, per Mmbtu	$4.29	$4.00	$5.07

WESTPORT RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2003	2004	2005

NWPRM Collars Sold (thousand Mmbtu)(5)	3,680	—	—
Average ceiling price, per Mmbtu	$3.29	$—	$—
NYMEX Three-way Collars (thousand Mmbtu)(4),(6)	4,048	3,660	—
Average floor price, per Mmbtu	$3.39	$4.00	$—
Average ceiling price, per Mmbtu	$4.73	$5.00	$—
Three-way average floor price, per Mmbtu	$2.22	$3.15	$—
Basis Swaps versus NYMEX(7) NWPRM (thousand Mmbtu)	6,748	3,660	3,650
Average differential price, per Mmbtu	$0.67	$0.66	$0.78
CIG (thousand Mmbtu)	1,840	1,830	—
Average differential price, per Mmbtu	$0.95	$0.81	$—
Oil
NYMEX Price Swaps Sold — receive fixed price (Mbbls)(1)	304	1,830	—
Average price, per bbl	$21.39	$24.31	$—
NYMEX Collars Sold (Mbbls)(4)	990	—	—
Average floor price, per bbl	$24.45	$—	$—
Average ceiling price, per bbl	$26.45	$—	$—
NYMEX Three-way Collars (Mbbls)(4)(6)	1,002	1,098	—
Average floor price, per bbl	$23.17	$23.83	$—
Average ceiling price, per bbl	$26.30	$26.92	$—
Three-way average floor price, per bbl	$18.90	$19.00	$—
Non-Hedges
Gas
Basis Swaps, Index versus Index(8)
NWPRM versus CIG (thousand Mmbtu)	4,920	—	—
Average differential price, per Mmbtu	$0.42	$—	$—
Oil
NYMEX Price Swaps Sold, receive fixed price (Mbbls)(1)	150	—	—
Average price, per bbl	$18.86	$—	$—
Estimated fair value of oil and gas derivatives as of June 30, 2003 (in thousands)	$(89,772)	$(15,521)	$(9,319)

(1)	For any particular NYMEX swap sold transaction, the counterparty is required to make a payment to Westport in the event that the NYMEX Reference Price for any settlement period is less than the swap price for such hedge, and Westport is required to make a payment to the counterparty in the event that the NYMEX Reference Price for any settlement period is greater than the swap price for such hedge.

(2)	For any particular NWPRM swap sold transaction, the counterparty is required to make a payment to Westport in the event that the NWPRM Index Price for any settlement period is less than the swap price for such hedge, and Westport is required to make a payment to the counterparty in the event

WESTPORT RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

that the NWPRM Index Price for any settlement period is greater than the swap price for such hedge.

(3)	For any particular CIG swap sold transaction, the counterparty is required to make a payment to Westport in the event that the CIG Index Price for any settlement period is less than the swap price for such hedge, and Westport is required to make a payment to the counterparty in the event that the CIG Index Price for any settlement period is greater than the swap price for such hedge.

(4)	For any particular NYMEX collar transaction, the counterparty is required to make a payment to Westport if the average NYMEX Reference Price for the reference period is below the floor price for such transaction, and Westport is required to make payment to the counterparty if the average NYMEX Reference Price is above the ceiling price of such transaction.

(5)	For any particular NWPRM collar transaction, the counterparty is required to make a payment to Westport if the average NWPRM Index Price for the reference period is below the floor price for such transaction, and Westport is required to make payment to the counterparty if the average NWPRM Index Price is above the ceiling price of such transaction.

(6)	Three way collars are settled as described in footnote (4) above, with the following exception: if the NYMEX Reference Price falls below the three-way floor price, the average floor price is reduced by the amount the NYMEX Reference Price is below the three-way floor price. For example, if the NYMEX Reference Price is $18.00 per bbl during the term of the 2003 three-way collars, then the effective average floor price would be $22.27 per bbl.

(7)	For any particular basis swap versus NYMEX, the counterparty is required to make a payment to Westport in the event that the difference between the NYMEX Reference Price and the applicable published index (NWPRM or CIG) for any settlement period is greater than the swap differential price for such hedge, and Westport is required to make a payment to the counterparty in the event that the difference between the NYMEX Reference Price and the applicable published index (NWPRM or CIG) for any settlement period is less than the swap differential price for such hedge.

(8)	These basis swaps are based on the difference between CIG and NWPRM indices. The counterparty is required to make a payment to Westport in the event that CIG plus the swap differential price exceeds NWPRM for any settlement period, and Westport is required to make a payment to the counterparty in the event that the CIG price plus the swap differential price is less than NWPRM for any settlement period.

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

WESTPORT RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following sets forth the calculation of basic and diluted earnings per share:

	For the Six Months
	Ended June 30,

	2003	2002

	(In thousands, except
	per share amounts)
Net income (loss) per share:
Net income (loss) before cumulative effect of change in accounting principle	$38,263	$(17,063)
Cumulative change in accounting principle	(3,414)	—

Net income (loss)	34,849	(17,063)
Preferred stock dividends	(2,382)	(2,381)

Net income (loss) available to common stockholders	$32,467	$(19,444)
Weighted average common shares outstanding	66,935	52,104
Add dilutive effects of employee stock options	852	—

Weighted average common shares outstanding including the effects of dilutive securities	67,787	52,104

Basic earnings (loss) per share common before cumulative effect of change in accounting principle	$.54	$(.37)

Basic earnings (loss) per common share	$.49	$(.37)

Diluted earnings (loss) per common share before cumulative effect of change in accounting principle	$.53	$(.37)

Diluted earnings (loss) per common share	$.48	$(.37)

Comprehensive Income (Loss)

      The Company follows SFAS No. 130, “Reporting Comprehensive Income,” which establishes standards for reporting comprehensive income. In addition to net income, comprehensive income includes all changes in equity during a period, except those resulting from investments and distributions to the owners of the Company. The components of other comprehensive income for the six months ended June 30, 2003 and 2002, respectively, are as follows:

	For the Six Months Ended			For the Six Months Ended
	June 30, 2003			June 30, 2002

	Gross	Tax Effect	Net	Gross	Tax Effect	Net

	(In thousands)
Net income (loss) available to common stockholders	$54,460	$(21,993)	$32,467	$(29,251)	$9,807	$(19,444)
Other comprehensive income
Change in fair value of derivative hedging instruments	(145,770)	53,206	(92,564)	(10,252)	3,742	(6,510)
Enron non-cash settlements reclassified to income	(1,154)	421	(733)	(1,060)	387	(673)
Hedge settlements reclassified to income	65,039	(23,739)	41,300	(2,299)	839	(1,460)

Comprehensive income (loss)	$(27,425)	$7,895	$(19,530)	$(42,862)	$14,775	$(28,087)

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

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30

	2003	2002	2003	2002

	(In thousands, except per share amounts)
Net income (loss) available to common stockholders
As reported	$13,217	$1,219	$32,467	$(19,444)
Pro forma	12,545	(1,240)	28,695	(23,685)
Basic net income (loss) per common share
As reported	$.20	$.02	$.49	$(.37)
Pro forma	.19	(.02)	.43	(.45)
Diluted net income (loss) per common share
As reported	$.19	$.02	$.48	$(.37)
Pro forma	.18	(.02)	.42	(.45)

7.	Recent Accounting Pronouncements

      In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 requires entities to record the fair value of liabilities for retirement obligations of acquired assets. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The Company adopted SFAS No. 143 on January 1, 2003 and recorded a cumulative effect of a change in accounting principle on prior years of $3.4 million, net of tax effects, related to the depreciation and accretion expense that would have been reported had the fair value of the asset retirement obligations, and corresponding increase in the carrying amount of the related long-lived assets, been recorded when incurred. The Company’s asset retirement obligations arise from the plugging and abandonment liabilities for its oil and gas wells and offshore platform facilities. On January 1, 2003 the Company also recorded $58.7 million of asset retirement obligations (using a 7.6% discount rate), an increase in the carrying amount of its oil and gas properties of $49.6 million and a decrease to accumulated depreciation of $3.8 million. Changes to the Company’s asset retirement obligations from January 1 to June 30 of 2003 are presented below:

2003

(In thousands)
Asset retirement obligation — January 1	$58,735
Accretion	2,114
Additions	438
Settlements	(3,184)

Asset retirement obligation — June 30	58,103
Less: Current asset retirement obligation	(7,960)

Long-term asset retirement obligation	$50,143

WESTPORT RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company’s current and long-term asset retirement obligations are included in current asset retirement liabilities and long-term asset retirement liabilities, respectively, on the accompanying June 30, 2003 consolidated balance sheet.

      The pro forma effects of the application of SFAS No. 143, as if the Statement had been adopted net of tax on January 1, 2002 (rather than January 1, 2003), are presented below:

	Pro Forma
	For the Three		Pro Forma
	Months		For the Six Months
	Ended June 30,		Ended June 30

	2003	2002	2003	2002

	(In thousands, except per share amounts)
Net income (loss) available to common stockholders
As reported	$13,217	$1,219	$32,467	$(19,444)
Pro forma	13,217	1,723	32,467	(20,057)
Basic net income (loss) per common share
As reported	$.20	$.02	$.49	$(.37)
Pro forma	.20	.03	.49	(.38)
Diluted net income (loss) per common share
As reported	$.19	$.02	$.48	$(.37)
Pro forma	.19	.03	.48	(.38)

      In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections.” Prior to the adoption of the provisions of SFAS No. 145, GAAP required that gains or losses on the early extinguishment of debt be classified in a company’s periodic consolidated statements of operations as extraordinary gains or losses, net of associated income taxes, below the determination of income or loss from continuing operations. SFAS No. 145 changes GAAP to require, except in the case of events or transactions of a highly unusual and infrequent nature, gains or losses from the early extinguishment of debt be classified as components of a company’s income or loss from continuing operations. The Company adopted the provisions of SFAS No. 145 on January 1, 2003. In May 2003, the Company recorded a $0.9 million loss in connection with the early extinguishment of debt in 2003.

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

      In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-based Compensation-Transition and Disclosure.” SFAS No. 148 amends FASB No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair-value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on the reported results. The provisions of SFAS No. 148 has no material impact on the Company, as the Company does not plan to adopt the fair-value method of accounting for stock options at the current time.

      In November 2002, the FASB issued Financial Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others — an

WESTPORT RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

interpretation of FASB Statements Nos. 5, 57, and 107 and rescission of FASB Interpretation No. 34” (“FIN 45”). FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year-end. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FIN 45 has not had any effect on the Company’s financial position or results of operations.

      In January 2003, the FASB issued Financial Interpretation No. 46, “Consolidation of Variable Interest Entities — an interpretation of ARB No. 51” (“FIN 46”). FIN 46 is an interpretation of Accounting Research Bulletin 51, “Consolidated Financial Statements,” and addresses consolidation by business enterprises of variable interest entities (“VIE’s”). The primary objective of FIN 46 is to provide guidance on the identification of, and financial reporting for, entities over which control is achieved through means other than voting rights. Such entities are known as VIE’s. FIN 46 requires an enterprise to consolidate a VIE if that enterprise has a variable interest that will absorb a majority of the entity’s expected losses if they occur, receive a majority of the entity’s expected residual returns if they occur, or both. An enterprise shall consider the rights and obligations conveyed by its variable interests in making this determination. This guidance applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. At this time, the Company does not have a VIE.

      In April 2003, FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The Company adopted SFAS No. 149 on July 1, 2003 and does not expect a material impact on its financial condition and results of operations.

      In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” SFAS No. 150 changes the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. FASB No. 150 requires that those instruments be classified as liabilities in statements of financial position. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company is currently assessing the impact of SFAS No. 150 on its financial condition and results of operations.

8.	Segment Information

      The Company operates in four geographic divisions: Northern (Rocky Mountains); Western (Uinta Basin); Southern (Permian Basin, Mid-Continent and Gulf Coast) and Gulf of Mexico (offshore). The Western division was formed on December 17, 2002 as a result of the acquisition of certain natural gas properties and midstream gathering and compression assets located in the Uinta Basin from certain affiliates of El Paso Corporation. All four areas are engaged in the production, development, acquisition and exploration of oil and natural gas properties. The Company evaluates segment performance based on

WESTPORT RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the profit or loss from operations before income taxes. Corporate general and administrative expenses are allocated to the four geographic divisions. Consolidated and segment financial information are as follows:

	For the Six Months Ended June 30,

				Gulf of	Corporate &
	Northern	Western	Southern	Mexico	Unallocated		Consolidated

	(In thousands)
2003
Revenues	$92,988	$59,312	$153,286	$117,598	$(60,663	)(1)	$362,521
DD&A	20,722	11,791	45,402	49,873	313		128,101
Impairment of proved properties	106	—	188	683	—		977
Impairment of unproved properties	2,062	—	1,400	11,711	—		15,173
Profit (loss)	39,483	28,485	64,463	20,559	(63,128)		89,862
Expenditures for assets, net	14,371	25,728	24,082	47,299	589		112,069
2002
Revenues	$58,310	$—	$69,949	$59,892	$(4,042	)(1)	$184,109
DD&A	22,503	—	38,293	38,358	226		99,380
Impairment of unproved properties	3,002	—	2,093	1,195	—		6,290
Profit (loss)	6,452	—	(2,990)	(10,254)	(4,477)		(11,269)
Expenditures for assets, net	57,285	—	13,724	42,016	1,047		114,072

(1)	Corporate and unallocated revenues consist of non-hedge and hedge settlements, and non-hedge change in fair value of derivatives.

	For the Three Months Ended June 30,

				Gulf of	Corporate &
	Northern	Western	Southern	Mexico	Unallocated		Consolidated

	(In thousands)
2003
Revenues	$46,058	$32,263	$70,032	$54,811	$(22,537	)(1)	$180,627
DD&A	9,993	6,344	23,857	26,680	162		67,036
Impairment of proved properties	106	—	188	683	—		977
Impairment of unproved properties	1,380	—	693	9,620	—		11,693
Profit (loss)	19,816	17,204	23,830	304	(24,855)		36,299
Expenditures for assets, net	7,867	20,386	16,093	21,514	389		66,249
2002
Revenues	$33,007	$—	$40,112	$38,021	$191	(1)	$111,331
DD&A	11,432	—	18,519	21,722	118		51,791
Impairment of unproved properties	3,002	—	2,093	236	—		5,331
Profit	5,514	—	3,233	357	1,746		10,850
Expenditures for assets, net	10,091	—	4,719	23,575	682		39,067

(1)	Corporate and unallocated revenues consist of non-hedge and hedge settlements, and non-hedge change in fair value of derivatives

WESTPORT RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Condensed Consolidated Financial Statements of Subsidiary Guarantors

      On April 3, 2003 the Company issued $125 million of its 8 1/4% Senior Subordinated Notes Due 2011. These notes were issued as additional debt securities under an indenture, pursuant to which, on November 5, 2001 the Company issued $275 million of 8 1/4% Senior Subordinated Notes Due 2011 and on December 17, 2002, the Company issued $300 million of 8 1/4% Senior Subordinated Notes Due 2011. All of the 8 1/4% Senior Subordinated Notes Due 2011 are jointly and severally guaranteed, on a senior subordinated unsecured basis, by the following wholly-owned subsidiaries of Westport: Westport Finance Co., Jerry Chambers Exploration Company, Westport Argentina LLC, Westport Canada LLC, Westport Oil and Gas Company, L.P., Horse Creek Trading & Compression Company LLC, Westport Field Services, LLC, Westport Overriding Royalty LLC, WHG, Inc. and WHL, Inc. (collectively, the “Subsidiary Guarantors”). The guarantees of the Subsidiary Guarantors are subordinated to senior debt of the Subsidiary Guarantors.

      Presented below are condensed consolidating financial statements for Westport and the Subsidiary Guarantors for the periods indicated therein.

WESTPORT RESOURCES CORPORATION

CONDENSED CONSOLIDATING BALANCE SHEET

June 30, 2003

	Parent	Subsidiary
	Company	Guarantors	Eliminations	Consolidated

	(In thousands)

	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$12,400	$53,465	$—	$65,865
Accounts receivable, net	17,447	64,073	—	81,520
Intercompany receivable	1,331,639	—	(1,331,639)	—
Derivative assets	8,401	—	—	8,401
Prepaid expenses	5,312	9,459	—	14,771

Total current assets	1,375,199	126,997	(1,331,639)	170,557

Property and equipment, at cost:
Oil and natural gas properties, successful efforts method:
Proved properties	382,988	1,886,552	—	2,269,540
Unproved properties	22,291	72,653	—	94,944
Field services assets	—	39,198	—	39,198
Building and other office furniture and equipment	673	9,601	—	10,274

	405,952	2,008,004	—	2,413,956
Less accumulated depletion, depreciation and amortization	(166,279)	(431,432)	—	(597,711)

Net property and equipment	239,673	1,576,572	—	1,816,245

Other assets:
Long-term derivative assets	17,792	—	—	17,792
Goodwill	—	244,647	—	244,647
Other assets	19,697	—	—	19,697

Total other assets	37,489	244,647	—	282,136

Total assets	$1,652,361	$1,948,216	$(1,331,639)	$2,268,938

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$8,809	$39,763	$—	$48,572
Accrued expenses	19,544	21,940	—	41,484
Ad valorem taxes payable	18	15,199	—	15,217
Intercompany payable	—	1,331,639	(1,331,639)	—
Derivative liabilities	98,173	—	—	98,173
Income taxes payable	—	83	—	83
Other current liabilities	3,974	3,986	—	7,960

Total current liabilities	130,518	1,412,610	(1,331,639)	211,489
Long-term debt	731,879	—	—	731,879
Deferred income taxes	(71,196)	185,868	—	114,672
Long-term derivative liabilities	42,632	—	—	42,632
Other liabilities	15,622	34,521	—	50,143

Total liabilities	849,455	1,632,999	(1,331,639)	1,150,815

Stockholders’ equity:
Preferred stock	29	—	—	29
Common stock	672	3	(3)	672
Additional paid-in capital	956,875	199,153	3	1,156,031
Treasury stock	(512)	—	—	(512)
Retained earnings	(83,753)	116,222	—	32,469
Accumulated other comprehensive income	(70,405)	(161)	—	(70,566)

Total stockholders’ equity	802,906	315,217	—	1,118,123

Total liabilities and stockholders’ equity	$1,652,361	$1,948,216	$(1,331,639)	$2,268,938

WESTPORT RESOURCES CORPORATION

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Six Months Ended June 30, 2003

	Parent	Subsidiary
	Company	Guarantors	Eliminations	Consolidated

	(In thousands)

	(Unaudited)
Operating revenues:
Oil and natural gas sales	$87,740	$326,263	$—	$414,003
Hedge settlements	(63,885)	—	—	(63,885)
Gathering and marketing income	—	1,992	—	1,992
Non-hedge settlements	723	—	—	723
Non-hedge change in fair value of derivatives	3,222	—	—	3,222
Loss on sale of operating assets, net	3	6,463	—	6,466

Net revenues	27,803	334,718	—	362,521

Operating costs and expenses:
Lease operating expense	6,315	46,053	—	52,368
Production taxes	1	24,421	—	24,422
Transportation costs	211	7,167	—	7,378
Gathering and marketing expense	—	1,648	—	1,648
Exploration	14,988	10,683	—	25,671
Depletion, depreciation and amortization	40,083	88,018	—	128,101
Impairment of proved properties	—	977	—	977
Impairment of unproved properties	9,508	5,665	—	15,173
Stock compensation expense	2,150	—	—	2,150
General and administrative	3,775	10,996	—	14,771

Total operating expenses	77,031	195,628	—	272,659

Operating income (loss)	(49,228)	139,090	—	89,862

Other income (expense):
Interest expense	(29,399)	(1)	—	(29,400)
Interest income	162	219	—	381
Loss on debt retirement	(920)	—	—	(920)
Other	41	292	—	333

Income (loss) before income taxes	(79,344)	139,600	—	60,256

Provision for income taxes:
Deferred	28,961	(50,954)	—	(21,993)

Total provision for income taxes	28,961	(50,954)	—	(21,993)

Net income before cumulative change in accounting principle	(50,383)	88,646	—	38,263

Preferred stock dividends	(2,382)	—	—	(2,382)

Cumulative effect of change in accounting principle	1,765	(5,179)	—	(3,414)

Net income available to common stockholders	$(51,000)	$83,467	$—	$32,467

WESTPORT RESOURCES CORPORATION

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Six Months Ended June 30, 2003

	Parent	Subsidiary
	Company	Guarantors	Eliminations	Consolidated

	(In thousands)

	(Unaudited)
Cash flows from operating activities:
Net income (loss)	$(48,618)	$83,467	$—	$34,849
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depletion, depreciation and amortization	40,083	88,018	—	128,101
Exploration dry hole costs	8,243	6,685	—	14,928
Impairment of proved properties	—	977	—	977
Impairment of unproved properties	9,508	5,665	—	15,173
Deferred income taxes	(28,961)	50,954	—	21,993
Director retainers settled for stock	11	—	—	11
Stock compensation expense	2,150	—	—	2,150
Change in fair value of derivatives	3,514	—	—	3,514
Amortization of derivative liabilities	(9,625)	—	—	(9,625)
Amortization of deferred financing fees	548	—	—	548
Loss on sale of operating assets, net	(3)	(6,463)	—	(6,466)
Cumulative change in accounting principal, net of tax	(1,765)	5,179	—	3,414
Changes in asset and liabilities, net of effects of acquisitions:
Decrease (increase) in accounts receivable	10,434	(25,857)	—	(15,423)
Decrease (increase) in prepaid expenses	2,608	(3,647)	—	(1,039)
Increase (decrease) in accounts payable	(6,492)	3,981	—	(2,511)
Increase in ad valorem taxes payable	20	6,208	—	6,228
Decrease in income taxes payable	—	(3)	—	(3)
Increase (decrease) in accrued expenses	2,255	(2,196)	—	59
Decrease in other liabilities	(9)	(453)	—	(462)

Net cash provided by (used in) operating activities	(16,099)	212,515	—	196,416

Cash flows from investing activities:
Additions to property and equipment	(43,315)	(72,311)	—	(115,626)
Proceeds from sales of assets	3	13,278	—	13,281
Increase in intercompany receivable	—	(143,754)	143,754	—
Acquisitions of oil and gas properties	—	3,557	—	3,557
Other	—	—	—	—

Net cash provided by (used in) investing activities	(43,312)	(199,230)	143,754	(98,788)

Cash flows from financing activities:
Proceeds from issuance of common stock	3,530	—	—	3,530
Repurchase of common stock	(43)	—	—	(43)
Proceeds from issuance of long-term debt	151,875	—	—	151,875
Repayment of long term debt	(226,311)	—	—	(226,311)
Preferred stock dividends paid	(2,381)	—	—	(2,381)
Loss on retirement of debt	(920)	—	—	(920)
Financing fees	(274)	—	—	(274)
Increase in intercompany payable	143,754	—	(143,754)	—

Net cash provided by (used in) financing activities	69,230	—	(143,754)	(74,524)

Net increase in cash and cash equivalents	9,819	13,285	—	23,104
Cash and cash equivalents, beginning of period	2,581	40,180	—	42,761

Cash and cash equivalents, end of period	$12,400	$53,465	$—	$65,865

WESTPORT RESOURCES CORPORATION

CONDENSED CONSOLIDATING BALANCE SHEET

December 31, 2002

	Parent	Subsidiary
	Company	Guarantors	Eliminations	Consolidated

	(In thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$2,581	$40,180	$—	$42,761
Accounts receivable, net	27,880	45,669	—	73,549
Intercompany receivable	1,475,393	—	(1,475,393)	—
Derivative assets	14,861	—	—	14,861
Prepaid expenses	7,922	5,436	—	13,358

Total current assets	1,528,637	91,285	(1,475,393)	144,529

Property and equipment, at cost:
Oil and natural gas properties, successful efforts method:
Proved properties	339,947	1,798,524	—	2,138,471
Unproved properties	29,252	75,178	—	104,430
Field services assets	—	39,185	—	39,185
Building and other office furniture and equipment	620	9,066	—	9,686

	369,819	1,921,953	—	2,291,772
Less accumulated depletion, depreciation and amortization	(131,946)	(353,383)	—	(485,329)

Net property and equipment	237,873	1,568,570	—	1,806,443

Other assets:
Long-term derivative assets	14,824	—	—	14,824
Goodwill	—	246,712	—	246,712
Other assets	21,033	—	—	21,033

Total other assets	35,857	246,712	—	282,569

Total assets	$1,802,367	$1,906,567	$(1,475,393)	$2,233,541

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$15,301	$35,857	$—	$51,158
Accrued expenses	23,354	15,855	—	39,209
Ad valorem taxes payable	(2)	8,990	—	8,988
Intercompany payable	—	1,475,393	(1,475,393)	—
Derivative liabilities	56,156	—	—	56,156
Income taxes payable	—	86	—	86
Other current liabilities	—	—	—	—

Total current liabilities	94,809	1,536,181	(1,475,393)	155,597
Long-term debt	799,358	—	—	799,358
Deferred income taxes	(13,361)	137,891	—	124,530
Long-term derivative liabilities	21,305	—	—	21,305
Other liabilities	—	745	—	745

Total liabilities	902,111	1,674,817	(1,475,393)	1,101,535

Stockholders’ equity:
Preferred stock	29	—	—	29
Common stock	668	3	(3)	668
Additional paid-in capital	951,189	199,153	3	1,150,345
Treasury stock	(469)	—	—	(469)
Retained earnings	(32,753)	32,755	—	2
Accumulated other comprehensive income	(18,408)	(161)	—	(18,569)

Total stockholders’ equity	900,256	231,750	—	1,132,006

Total liabilities and stockholders’ equity	$1,802,367	$1,906,567	$(1,475,393)	$2,233,541

WESTPORT RESOURCES CORPORATION

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Six Months Ended June 30, 2002

	Parent	Subsidiary
	Company	Guarantors	Eliminations	Consolidated

	(In thousands)

	(Unaudited)
Operating revenues:
Oil and natural gas sales	$31,142	$158,877	$—	$190,019
Hedge settlements	3,358	—	—	3,358
Non-hedge settlements	822	—	—	822
Non-hedge change in fair value of derivatives	(8,222)	—	—	(8,222)
Loss on sale of operating assets, net	—	(1,868)	—	(1,868)

Net revenues	27,100	157,009	—	184,109

Operating costs and expenses:
Lease operating expense	6,134	37,770	—	43,904
Production taxes	3	11,633	—	11,636
Transportation costs	22	4,581	—	4,603
Exploration	11,428	6,614	—	18,042
Depletion, depreciation and amortization	20,920	78,460	—	99,380
Impairment of unproved properties	236	6,054	—	6,290
Stock compensation expense	94	—	—	94
General and administrative	3,132	8,297	—	11,429

Total operating expenses	41,969	153,409	—	195,378

Operating income	(14,869)	3,600	—	(11,269)
Other income (expense):
Interest expense	(16,121)	(228)	—	(16,349)
Interest income	66	135	—	201
Change in fair value of interest rate swap	—	226	—	226
Other	466	(145)	—	321

Income before income taxes	(30,458)	3,588	—	(26,870)

Provision for income taxes:
Current	—	—	—	—
Deferred	11,117	(1,310)	—	9,807

Total provision for income taxes	11,117	(1,310)	—	9,807

Net income	(19,341)	2,278	—	(17,063)

Preferred stock dividends	(2,381)	—	—	(2,381)

Net loss available to common stock	$(21,722)	$2,278	$—	$(19,444)

WESTPORT RESOURCES CORPORATION

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Six Months Ended June 30, 2002

	Parent	Subsidiary
	Company	Guarantors	Eliminations	Consolidated

	(In thousands)

	(Unaudited)
Cash flows from operating activities:
Net income (loss)	$(19,341)	$2,278	$—	$(17,063)
Adjustments to reconcile net income to net cash provided by operating activities:
Depletion, depreciation and amortization	20,920	78,460	—	99,380
Exploration dry hole costs	4,613	5,182	—	9,795
Impairment of unproved properties	236	6,054	—	6,290
Deferred income taxes	(11,117)	1,310	—	(9,807)
Director retainers settled for stock	20	—	—	20
Stock compensation expense	94	—	—	94
Change in fair value of derivatives	7,996	—	—	7,996
Amortization of derivative liabilities	(5,018)	—	—	(5,018)
Amortization of financing fees	540	—	—	540
Loss on sale of operating assets, net	—	1,868	—	1,868
Changes in asset and liabilities, net of effects of Acquisitions:
Decrease (increase) in accounts receivable	(582)	5,605	—	5,023
Increase in prepaid expenses	(802)	(2,190)	—	(2,992)
Decrease in accounts payable	(4,594)	(13,295)	—	(17,889)
Increase in ad valorem taxes payable	1	501	—	502
Decrease in income taxes payable	—	(44)	—	(44)
Increase in accrued expenses	685	1,897	—	2,582
Decrease in other liabilities	—	(446)	—	(446)

Net cash provided by (used in) operating activities	(6,349)	87,180	—	80,831

Cash flows from investing activities:
Additions to property and equipment	(31,459)	(40,310)	—	(71,769)
Proceeds from sale of assets	—	7,790	—	7,790
Increase in intercompany receivable	(16,891)	—	16,891	—
Acquisitions of oil and gas properties	(328)	(41,975)	—	(42,303)
Other	—	(52)	—	(52)

Net cash used in investing activities	(48,678)	(74,547)	16,891	(106,334)

Cash flows from financing activities:
Proceeds from issuance of common stock	1,071	—	—	1,071
Repurchase of common stock	(61)	—	—	(61)
Proceeds from long-term debt	55,000	—	—	55,000
Preferred stock dividend	(2,381)	—	—	(2,381)
Financing fees	(271)	—	—	(271)
Increase in intercompany payable	—	16,891	(16,891)	—

Net cash provided by (used in) financing activities	53,358	16,891	(16,891)	53,358

Net increase in cash and cash equivalents	(1,669)	29,524	—	27,855
Cash and cash equivalents, beginning of period	13,804	13,780	—	27,584

Cash and cash equivalents, end of period	$12,135	$43,304	$—	$55,439

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Critical Accounting Policies And Estimates

      Our discussion and analysis of our financial condition and results of operation is based upon consolidated financial statements which have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Our significant accounting policies are described in Note 1 to our consolidated financial statements as set forth in our Annual Report on Form 10-K for the year ended December 31, 2002. In response to SEC Release No. 33-8040, “Cautionary Advice Regarding Disclosure About Critical Accounting Policies,” we have identified certain of these policies as being of particular importance to the portrayal of our financial position and results of operations and which require the application of significant judgment by our management. We analyze our estimates, including those related to oil and gas revenues, oil and gas properties, fair value of derivative instruments, income taxes and contingencies and litigation, and base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies reflect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

•	Revenue Recognition. We follow the sales method of accounting for oil and natural gas revenues. Under this method, revenues are recognized based on actual volumes of oil and natural gas sold to purchasers. No receivables, payables or unearned revenue are recorded unless a working interest owner’s aggregate sales from the property exceed its share of the total reserves-in-place. If such a situation arises, the parties would likely cash balance.

•	Successful Efforts Accounting. We account for our oil and natural gas operations using the successful efforts method of accounting. Under this method, all costs associated with property acquisition, successful exploratory wells and all development wells are capitalized. Items charged to expense generally include geological and geophysical costs, costs of unsuccessful exploratory wells and oil and natural gas production costs. All of our oil and natural gas properties are located within the continental United States, the Gulf of Mexico and Canada.

•	Proved Reserve Estimates. Estimates of our proved reserves are prepared in accordance with SEC guidelines. The accuracy of a reserve estimate is a function of:

•	the quality and quantity of available data;

•	the interpretation of that data;

•	the accuracy of various mandated economic assumptions; and

•	the judgment of the persons preparing the estimate.

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

      Our estimates of proved reserves directly impact depletion expense. If the estimates of proved reserves decline, the rate at which we record depletion expense increases, reducing net income. Such a decline may result from lower market prices or increases in costs, which may make it uneconomic to drill for and produce higher cost fields, or from poor property performance. In addition, the decline in proved reserve estimates may impact the outcome of our assessment of our oil and gas producing properties for impairment.

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

      We assess our proved properties on a field-by-field basis for impairment, in accordance with the provisions of SFAS No. 144, “Accounting for the Impairment of Long Lived Assets and for Long Lived Assets to be Disposed of,” whenever events or circumstances indicate that the capitalized costs of oil and natural gas properties may not be recoverable. We estimate the expected future cash flows of our oil and gas properties on a field-by-field basis and compare such future cash flows to the carrying amount of the oil and gas properties to determine if the carrying amount is recoverable. If the carrying amount exceeds the estimated undiscounted future cash flows, we will adjust the carrying amount of the oil and gas properties to fair value. The factors used to determine fair value include estimates of proved reserves, future commodity prices, future production estimates, anticipated capital expenditures, and a discount rate commensurate with the risk associated with realizing the expected future cash flows. Reserve categories used in the impairment analysis for all periods considered are categories of proven reserves and probable and possible reserves, which were risk adjusted based on our drilling plans and history of successfully developing those types of reserves. We periodically assess our unproved properties to determine if any such properties require any impairment. Factors leading to recording unproved impairments include lease expirations and an assessment of the lack of exploration opportunities existing on a lease. Such assessment is based on, among other things, the fair value of properties located in the same area as the unproved property and our intent to pursue additional exploration opportunities on such property. We expect to record unproved property impairments in future periods.

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

Results of Operations

      The following table sets forth certain operational data for the periods presented:

Summary Data

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,

	2003	2002	2003	2002

	(In thousands)
Production
Oil (Mbbls)	1,941	2,092	3,987	3,897
Natural gas (Mmcf)	29,235	20,551	56,554	40,628
Mmcfe	40,881	33,103	80,476	64,010
Average Daily Production
Oil (Mbbls/d)	21.3	23.0	22.0	21.5
Natural gas (Mmcf/d)	321.3	225.8	312.5	224.5
Mmcfe/d	449.2	363.8	444.6	353.6
Average Prices
Oil (per bbl)	$26.90	$23.88	$29.33	$21.30
Natural gas (per Mcf)	4.90	3.07	5.25	2.64
Price (per Mcfe)	4.78	3.41	5.14	2.97
Hedging effect (per bbl)	(1.95)	0.05	(3.54)	0.47
Hedging effect (per Mcf)	(0.67)	(0.03)	(0.88)	0.04
Hedging effect (per Mcfe)	(0.57)	(0.02)	(0.79)	0.05
Oil and natural gas sales	$195,584	$113,007	$414,003	$190,019
Lease operating expense	26,032	24,229	52,368	43,904
Per Mcfe	0.64	0.73	0.65	0.69
Production taxes	11,364	5,771	24,422	11,636
Per Mcfe	.28	.17	.30	.18
Transportation costs	3,354	1,951	7,378	4,603
Per Mcfe	.08	.06	.09	.07
General and administrative costs	7,543	5,495	14,771	11,429
Per Mcfe	0.18	0.17	0.18	0.18
Depletion, depreciation and amortization	67,036	51,791	128,101	99,380
Per Mcfe	1.64	1.56	1.59	1.55

      The discussion below includes a comparison of our results of operations for the three months and six months ended June 30, 2003 and 2002, respectively.

      Revenues. Oil and natural gas revenues for the three months ended June 30, 2003 increased by $82.6 million, or 73%, from $113.0 million to $195.6 million, compared to the three months ended June 30, 2002. Production from the acquired El Paso and Southeast Texas properties accounted for $49.9 million of the increase. The majority of the remaining increase in oil and natural gas revenues was due to increases of 13% and 60% in realized oil and natural gas prices, respectively, excluding the effects of hedging. Production volumes increased by 7.8 Bcfe, or 24%, from 33.1 Bcfe for the three months ended June 30, 2002 to 40.9 Bcfe for the three months ended June 30, 2003. Acquired El Paso and Southeast Texas properties accounted for 10.2 Bcfe of the increase. Production volumes also increased due to drilling activity since June 30, 2002, which were offset by oil and natural gas production declines. Hedging transactions decreased oil and natural gas revenues by $23.4 million, or $0.57 per Mcfe, for the three months ended June 30, 2003, and decreased oil and natural gas revenues by $0.6 million, or $0.02 per

Mcfe, for the three months ended June 30, 2002. We typically hedge between 20% and 40% of our expected production one to two years into the future. We currently have approximately 60-70% of our expected 2003 production hedged to protect cash flow and return expectations on significant assets we acquired in late 2002.

      Oil and natural gas revenues for the six months ended June 30, 2003 increased by $224.0 million, or 118%, from $190.0 million to $414.0 million, compared to the six months ended June 30, 2002. Production from the acquired El Paso, Southeast Texas and Williston Basin properties accounted for $98.9 million of the increase. The majority of the remaining increase in oil and natural gas revenues was due to increases of 38% and 99% in realized oil and natural gas prices, respectively, excluding the effects of hedging. Production volumes increased by 16.5 Bcfe, or 26%, from 64.0 Bcfe for the six months ended June 30, 2002 to 80.5 Bcfe for the six months ended June 30, 2003. Acquired El Paso, Southeast Texas and Williston Basin properties accounted for 19.5 Bcfe of the increase. Production volumes also increased due to drilling activity since June 30, 2002, which were offset by oil and natural gas production declines.Hedging transactions decreased oil and natural gas revenues by $63.9 million, or $0.79 per Mcfe, for the six months ended June 30, 2003, and increased oil and natural gas revenues by $3.4 million, or $0.05 per Mcfe, for the six months ended June 30, 2002.

      Commodity Price Risk Management Activities. We recorded a gain of $0.9 million in the non-hedge change in fair value of derivatives for the three months ended June 30, 2003, compared to a $1.0 million gain for the three months ended June 30, 2002. We recorded a gain of $0.7 million in non-hedge settlements of derivatives for the three months ended June 30, 2003, as compared to a loss of $0.3 million for the three months ended June 30, 2002. The gains and losses relate to settlements of derivatives and changes in fair value of derivatives that under SFAS No. 133 do not qualify for hedge accounting or were not originally designated as hedges and any ineffectiveness related to our hedges.

      We recorded a gain of $3.2 million in the non-hedge change in fair value of derivatives for the six months ended June 30, 2003, compared to an $8.2 million loss for the six months ended June 30, 2002. We recorded a gain of $0.7 million in non-hedge settlements of derivatives for the six months ended June 30, 2003,as compared to a gain of $0.8 million for the six months ended June 30, 2002. The gains and losses relate to settlements of derivatives and changes in fair value of derivatives that under SFAS No. 133 do not qualify for hedge accounting or were not originally designated as hedges and any ineffectiveness related to our hedges.

      Gain (Loss) on Sale of Operating Assets, Net. For the three months ended June 30, 2003 and 2002, we recorded a net gain of $6.1 million and a net loss of $1.9 million, respectively, on sales of non-core onshore operating assets.

      For the six months ended June 30, 2003 and 2002, we recorded a net gain of $6.5 million and a net loss of $1.9 million, respectively, on sales of non-core onshore operating assets.

      Gathering Income/ Expense. On December 17, 2002, as part of the El Paso Acquisition, we purchased gathering and compression facilities in the Greater Natural Buttes area in Utah. For the quarter ended June 30, 2003, we reported $0.8 million of gathering income and $0.6 million of gathering expense, or a margin of $0.2 million. The gathering income reflected in the consolidated statement of operations relates only to third-party natural gas flowing through our system. Intercompany sales of $1.5 million have been eliminated in our consolidated financial statements.

      For the six months ended June 30, 2003, we reported $2.0 million of gathering income and $1.6 million of gathering expense, or a margin of $0.4 million. The gathering income reflected in the consolidated statement of operations relates only to third-party natural gas flowing through our system. Intercompany sales of $2.9 million have been eliminated in our consolidated financial statements. In addition, for the six months ended June 30, 2003, gathering income and expense includes marketing revenue of $727,000 and marketing expense of $681,000, or a margin of $46,000 which primarily occurred in the first quarter of 2003. We do not expect to continue to engage in these marketing activities.

      Lease Operating Expense. Lease operating expense for the three months ended June 30, 2003 increased by $1.8 million, or 7%, from $24.2 million to $26.0 million, compared to the three months ended June 30, 2002. Lease operating expenses from the acquired El Paso and Southeast Texas properties accounted for $4.1 million of the increase. The increase in lease operating expenses was partially offset by a decrease in workovers of $1.9 million for the three months ended June 30, 2003, as compared to the three months ended June 30, 2002. On a per Mcfe basis, lease operating expense decreased from $0.73 to $0.64 in the 2002 and 2003 periods, respectively. The decrease on a per Mcfe basis was primarily due to a $0.06 per Mcfe decrease in workover activity in the Gulf of Mexico, Southern and Northern Divisions, compared to workovers performed during the comparable period of 2002. The remaining decrease on a per Mcfe basis was partially attributable to the lower per Mcfe costs on the natural gas properties located in the Western Division.

      Lease operating expense for the six months ended June 30, 2003 increased by $8.5 million, or 19%, from $43.9 million to $52.4 million, compared to the six months ended June 30, 2002. Lease operating expenses from the acquired El Paso, Southeast Texas and Williston Basin properties accounted for $10.3 million of the increase. The increase in lease operating expenses was partially offset by a decrease in workovers of $1.2 million for the six months ended June 30, 2003, as compared to the six months ended June 30, 2002. On a per Mcfe basis, lease operating expense decreased from $0.69 for the six months ended June 30, 2002 to $0.65 for the same period in 2003. The decrease on a per Mcfe basis was primarily due to a $0.03 per Mcfe decrease in workovers performed in the Gulf of Mexico Division during the six months ended June 30, 2003, compared to workovers performed in the Gulf of Mexico Division during the comparable period of 2002.

      Production Taxes. Production taxes for the three months ended June 30, 2003 increased by $5.6 million, or 97%, from $5.8 million to $11.4 million, compared to the three months ended June 30, 2002. Production taxes from the acquired El Paso and Southeast Texas properties accounted for $4.2 million of the increase. The remaining increase was primarily due to the increase in oil and natural gas prices. On a per Mcfe basis, production taxes increased from $0.17 to $0.28 in the three month periods of 2002 and 2003 respectively. The increase in production taxes on a per Mcfe basis was primarily due to the increase in oil and natural gas prices and the acquired onshore El Paso and Southeast Texas properties.

      Production taxes for the six months ended June 30, 2003 increased by $12.8 million, or 110%, from $11.6 million to $24.4 million, compared to the six months ended June 30, 2002. Production taxes from the acquired El Paso, Southeast Texas and Williston Basin properties accounted for $8.5 million of the increase. The remaining increase was primarily due to the increase in oil and natural gas prices. On a per Mcfe basis, production taxes increased from $0.18 to $0.30 in the six month periods of 2002 and 2003 respectively. The increase in production taxes on a per Mcfe basis was primarily due to the increase in oil and natural gas prices and the acquired onshore El Paso, Southeast Texas and Williston Basin properties.

      Transportation Costs. Transportation costs for the three months ended June 30, 2003 increased by $1.4 million, or 72%, from $2.0 million to $3.4 million, compared to the three months ended June 30, 2002. The acquired El Paso properties accounted for an increase of $1.2 million.

      Transportation costs for the six months ended June 30, 2003 increased by $2.8 million, or 60%, from $4.6 million to $7.4 million, compared to the six months ended June 30, 2002. The acquired El Paso properties accounted for an increase of $2.7 million.

      Exploration Costs. Exploration costs for the three months ended June 30, 2003 increased by $5.9 million, or 77%, from $7.7 million to $13.6 million, compared to the three months ended June 30,

2002. Exploration costs for the six months ended June 30, 2003 increased by $7.7 million, or 43%, from $18.0 million to $25.7 million, compared to the six months ended June 30, 2002.

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

	(In thousands)
Geological and geophysical costs	$2,716	$1,619	$9,329	$6,666
Unsuccessful property acquisitions	16	163	16	257
Delay rentals	856	904	1,398	1,324
Exploratory dry holes costs	10,036	5,014	14,928	9,795

	$13,624	$7,700	$25,671	$18,042

The majority of the geological and geophysical costs pertain to the purchase of 3-D seismic data in Southeast Texas for the three months ended June 30, 2003. For the three months ended June 30, 2002, the geological and geophysical costs primarily relate to 3-D seismic data purchased in South Louisiana. Dry hole costs for the three months ended June 30, 2003 resulted from two high cost unsuccessful exploratory wells drilled in the Gulf of Mexico and one in Colorado. Dry hole costs for the three months ended June 30, 2002 resulted from three unsuccessful exploratory wells drilled in the Gulf of Mexico, which included one dry hole where another partner carried us on the drilling.

      For the six months ended June 30, 2003, the geological and geophysical costs represent 3-D seismic data purchased in the Gulf of Mexico and Southeast Texas. For the six months ended June 30, 2002, the geological and geophysical costs primarily relate to 3-D seismic data purchased in the Gulf of Mexico and South Louisiana. Dry hole costs for the six months ended June 30, 2003 resulted from three high cost unsuccessful exploratory wells drilled in the Gulf of Mexico, two in Texas and one each in Wyoming and Colorado. Dry hole costs for the six months ended June 30, 2002 resulted from four unsuccessful exploratory wells drilled in the Gulf of Mexico, which included one dry hole where another partner carried us on the drilling.

      Depletion, Depreciation and Amortization (DD&A) Expense. DD&A expense increased $15.2 million for the three months ended June 30, 2003, from $51.8 million to $67.0 million, compared to the three months ended June 30, 2002. Depletion related to the acquired El Paso and Southeast Texas properties caused DD&A expense to increase $13.3 million. The remaining increase was primarily attributable to a loss of reserve volumes in the West Cameron 180/198 complex causing an increase in DD&A. On a per Mcfe basis, DD&A expense increased from $1.56 to $1.64 in the 2002 and 2003 periods, respectively. The increase was primarily due to the loss of reserve volumes in the West Cameron 180/198 complex.

      DD&A expense increased $28.7 million for the six months ended June 30, 2003, from $99.4 million to $128.1 million, compared to the six months ended June 30, 2002. Depletion related to the acquired El Paso, Southeast Texas and Williston Basin properties caused DD&A expense to increase $24.8 million. The remaining increase was primarily attributable to a loss of reserve volumes in the West Cameron 180/198 complex causing an increase in DD&A. On a per Mcfe basis, DD&A expense increased from $1.55 to $1.59 in the 2002 and 2003 periods, respectively. The increase was primarily due to the loss of reserve volumes in the West Cameron 180/198 complex.

      Impairment of Proved Properties. During the three month period ended June 30, 2003, we recognized proved property impairments of $1.0 million. In the Gulf of Mexico, Southern and Northern Divisions we recorded impairments of $0.7 million, $0.2 million and $0.1 million as a result of declines in oil and natural gas reserve values due to reserve volume reductions in underperforming fields. During the respective three and six month periods ended June 30, 2002, we recorded no proved property impairments.

      Impairment of Unproved Properties. During each of the three and six month periods ended June 30, 2003, we recognized unproved property impairments of $11.7 million due to expired leases and from an assessment of the lack of exploration opportunities existing on such properties. In the Gulf of Mexico, Northern and Southern Divisions we recorded impairments of $9.6 million, $1.4 million and $0.7 million, respectively. The $9.6 million recorded in impairments for the Gulf of Mexico included $8.6 million related to the two unsuccessful exploration wells drilled in the three months ended June 30, 2003. During the three months ended June 30, 2002, we recognized unproved property impairments of $5.3 million. The impairments consisted of $3.0 million, $2.1 million and $0.2 million recorded in the Northern, Southern and Gulf of Mexico Divisions, respectively.

      During the six months ended June 30, 2003, we recognized unproved property impairments of $15.2 million due to expired leases and from an assessment relating to the lack of exploration opportunities existing on such properties. In the Gulf of Mexico, Northern and Southern Divisions we recorded impairments of $11.7 million, $2.1 million and $1.4 million, respectively. During the six months ended June 30, 2002, we recognized unproved property impairments of $6.3 million. The impairments consisted of $3.0 million, $2.1 million and $1.2 million recorded in the Northern, Southern and Gulf of Mexico Divisions, respectively.

      Stock Compensation Expense. During the three months ended June 30, 2003, we recorded $2.1 million of stock compensation expense related to certain stock options as a result of applying FIN 44 and recorded $0.1 million in expense related to the issuance of restricted stock. During the three months ended June 30, 2002, we reduced stock compensation expense related to certain stock options previously recognized in prior periods by $1.9 million as a result of applying FIN 44 and recorded $0.1 million in expense related to the issuance of restricted stock.

      During the six months ended June 30, 2003, we recorded $2.1 million of stock compensation expense related to certain stock options as a result of applying FIN 44 and recorded $0.1 million in expense related to the issuance of restricted stock. During the six months ended June 30, 2002, we recorded no stock compensation expense as a result of applying FIN 44 and recorded $0.1 million in expense related to the issuance of restricted stock.

      General and Administrative (G&A) Expense. G&A expense increased $2.0 million, or 36%, for the three months ended June 30, 2003, from $5.5 million to $7.5 million, compared to the three months ended June 30, 2002. The majority of the increase was due to additional staff required for the El Paso Acquisition causing an increase in payroll costs such as salaries and benefits. G&A expense per Mcfe of production increased from $0.17 for the second quarter of 2002 to $0.18 in the second quarter of 2003.

      G&A expense increased $3.3 million, or 29%, for the six months ended June 30, 2003, from $11.4 million to $14.8 million, compared to the six months ended June 30, 2002. The majority of the increase was due to additional staff required for the El Paso Acquisition causing an increase in payroll costs such as salaries and benefits. G&A expense per Mcfe of production remained constant at $0.18 for the respective six month periods ended June 30, 2003 and 2002.

      Other Income (Expense). Other income (expense) for the three months ended June 30, 2003 was ($13.6) million, compared to ($7.1) million for the three months ended June 30, 2002. Interest expense increased $5.1 million for the three months ended June 30, 2003, compared to the three months ended June 30, 2002, as a result of the increase in the debt balances relating to the El Paso and Southeast Texas acquisitions. We recorded a loss on debt retirement of $0.9 million related to the redemption of the 8 7/8% Senior Subordinated Notes due 2007 on May 5, 2003.

      Other income (expense) for the six months ended June 30, 2003 was ($29.6) million, compared to ($15.6) million for the six months ended June 30, 2002. Interest expense increased $13.1 million for the six months ended June 30, 2003, compared to the six months ended June 30, 2002, as a result of the increase in the debt balances relating to the El Paso and Southeast Texas acquisitions. We recorded a loss on debt retirement of $0.9 million related to the redemption of the 8 7/8% Senior Subordinated Notes due 2007 on May 5, 2003.

      Income Taxes. We recorded a deferred income tax expense of $8.3 million and $1.4 million for the three months ended June 30, 2003 and 2002, respectively.

      We recorded a deferred income tax expense of $22.0 million for the six months ended June 30, 2003 and a deferred income tax benefit of $9.8 million due to a net loss for the six months ended June 30, 2002.

      Net Income (Loss) before Cumulative Effect of Change in Accounting Principle. Net income for the three months ended June 30, 2003 was $14.4 million, compared to a net income of $2.4 million for the three months ended June 30, 2002. The variance was primarily attributable to the increase in net revenues of $69.3 million, which was offset by increases of $6.9 million in income tax expense, $43.8 million in operating expenses and $6.6 million in other expense.

      Net income for the six months ended June 30, 2003 was $38.3 million, compared to net loss of $17.1 million for the six months ended June 30, 2002. The variance was primarily attributable to the increase in net revenues of $178.4 million, which was offset by increases of $31.8 million in income tax expense, $77.3 million in operating expenses and $13.9 million in other expense.

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

      Net cash provided by operating activities was $196.4 million for the six months ended June 30, 2003, compared to $80.8 million for the six months ended June 30, 2002. Operating cash flow in the six month period increased compared to the respective prior period due to increased oil and natural gas prices and production.

      Net cash used in investing activities was $98.8 million for the six months ended June 30, 2003, compared to $106.3 million for the six months ended June 30, 2002. Of this total for the six months ended June 30, 2003, $115.6 million was used for exploitation and exploration activities offset by $3.6 million in acquisition purchase price adjustments and proceeds from sales of properties of $13.2 million. Investing activities for the six months ended June 30, 2002 included $71.8 million for exploitation and exploration activities and $42.3 million for acquisitions, offset by proceeds from sales of properties of $7.8 million.

      Net cash used in financing activities was $74.5 million for the six months ended June 30, 2003, compared to $53.4 million provided for the six months ended June 30, 2002. Financing activities for the six months ended June 30, 2003 consisted of $226.3 million in repayment of long-term debt, a $2.4 million preferred stock dividend payment, $0.9 million loss on debt retirement and a payment of $0.3 million in financing fees, offset by $151.9 million from the issuance of senior subordinated notes and borrowing of long-term debt and $3.5 million from issuance of common stock. Financing activities for the six months ended June 30, 2002 consisted of $55.0 million in borrowings utilized for acquisition and development of oil and natural gas properties and $1.1 million from issuance of common stock, offset by a $2.4 million preferred stock dividend payment and a payment of $0.3 million in financing fees.

Financing Activity

Revolving Credit Facility

      On December 17, 2002, we entered into the Revolving Credit Facility with JPMorgan Chase Bank, Credit Suisse First Boston Corporation and certain other lenders party thereto to replace our previous revolving credit facility. The Revolving Credit Facility provides for a maximum committed amount of $600 million and an initial borrowing base of approximately $470 million. The facility matures on

December 16, 2006. In the past, we made borrowings under the Revolving Credit Facility to refinance our outstanding indebtedness under our previous revolving credit facility and to pay general corporate expenses.

      Advances under the Revolving Credit Facility are in the form of either an ABR loan or a Eurodollar loan. The interest on an ABR loan is a fluctuating rate based upon the highest of:

•	the rate of interest announced by JP Morgan Chase Bank, as its prime rate;

•	the secondary market rate for three month certificates of deposits plus 1%; or

•	the Federal funds effective rate plus 0.5%

in each case plus a margin of 0% to 0.625% based upon the ratio of total debt to EBITDAX, as defined below, and the ratings of our senior unsecured debt as issued by Standard and Poor’s Rating Group and Moody’s Investor Services, Inc. EBITDAX is a non-GAAP financial measure, which for purposes of the Revolving Credit Facility, is defined to mean net income of the Company and its restricted subsidiaries determined on a consolidated basis in accordance with GAAP, plus (a) to the extent deducted from revenues in determining consolidated net income, (i) the aggregate amount of consolidated interest expense, (ii) the aggregate amount of letter of credit fees paid, (iii) the aggregate amount of income tax expense and (iv) all amounts attributable to depreciation, depletion, exploration, amortization and other non-cash charges and expenses, minus (b) to the extent included in revenues in determining consolidated net income, all non-cash extraordinary income, in each case determined on a consolidated basis in accordance with GAAP and without duplication of amounts.

      The interest on a Eurodollar loan is a fluctuating rate based upon the rate at which Eurodollar deposits in the London interbank market are quoted plus a margin of 1.000% to 1.875% based upon the ratio of total debt to EBITDAX and the ratings of our senior unsecured debt as issued by Standard and Poor’s Rating Group and Moody’s Investor Service, Inc.

      The Revolving Credit Facility contains various covenants and default provisions applicable to us and our restricted subsidiaries, including two financial covenants that require us to maintain a current ratio of not less than 1.0 to 1.0 and a ratio of EBITDAX to consolidated interest expense for the preceding four consecutive fiscal quarters of not less than 3.0 to 1.0. Commitment fees under the Revolving Credit Facility range from 0.25% to 0.5% on the average daily amount of the available unused borrowing capacity based on the rating of our senior unsecured debt as issued by Standard and Poor’s Rating Group and Moody’s Investor Service, Inc.

      Under the terms of the Revolving Credit Facility we must meet certain tests before we are able to declare or pay any dividend on (other than dividends payable solely in equity interests of the Company other than disqualified stock), or make any payment of, or set apart assets for a sinking or other analogous fund for the purchase, redemption, defeasance, retirement or other acquisition of, any shares of any class of equity interests of us or any of our restricted subsidiaries, whether now or hereafter outstanding, or make any other distribution in respect thereof, either directly or indirectly, whether in cash or property or in obligations of the Company or any restricted subsidiary. Other covenants include restrictions on incurring additional indebtedness, liens, and guarantee obligations; limitations on fundamental changes and sales of assets; restrictions on making certain investments, loans or advances; limitations on optional redemption of subordinated indebtedness; restrictions on transacting with affiliates, changing lines of business and entering into certain hedging agreements; and limitations on sale and leasebacks and use of proceeds.

      As of June 30, 2003, we had no outstanding borrowings and letters of credit of approximately $104.5 million outstanding under the Revolving Credit Facility. Available unused borrowing capacity was approximately $365.5 million. The letters of credit were issued primarily in connection with the margin requirements of our oil and natural gas derivative contracts. The Revolving Credit Facility currently limits the outstanding letters of credit to $200 million. At August 1, 2003 we had no outstanding indebtedness and letters of credit of approximately $41.2 million.

     8 1/4% Senior Subordinated Notes Due 2011

      On April 3, 2003, we issued an additional $125 million of our Senior Subordinated Notes Due 2011 pursuant to Rule 144A and Regulation S under the Securities Act at a price of 106% of the principal amount, with accrued interest from November 1, 2002. The 2003 notes were issued as additional debt securities under the indenture pursuant to which on November 5, 2001, we issued $275 million of our 8 1/4% Senior Subordinated Notes Due 2011 and on December 17, 2002, we issued $300 million in additional principal amount of our 8 1/4% Senior Subordinated Notes Due 2011. All of the 2001 and 2002 notes were subsequently exchanged on March 14, 2002 and March 12, 2003, respectively, for equal principal amounts of notes having substantially identical terms and registered under the Securities Act. All of our 8 1/4% Senior Subordinated Notes Due 2011 constitute a single class of debt securities under the indenture relating to these notes. These notes are senior subordinated unsecured obligations of Westport and are jointly and severally guaranteed, on a senior subordinated basis, by some of our existing and future restricted subsidiaries. These notes mature on November 1, 2011. We pay interest on these notes semiannually on May 1 and November 1. We used the proceeds from the sale of the 2003 notes to redeem all of our outstanding 8 7/8% Senior Subordinated Notes due 2007 (described below) and to reduce our indebtedness under the Revolving Credit Facility. We are entitled to redeem our 8 1/4% Senior Subordinated Notes Due 2011 in whole or in part on or after November 1, 2006 for the redemption price set forth in these notes. Prior to November 1, 2006, we are entitled to redeem these notes, in whole but not in part, at a redemption price equal to the principal amount of the notes plus a premium. There is no sinking fund for these notes. We have agreed to file an exchange offer registration statement, or under certain circumstances, a shelf registration statement, pursuant to a registration rights agreement relating to the 2003 notes. We filed an exchange offer registration statement on June 4, 2003 relating to the 2003 notes. In the event we fail, among other things, to effect the registration statement or consummate the exchange offer relating to the 2003 notes on a timely basis, we will pay additional interest on such notes.

      The indenture governing the 8 1/4% Senior Subordinated Notes Due 2011 limits what we and our restricted subsidiaries do, including:

•	incur additional indebtedness;

•	pay dividends on our capital stock or redeem, repurchase or retire our capital stock or subordinated indebtedness;

•	make investments;

•	incur liens;

•	create any consensual limitation on the ability of our restricted subsidiaries to pay dividends, make loans or transfer property to us;

•	engage in transactions with our affiliates;

•	sell assets, including capital stock of our subsidiaries; and

•	consolidate, merge or transfer assets.

      During any period that the 8 1/4% Senior Subordinated Notes Due 2011 have investment grade ratings from both Moody’s Investors Service, Inc. and Standard and Poor’s Ratings Group and no default has occurred and is continuing, the foregoing covenants will cease to be in effect with the exception of covenants that contain limitations on liens and on, among other things, certain consolidations, mergers and transfers of assets. These notes do not currently qualify as investment grade.

8 7/8% Senior Subordinated Notes due 2007

      In connection with the Merger, we assumed $147 million face amount of Belco’s 8 7/8% Senior Subordinated Notes due 2007. On November 1, 2001, approximately $24.3 million face amount of the notes was tendered to us pursuant to the change of control provisions of the related indenture. The tender price was equal to 101% of the principal amount of each note plus accrued and unpaid interest as of

October 29, 2001. Including the premium and accrued interest, the total amount paid was $24.8 million. We used borrowings under our previous revolving credit facility to fund the repayment. No gain or loss was recorded in connection with the redemption, as the fair value of the 8 7/8% Senior Subordinated Notes due 2007 recorded in connection with the Merger equaled the redemption cost. On May 5, 2003 we redeemed all of our outstanding 8 7/8% Senior Subordinated Notes due 2007 in the aggregate principal amount of approximately $123 million. Including the premium and accrued interest, the total amount paid was $129.7 million. The redemption was funded with the proceeds from the offering of $125 million of our 8 1/4% Senior Subordinated Notes Due 2011 issued on April 3, 2003. The remaining proceeds were used to reduce our indebtedness under the Revolving Credit Facility.

Capital Expenditures

      We anticipate that our capital expenditures for 2003 will be approximately $270 million. We anticipate that our primary cash requirements for 2003 will include funding development projects, exploration and general working capital needs. For the first six months of 2003, we had capital expenditures of $112.1 million excluding geological and geophysical costs incurred of $9.3 million.

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

Special Note Regarding Forward-Looking Statements

      Our disclosure and analysis in this report, including information incorporated by reference, includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or Securities Act, Section 21E of the Securities Exchange Act of 1934, as amended, or Exchange Act, and the Private Securities Litigation Reform Act of 1995, that are subject to risks and uncertainties. Forward-looking statements give our current expectations and projections relating to the financial condition, results of operations, plans, objectives, future performance and business of Westport and its subsidiaries. You can identify these statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe” and other words and expressions of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events. All statements other than statements of historical facts included in this report that address activities, events or developments that we expect, believe or anticipate will or may occur in the future are forward-looking statements and include, among other things, statements relating to:

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

      As of June 30, 2003, we had substantial derivative financial instruments outstanding and related to our price risk management program. See “Note 4” to our consolidated financial statements in Item 1 of this Report for additional details on our oil and natural gas related transactions in effect as of June 30, 2003. For more information on our interest rate swaps in effect as of June 30, 2003, see “Note 3” to our consolidated financial statements in Item 1 of this Report.

Item 4.	Controls and Procedures

      Our management, with the participation of our Chairman of the Board and Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer) have concluded, based on their evaluation as of the end of the period covered by this report, that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

      There were no changes in our internal controls over financial reporting during the period covered by this report that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

      Westport Oil and Gas Company, L.P., our indirect wholly-owned subsidiary, is a defendant in a case brought in July 2001 against its predecessor, Belco Energy Corp., in the district court of Sweetwater County, Wyoming. The complaint seeks damages on behalf of a purported class of royalty owners for alleged improper deduction, valuation and reporting under the Wyoming Royalty Payment Act in connection with royalty payments made by Belco on production from wells it operates in the Moxa Arch area of the Green River Basin. Plaintiffs have advised us that they calculate the amount of damages allegedly owed by Belco to be approximately $1,165,000, which includes attorneys fees and litigation costs. We have denied liability for any of these damages and believe that we have valid defenses to plaintiffs’ claims. Class certification and discovery have been stayed pending the decision by the Wyoming Supreme Court in a case involving unrelated parties that may have a bearing on this case and other similar cases filed by plaintiffs against other oil and gas industry operators in the Green River Basin. Settlement discussions have occurred with plaintiffs. We believe that our potential liability with respect to this proceeding is not material in the aggregate to our financial position, results of operations or cash flows. Accordingly, we have not established a reserve for loss in connection with this proceeding.

      Westport Oil and Gas Company, L.P. is also a party to an appeal filed by Uintah County, Utah, to the determination by the Utah State Tax Commission of the taxable value of our tangible real property in Uintah County for the 2003 tax year. This property was included in the assets we acquired in December 2002 from affiliates of El Paso Corporation. The Property Tax Division assessed a taxable value of $117,381,602 for our tangible real property in Uintah County based upon the future net value of the proved producing reserves and a value for lease and well equipment. We believe that this assessment was in accordance with applicable regulations and historic practice. Uintah County appealed that assessment, claiming that the taxable value should be $517,000,000, which it claims to be the “fair market value” of the taxable property. The County’s figure is based on the adjusted purchase price of the El Paso assets. Such adjusted purchase price included significant proved undeveloped reserves and non-proved reserves, which are not generally subject to assessment under existing regulations and practice, as well as non-operated working interests and mid-stream assets, which are generally taxed to third-party operators or otherwise subject to separate assessment. We believe that Uintah County’s position is not consistent with applicable law or existing practice and that the original assessment of the Property Tax Division will be upheld. We have not established a reserve for loss in connection with this proceeding.

      From time to time, we may be a party to various other legal proceedings. Except as discussed herein, we are not currently party to any material pending legal proceedings.

Item 2.	Changes in Securities and Use of Proceeds.

      (a) During the quarter ended June 30, 2003, we issued 264,416 shares of our common stock, including 5,000 shares of restricted stock and issued 50,387 shares of our common stock in connection with the exercise of options granted pursuant to the 2000 Stock Incentive Plan. We also issued 22,270 shares of our common stock in connection with the exercise of options granted pursuant to the Belco 1996 Stock Incentive Plan and issued 186,163 shares of our common stock in connection with the exercise of options granted pursuant to the EPGC 2000 Stock Option Plan. We also issued 596 shares of our common stock to a director in lieu of cash for director fees.

      (b) On June 11, 2003 we paid the second quarter dividend for 2003 of $0.40625 per share per quarter on our 6 1/2% convertible preferred stock.

      (c) No equity securities of the Company were sold by the Company during the period covered by the report that were not registered under the Securities Act.

Item 3.	Defaults Upon Senior Securities.

      None.

Item 4.	Submission of Matters to a Vote of Security Holders.

      (a) The Company held its Annual Meeting of Stockholders on May 22, 2003.

      (b) Robert A. Haas, David L. Porges and Donald D. Wolf were elected to continue to serve as Class 2 directors of the Company.

      (c) Two proposals were approved by stockholders at the Annual Meeting, with the following vote tabulation:

Proposal No. 1 — Election of Directors.

Director	For	Withheld

Robert A. Haas	57,273,288	1,156,877
David L. Porges	57,272,288	1,157,877
Donald D. Wolf	57,273,288	1,156,877

Proposal No. 2 — To ratify the appointment of KPMG LLP as independent public accountant of the Company for the fiscal year ending December 31, 2003.

FOR	AGAINST	ABSTAIN

57,919,371	494,815	15,979

Item 5.	Other Information.

      None.

Item 6.	Exhibits and Reports on Form 8-K.

      (a) Exhibits. The following exhibits are filed as part of this Form 10-Q with the Securities and Exchange Commission:

2.1	Agreement and Plan of Merger, dated as of March 9, 2000, by and among Westport Oil and Gas Company, Inc., Westport Energy Corporation, Equitable Production Company, Equitable Production (Gulf) Company and EPGC Merger Sub Corporation (incorporated by reference to Exhibit 2.1 to the registration statement on Form S-1 (Registration No. 333-40422), filed on June 29, 2000).
2.2	Agreement and Plan of Merger, dated as of June 8, 2001, by and among Belco Oil & Gas Corp. and Westport Resources Corporation (incorporated by reference to Exhibit 2.1 to the registration statement on Form S-4/A (Registration No. 333-64320), filed on July 24, 2001).
3.1	Amended Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the registration statement on Form 8-A/A, filed on August 31, 2001).
3.2	Certificate of Amendment to Amended Articles of Incorporation of the Company, dated March 5, 2003 (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2003, filed on May 8, 2003).
3.3	Second Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the registration statement on Form 8-A/A, filed on August 31, 2001).
4.1	Specimen Certificate for shares of Common Stock of the Company (incorporated by reference to Exhibit 4.1 to the registration statement on Form 8-A/A, filed on August 31, 2001).
4.2	Specimen Certificate for shares of 6 1/2% Convertible Preferred Stock of the Company (incorporated by reference to Exhibit 4 to the registration statement on Form 8-A/A, filed on August 31, 2001).

4.3		Certificate of Designations of 6 1/2% Convertible Preferred Stock, dated March 5, 1998 (incorporated by reference to Exhibit 4.1 to Belco’s Current Report on Form 8-K, filed on March 11, 1998).
4.4		Third Amended and Restated Shareholders Agreement, dated as of February 14, 2003, among the Company, Equitable Resources, Inc., Medicor Foundation, Westport Energy, LLC and certain stockholders named therein (incorporated by reference to Exhibit 4.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, filed on March 10, 2003).
4.5		Registration Right Agreement, dated as of April 3, 2003, among the Company, subsidiary guarantors party thereto and Lehman Brothers Inc. (incorporated by reference to Exhibit 4.7 to the Company’s registration statement on Form S-4 (File No. 333-105834), filed on June 4, 2003).
4.6		Third Supplemental Indenture, dated as of April 3, 2003, among the Company, subsidiary guarantors party thereto and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.11 to the Company’s registration statement on Form S-4 (File No. 333-105834), filed on June 4, 2003).
*10	.1	Change in Control Severance Protection Agreement, effective as of June 1, 2003, between the Company and Peter M. Mueller.
*31	.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer of the Company.
*31	.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer of the Company.
*32	.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer of the Company.
*32	.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer of the Company.

*	Filed herewith

      (b) Reports on Form 8-K:

(i) Current Report on Form 8-K (Item 9), filed on May 7, 2003;

(ii) Current Report on Form 8-K (Item 5), filed on June 3, 2003; and

(iii) Current Report on Form 8-K (Item 5), filed on June 10, 2003.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WESTPORT RESOURCES CORPORATION

Date: August 14, 2003	By: /s/ DONALD D. WOLF Name: Donald D. Wolf Title: Chairman of the Board and Chief Executive Officer

Date: August 14, 2003	By: /s/ LON MCCAIN Name: Lon McCain Title: Vice President, Chief Financial Officer and Treasurer

EXHIBIT INDEX

No. of
Exhibit		Description

2.1		Agreement and Plan of Merger, dated as of March 9, 2000, by and among Westport Oil and Gas Company, Inc., Westport Energy Corporation, Equitable Production Company, Equitable Production (Gulf) Company and EPGC Merger Sub Corporation (incorporated by reference to Exhibit 2.1 to the registration statement on Form S-1 (Registration No. 333-40422), filed on June 29, 2000).
2.2		Agreement and Plan of Merger, dated as of June 8, 2001, by and among Belco Oil & Gas Corp. and Westport Resources Corporation (incorporated by reference to Exhibit 2.1 to the registration statement on Form S-4/A (Registration No. 333-64320), filed on July 24, 2001).
3.1		Amended Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the registration statement on Form 8-A/A, filed on August 31, 2001).
3.2		Certificate of Amendment to Amended Articles of Incorporation of the Company, dated March 5, 2003 (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2003, filed on May 8, 2003).
3.3		Second Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the registration statement on Form 8-A/A, filed on August 31, 2001).
4.1		Specimen Certificate for shares of Common Stock of the Company (incorporated by reference to Exhibit 4.1 to the registration statement on Form 8-A/A, filed on August 31, 2001).
4.2		Specimen Certificate for shares of 6 1/2% Convertible Preferred Stock of the Company (incorporated by reference to Exhibit 4 to the registration statement on Form 8-A/A, filed on August 31, 2001).
4.3		Certificate of Designations of 6 1/2% Convertible Preferred Stock, dated March 5, 1998 (incorporated by reference to Exhibit 4.1 to Belco’s Current Report on Form 8-K, filed on March 11, 1998).
4.4		Third Amended and Restated Shareholders Agreement, dated as of February 14, 2003, among the Company, Equitable Resources, Inc., Medicor Foundation, Westport Energy, LLC and certain stockholders named therein (incorporated by reference to Exhibit 4.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, filed on March 10, 2003).
4.5		Registration Right Agreement, dated as of April 3, 2003, among the Company, subsidiary guarantors party thereto and Lehman Brothers Inc. (incorporated by reference to Exhibit 4.7 to the Company’s registration statement on Form S-4 (File No. 333-105834), filed on June 4, 2003).
4.6		Third Supplemental Indenture, dated as of April 3, 2003, among the Company, subsidiary guarantors party thereto and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.11 to the Company’s registration statement on Form S-4 (File No. 333-105834), filed on June 4, 2003).
*10	.1	Change in Control Severance Protection Agreement, effective as of June 1, 2003, between the Company and Peter M. Mueller.
*31	.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer of the Company.
*31	.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer of the Company.
*32	.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer of the Company.
*32	.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer of the Company.

*	Filed herewith.