Form 10-Q
period 2003-09-30
WESTPORT RESOURCES CORP /NV/
filed 2003-11-14
CIK 889005

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

or

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

      67,347,957 shares of the issuer’s common stock, par value $0.01 per share, were outstanding as of November 3, 2003.

WESTPORT RESOURCES CORPORATION TABLE OF CONTENTS
PART I -- FINANCIAL INFORMATION
CONSOLIDATED BALANCE SHEETS
CONSOLIDATED STATEMENTS OF OPERATIONS
CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
CONDENSED CONSOLIDATING BALANCE SHEET September 30, 2003
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS For the Nine Months Ended September 30, 2003
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS For the Nine Months Ended September 30, 2003
CONDENSED CONSOLIDATING BALANCE SHEET
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
PART II -- OTHER INFORMATION
SIGNATURES
EXHIBIT INDEX
EX-3.3 Third Amended and Restated Bylaws
EX-4.5 Termination and Voting Agreement
EX-4.6 Registration Rights Agreement
EX-10.1 First Amendment to Credit Agreement
EX-31.1 Certification Pursuant to Section 302
EX-31.2 Certification Pursuant to Section 302
EX-32.1 Certification Pursuant to Section 906
EX-32.2 Certification Pursuant to Section 906

WESTPORT RESOURCES CORPORATION

i

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

WESTPORT RESOURCES CORPORATION

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2003	2002

	(Unaudited)

	(In thousands,
	except share data)
ASSETS
Current Assets:
Cash and cash equivalents	$127,378	$42,761
Accounts receivable, net	83,542	73,549
Derivative assets	6,609	14,861
Prepaid expenses	15,659	13,358

Total current assets	233,188	144,529

Property and equipment, at cost:
Oil and natural gas properties, successful efforts method:
Proved properties	2,325,242	2,138,471
Unproved properties	93,697	104,430

	2,418,939	2,242,901
Less accumulated depletion, depreciation and amortization	(659,239)	(481,396)

Net oil and gas properties	1,759,700	1,761,505

Field services assets	39,446	39,185
Less accumulated depreciation	(838)	—

Net field services assets	38,608	39,185

Building and other office furniture and equipment	10,708	9,686
Less accumulated depreciation	(4,425)	(3,933)

Net building and other office furniture and equipment	6,283	5,753

Other assets:
Long-term derivative assets	26,160	14,824
Goodwill	244,640	246,712
Other assets	19,086	21,033

Total other assets	289,886	282,569

Total assets	$2,327,665	$2,233,541

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$50,239	$51,158
Accrued expenses	55,219	39,209
Ad valorem taxes payable	19,431	8,988
Derivative liabilities	63,389	56,156
Income taxes payable	11,077	86
Current asset retirement obligation	7,968	—

Total current liabilities	207,323	155,597
Long-term debt	726,469	799,358
Deferred income taxes	133,997	124,530
Long term derivative liabilities	35,360	21,305
Long term asset retirement obligation	50,812	745

Total liabilities	1,153,961	1,101,535

Stockholders’ equity:
6 1/2% convertible preferred stock, $.01 par value; 10,000,000 shares authorized; 2,930,000 issued and outstanding at September 30, 2003 and December 31, 2002, respectively	29	29
Common stock, $0.01 par value; 100,000,000 authorized; 67,306,590 and 66,823,830 shares issued and outstanding at September 30, 2003 and December 31, 2002, respectively	673	668
Additional paid-in capital	1,157,661	1,150,345
Treasury stock-at cost; 38,326 and 33,617 shares at September 30, 2003 and December 31, 2002, respectively	(576)	(469)
Retained earnings	57,101	2
Accumulated other comprehensive income:
Deferred hedge loss, net	(41,023)	(18,408)
Cumulative translation adjustment	(161)	(161)

Total stockholders’ equity	1,173,704	1,132,006

Total liabilities and stockholders’ equity	$2,327,665	$2,233,541

The accompanying notes are an integral part of these consolidated financial statements.

WESTPORT RESOURCES CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

	(In thousands, except per share amounts)
	(Unaudited)
Operating revenues:
Oil and natural gas sales	$201,701	$105,423	$615,704	$294,612
Hedge settlements	(22,091)	(1,849)	(85,976)	1,509
Gathering income	1,074	—	3,066	—
Commodity price risk management activities:
Non-hedge settlements	1,250	—	1,973	822
Non-hedge change in fair value of derivatives	4,810	(663)	8,032	(8,885)
Gain (loss) on sale of operating assets, net	21	137	6,487	(1,731)

Net revenues	186,765	103,048	549,286	286,327

Operating costs and expenses:
Lease operating expenses	24,038	23,477	76,406	67,381
Production taxes	11,204	5,209	35,626	16,845
Transportation costs	3,202	2,179	10,580	5,952
Gathering expenses	525	—	2,173	—
Exploration	13,571	3,596	39,242	21,638
Depletion, depreciation and amortization	67,824	47,686	195,925	147,066
Impairment of proved properties	—	—	977	—
Impairment of unproved properties	2,605	2,788	17,778	9,078
Stock compensation expense, net	603	1,860	2,753	1,954
General and administrative	7,364	5,650	22,135	17,079

Total operating expenses	130,936	92,445	403,595	286,993

Operating income (loss)	55,829	10,603	145,691	(666)
Other income (expense):
Interest expense	(15,457)	(7,542)	(44,857)	(23,891)
Interest income	129	172	510	373
Change in fair value of interest rate swap	—	—	—	226
Loss on debt retirement	—	—	(920)	—
Other	165	176	498	497

Income (loss) before income taxes	40,666	3,409	100,922	(23,461)

Benefit (provision) for income taxes:
Current	(12,407)	—	(12,407)	—
Deferred	(2,436)	(1,244)	(24,429)	8,563

Total benefit (provision) for income taxes	(14,843)	(1,244)	(36,836)	8,563

Net income (loss) before cumulative effect of change in accounting principle	25,823	2,165	64,086	(14,898)
Cumulative effect of change in accounting principle (net of tax effect of $1,962)	—	—	(3,414)	—

Net income (loss)	25,823	2,165	60,672	(14,898)
Preferred stock dividends	(1,191)	(1,191)	(3,573)	(3,572)

Net income (loss) available to common stockholders	$24,632	$974	$57,099	$(18,470)

Weighted average number of common shares outstanding:
Basic	67,235	52,144	67,036	52,118

Diluted	68,210	52,646	67,929	52,118

Net income (loss) per common share:
Basic:
Net income (loss) before cumulative effect of change in accounting principle	$.37	$.02	$.90	$(.35)
Cumulative effect of change in accounting principle	—	—	(.05)	—

Net income (loss) available to common stockholders	$.37	$.02	$.85	$(.35)

Diluted:
Net income (loss) before cumulative effect of change in accounting principle	$.36	$.02	$.89	$(.35)
Cumulative effect of change in accounting principle	—	—	(.05)	—

Net income (loss) available to common stockholders	$.36	$.02	$.84	$(.35)

The accompanying notes are an integral part of these consolidated financial statements.

WESTPORT RESOURCES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months
	Ended September 30,

	2003	2002

	(In thousands)
	(Unaudited)
Cash flows from operating activities:
Net income (loss)	$60,672	$(14,898)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depletion, depreciation and amortization	195,925	147,066
Exploratory dry hole costs	26,332	12,359
Impairment of proved properties	977	—
Impairment of unproved properties	17,778	9,078
Deferred income taxes	24,429	(8,563)
Stock compensation expense	2,753	1,954
Change in fair value of derivatives	2,137	8,992
Amortization of deferred financing fees	908	782
Gain on sale of operating assets, net	(6,487)	1,731
Cumulative change in accounting principle, net of tax	3,414	—
Other	(133)	20
Changes in assets and liabilities, net of effects of acquisitions:
Decrease (increase) in accounts receivable	(17,346)	17,893
Increase in prepaid expenses	(1,928)	(2,219)
Decrease in net derivative liabilities	(15,568)	(7,187)
Decrease in accounts payable	(843)	(15,136)
Increase in ad valorem taxes payable	10,443	2,161
Increase (decrease) in income taxes payable	10,991	(44)
Increase in accrued expenses	17,711	6,669
Decrease in other liabilities	(827)	(818)

Net cash provided by operating activities	331,338	159,840

Cash flows from investing activities:
Additions to property and equipment	(194,537)	(104,918)
Proceeds from sales of assets	13,352	10,552
Acquisitions of oil and gas properties and purchase price adjustments	9,416	(168,528)
Other	—	(81)

Net cash used in investing activities	(171,769)	(262,975)

Cash flows from financing activities:
Proceeds from issuance of common stock	4,557	1,074
Proceeds from issuance of long-term debt	151,875	155,000
Repayment of long term debt	(226,311)	(45,000)
Preferred stock dividends paid	(3,572)	(3,572)
Repurchase of common stock	(106)	(61)
Loss on retirement of debt	(920)	—
Gain on interest swap cancellation	—	3,705
Financing fees	(475)	(322)

Net cash provided by (used in) financing activities	(74,952)	110,824

Net increase in cash and cash equivalents	84,617	7,689
Cash and cash equivalents, beginning of period	42,761	27,584

Cash and cash equivalents, end of period	$127,378	$35,273

Supplemental cash flow information:
Cash paid for interest	$34,006	$23,862

Cash paid for income taxes	$3	$44

The accompanying notes are an integral part of these consolidated financial statements.

WESTPORT RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Nature of Business

      On August 21, 2001, the stockholders of each of Westport Resources Corporation, a Delaware corporation (“Old Westport”), and Belco Oil & Gas Corp., a Nevada corporation (“Belco”), approved the Agreement and Plan of Merger dated as of June 8, 2001 (the “Merger Agreement”), between Belco and Old Westport. Pursuant to the Merger Agreement, Old Westport was merged with and into Belco (the “Merger”), with Belco surviving as the legal entity and changing its name to Westport Resources Corporation (the “Company” or “Westport”). The Merger was accounted for as a purchase transaction for financial accounting purposes. Because former Old Westport stockholders owned a majority of the outstanding Westport common stock immediately after the Merger, the Merger was accounted for as a reverse acquisition in which Old Westport purchased Belco. Westport began consolidating the results of Belco with its results as of the August 21, 2001 closing date. Business activities of the Company include oil and natural gas exploitation, acquisition and exploration activities, primarily in the Rocky Mountains, the Gulf Coast, the West Texas/ Mid-Continent area and the Gulf of Mexico.

2.	Unaudited Consolidated Financial Statements

      In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring items) necessary to present fairly the financial position of the Company as of September 30, 2003 and the results of its operations and cash flows for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to the Securities and Exchange Commission’s rules and regulations. Certain amounts reported in the prior year consolidated financial statements have been reclassified to correspond to the current year presentation. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. Management believes the disclosures made are adequate to ensure that the information is not misleading, and suggests that these financial statements be read in conjunction with the Company’s December 31, 2002 audited financial statements set forth in the Company’s Form 10-K.

3.	Debt

      Long-term debt consisted of:

	September 30,	December 31,
	2003	2002

	(In thousands)
8 1/4% Senior Subordinated Notes Due 2011	$726,469 (1)	$591,771	(2)
8 7/8% Senior Subordinated Notes due 2007	—	127,587	(3)
Revolving Credit Facility due on December 16, 2006	—	80,000

	726,469	799,358
Less current portion	—	—

	$726,469	$799,358

(1)	The balance of the 8 1/4% Senior Subordinated Notes Due 2011 as of September 30, 2003 reflects the aggregate face amount of $700 million plus $14.7 million related to the premium recorded in connection with the issuance of 8 1/4% Senior Subordinated Notes Due 2011 on December 17, 2002 and April 3, 2003 (see 8 1/4% Senior Subordinated Notes Due 2011 below) and an increase of $11.8 million related to fair market value adjustments recorded as a result of the Company’s interest rate swaps accounted for as fair value hedges. See Interest Rate Swaps — Hedges below.

(2)	The balance of the 8 1/4% Senior Subordinated Notes Due 2011 as of December 31, 2002 reflects an increase of $8.9 million related to the premium recorded in connection with the issuance of 8 1/4% Senior Subordinated Notes Due 2011 on December 17, 2002 (see 8 1/4% Senior Subordinated

WESTPORT RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Notes Due 2011 below) and an increase of $7.9 million related to fair market value adjustments recorded as a result of the Company’s interest rate swaps accounted for as fair value hedges. The face amount of the notes at December 31, 2002 was $575.0 million. See Interest Rate Swaps — Hedges below.

(3)	There was no balance outstanding with respect to the 8 7/8% Senior Subordinated Notes due 2007 as of September 30, 2003, since all of these notes were redeemed on May 5, 2003. The balance of the 8 7/8% Senior Subordinated Notes due 2007 as of December 31, 2002 reflects an increase of $3.5 million related to the gain on the cancellation of the fair market value hedge, which is amortized over the life of the notes. The face amount of the 8 7/8% Senior Subordinated Notes due 2007 at December 31, 2002 was $122.7 million. See 8 7/8% Senior Subordinated Notes due 2007 below.

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

      Advances under the Revolving Credit Facility are in the form of either an ABR loan or a Eurodollar loan. The interest on an ABR loan is a fluctuating rate based upon the highest of:

•	the rate of interest announced by JPMorgan Chase Bank, as its prime rate;

•	the secondary market rate for three month certificates of deposits plus 1%; or

•	the Federal funds effective rate plus 0.5%

plus a margin of 0% to 0.625%, in each case, based upon the ratio of total debt to EBITDAX, as defined below, and the ratings of the Company’s senior unsecured debt as issued by Standard and Poor’s Rating Group and Moody’s Investor Services, Inc. EBITDAX is a financial measure calculated on the basis of methodologies other than GAAP. For purposes of the Revolving Credit Facility, EBITDAX is defined to mean net income of the Company and its restricted subsidiaries determined on a consolidated basis in accordance with GAAP, plus (a) to the extent deducted from revenues in determining consolidated net income, (i) the aggregate amount of consolidated interest expense, (ii) the aggregate amount of letter of credit fees paid, (iii) the aggregate amount of income tax expense and (iv) all amounts attributable to depreciation, depletion, exploration, amortization and other non-cash charges and expenses, minus (b) to the extent included in revenues in determining consolidated net income, all non-cash extraordinary income, in each case determined on a consolidated basis in accordance with GAAP and without duplication of amounts.

      The interest on a Eurodollar loan is a fluctuating rate based upon the rate at which Eurodollar deposits in the London interbank market are quoted plus a margin of 1.000% to 1.875% based upon the ratio of total debt to EBITDAX and the ratings of the Company’s senior unsecured debt as issued by Standard and Poor’s Rating Group and Moody’s Investor Service, Inc.

      The Revolving Credit Facility contains various covenants and default provisions applicable to the Company and its restricted subsidiaries, including two financial covenants that require the Company to maintain a current ratio of not less than 1.0 to 1.0 and a ratio of EBITDAX to consolidated interest expense for the preceding four consecutive fiscal quarters of not less than 3.0 to 1.0. Commitment fees under the Revolving Credit Facility range from 0.25% to 0.5% on the average daily amount of the available unused borrowing capacity based on the rating of the Company’s senior unsecured debt as issued by

WESTPORT RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Standard and Poor’s Rating Group and Moody’s Investor Service, Inc. The Company was in compliance with such covenants at September 30, 2003.

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

      As of September 30, 2003, the Company had no outstanding indebtedness and had letters of credit of approximately $40.4 million outstanding under the Revolving Credit Facility. Available unused borrowing capacity was approximately $429.6 million. The letters of credit were issued primarily in connection with the margin requirements of the Company’s oil and natural gas derivative contracts. At September 30, 2003, the Revolving Credit Facility limited the outstanding letters of credit to $200 million.

8 1/4% Senior Subordinated Notes due 2011

      On April 3, 2003, the Company issued $125 million in additional principal amount of the 8 1/4% Senior Subordinated Notes Due 2011 pursuant to Rule 144A and Regulation S under the Securities Act of 1933 (the “Securities Act”) at a price of 106% of the principal amount, with accrued interest from November 1, 2002. The 2003 notes were issued as additional debt securities under the indenture pursuant to which, on November 5, 2001, the Company issued $275 million of 8 1/4% Senior Subordinated Notes Due 2011 and on December 17, 2002, the Company issued $300 million of 8 1/4% Senior Subordinated Notes Due 2011. All of the 2001 and 2002 notes were subsequently exchanged on March 14, 2002 and March 12, 2003, respectively, for equal principal amounts of notes having substantially identical terms and registered under the Securities Act. The proceeds from the 2003 notes were used to fund the redemption of the Company’s 8 7/8% Senior Subordinated Notes due 2007 (described below) on May 5, 2003 and to reduce the indebtedness under the Revolving Credit Facility. We have agreed to file an exchange offer registration statement, or under certain circumstances, a shelf registration statement, pursuant to a registration rights agreement relating to the 2003 notes. On June 4, 2003, the Company filed the exchange offer registration statement, as amended on September 12, 2003, relating to the 2003 notes. In the event the Company fails, among other things, to effect the registration statement or consummate the exchange offer relating to the 2003 notes on a timely basis, the Company will pay additional interest on such notes. See Note 9 — Subsequent Events below.

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

WESTPORT RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Interest Rate Swaps-Hedges

      The following table summarizes the interest rate swap contracts the Company currently has in place:

Notional Amount	Transaction Date	Expiration Date	Current Estimated Rate

$100 million	November 2001	November 1, 2011	LIBOR + 2.42%
$50 million	January 2003	November 1, 2011	LIBOR + 3.37%
$40 million	January 2003	November 1, 2011	LIBOR + 3.55%
$50 million	January 2003	November 1, 2011	LIBOR + 3.42%

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

      The interest rate swaps are fixed for floating swaps in that the Company receives the fixed rate of 8.25% and pays the floating rate. The floating rate is redetermined every six months based on the London Interbank Offered Rate (“LIBOR”) in effect at the contractual reset date. When LIBOR plus the applicable margin shown above is less than 8.25%, the Company receives a payment from the counterparty equal to the difference in rate times the notional amount. When LIBOR plus the applicable margin shown above is greater than 8.25%, the Company pays the counterparty the difference in rate times the notional amount. As of September 30, 2003, the Company recorded a derivative asset of $11.8 million related to the interest rate swap designated as a fair value hedge, with a corresponding debt increase. Based on the

WESTPORT RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

fair value of the interest rate swaps at September 30, 2003, the Company could expect to receive approximately $1.5 million per year through 2011.

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

      For the nine months ended September 30, 2003 and 2002, the Company reclassified approximately $86.0 million of hedging losses and $1.5 million of hedging gains, respectively, out of accumulated other comprehensive income into oil and gas sales revenues. The hedging losses and gains reclassified to revenues include cash losses of $88.6 million and $4.6 million for the nine months ended September 30, 2003 and 2002, respectively.

      The Company recorded non-hedge CPRM settlement gains of $2.0 million and $0.8 million for the nine months ended September 30, 2003 and 2002, respectively. The Company also recorded unrealized gain (loss) in fair value of non-hedge derivatives of $8.0 million, which included $1.4 million ineffectiveness loss, and ($8.9) million, which included $0.2 million ineffectiveness loss, for the nine months ended September 30, 2003 and 2002, respectively. The non-hedge CPRM settlements include cash losses of $0.8 million and $1.3 million for the nine months ended September 30, 2003 and 2002, respectively.

      As of September 30, 2003, the Company had the following CPRM transactions in place covering hedge and non-hedge positions:

•	1.2 Mmbbls of oil and 18.8 Bcf of natural gas subject to CPRM contracts for the remainder of 2003. Of these contracts, all of the oil and 16.0 Bcf of the natural gas contracts are subject to weighted average NYMEX floor prices of $23.20 per barrel and $3.78 per Mmbtu and weighted average NYMEX ceiling prices of $25.29 per barrel and $4.20 per Mmbtu, respectively, excluding the effect, if any, of the three-way floor price. Of the remaining 2003 natural gas CPRM contract settlements, 1.8 Bcf are calculated based on the Northwest Pipeline Rocky Mountain Index (“NWPRM”) at weighted average NWPRM floor and ceiling prices of $3.00 and $3.29, respectively, and 0.9 Bcf are calculated based on the Colorado Interstate Gas Index (“CIG”) at a weighted average swap price of $3.59. In addition, included in the 16.0 Bcf of natural gas contracts are basis swaps covering 3.4 Bcf of natural gas for 2003 that lock in the pricing differential between

WESTPORT RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NYMEX and NWPRM at a weighted average price differential of $0.67 per Mmbtu, 0.9 Bcf of natural gas for 2003 that lock in the pricing differential between NYMEX and CIG at a weighted average price differential of $0.95 per Mmbtu and 1.2 Bcf of natural gas for 2003 that lock in the pricing differential between CIG and NWPRM at a weighted average price differential of $0.42 per Mmbtu.

•	3.3 Mmbbls of oil and 56.6 Bcf of natural gas subject to CPRM contracts for 2004. Of these contracts, all of the oil and 45.7 Bcf of the natural gas contracts are subject to weighted average floor prices of $24.35 per barrel and $4.02 per Mmbtu and weighted average NYMEX ceiling prices of $25.38 per barrel and $4.20 per Mmbtu, respectively, excluding the effect, if any, of the three-way floor price. The remaining 2004 natural gas CPRM contract settlements are calculated based on the NWPRM Index with a weighted average swap price of $3.33 per Mmbtu. In addition, included in the 45.7 Bcf of natural gas contracts are basis swaps covering 3.7 Bcf of natural gas for 2004 that lock in the pricing differential between NYMEX and NWPRM at a weighted average price differential of $0.66 per Mmbtu and 5.5 Bcf of natural gas for 2004 that lock in the pricing differential between NYMEX and CIG at a weighted average price differential of $0.77.

•	1.1 Mmbbls of oil and 23.7 Bcf of natural gas subject to CPRM contracts for 2005 with a weighted average NYMEX floor price of $25.00 per barrel and $4.22 per Mmbtu and weighted average NYMEX ceiling price of $28.33 per barrel and $4.72 per Mmbtu. Included in the 23.7 Bcf of natural gas contracts are basis swaps covering 3.7 Bcf of natural gas for 2005 that lock in the pricing differential between NYMEX and NWPRM at a weighted average price differential of $0.78 Mmbtu.

•	0.4 Mmbbls of oil and 3.7 Bcf of natural gas subject to CPRM contracts for 2006 with a weighted average NYMEX floor price of $25.00 per barrel and $4.00 per Mmbtu and weighted average NYMEX ceiling price of $29.00 per barrel and $6.00 per Mmbtu.

      The tables below provide details about the volumes and prices of all open CPRM hedge and non-hedge commitments as of September 30, 2003:

	2003	2004	2005	2006

Hedges
Gas
NYMEX Price Swaps Sold — receive fixed price (thousand Mmbtu)(1)	8,098	25,620	16,425	—
Average price, per Mmbtu	$4.01	$4.22	$4.35	$—
NWPRM Price Swaps Sold — receive fixed price (thousand Mmbtu)(2)	—	10,980	—	—
Average price, per Mmbtu	$—	$3.33	$—	$—
CIG Price Swaps Sold — receive fixed price, per Mmbtu(3)	920	—	—	—
Average price, per Mmbtu	$3.59	$—	$—	$—
NYMEX Collars Sold (thousand Mmbtu)(4)	5,870	16,380	7,300	—
Average floor price, per Mmbtu	$3.61	$3.70	$3.93	$—
Average ceiling price, per Mmbtu	$4.29	$4.00	$5.54	$—
NWPRM Collars Sold (thousand Mmbtu)(5)	1,840	—	—	—
Average flooring price, per Mmbtu	$3.00	$—	$—	$—
Average ceiling price, per Mmbtu	$3.29	$—	$—	$—

WESTPORT RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2003	2004	2005	2006

NYMEX Three-way Collars (thousand Mmbtu)(4)(6)	2,024	3,660	—	3,650
Average floor price, per Mmbtu	$3.39	$4.00	$—	$4.00
Average ceiling price, per Mmbtu	$4.73	$5.00	$—	$6.00
Three-way average floor price, per Mmbtu	$2.22	$3.15	$—	$3.10
Basis Swaps versus NYMEX(7)
NWPRM (thousand Mmbtu)	3,374	3,660	3,650	—
Average differential price, per Mmbtu	$0.67	$0.66	$0.78	$—
CIG (thousand Mmbtu)	920	5,490	—	—
Average differential price, per Mmbtu	$0.95	$0.77	$—	$—
Oil
NYMEX Price Swaps Sold — receive fixed price (Mbbls)(1)	152	2,196	—	—
Average price, per bbl	$21.39	$24.61	$—	$—
NYMEX Collars Sold (Mbbls)(4)	495	—	—	—
Average floor price, per bbl	$24.95	$—	$—	$—
Average ceiling price, per bbl	$26.45	$—	$—	$—
NYMEX Three-way Collars (Mbbls)(4)(6)	501	1,098	1,095	365
Average floor price, per bbl	$23.17	$23.83	$25.00	$25.00
Average ceiling price, per bbl	$26.30	$26.92	$28.33	$29.00
Three-way average floor price, per bbl	$18.90	$19.00	$21.55	$21.75
Non-Hedges
Gas
Basis Swaps, Index versus Index(8)
NWPRM versus CIG (thousand Mmbtu)	1,240	—	—	—
Average differential price, per Mmbtu	$0.42	$—	$—	$—
Oil
NYMEX Price Swaps Sold, receive fixed price (Mbbls)(1)	75	—	—	—
Average price, per bbl	$18.86	$—	$—	$—
Estimated fair value of oil and gas derivatives as of September 30, 2003 (in thousands)	$(20,178)	$(50,752)	$(6,158)	$(727)

(1)	For any particular NYMEX swap sold transaction, the counterparty is required to make a payment to Westport in the event that the NYMEX Reference Price for any settlement period is less than the swap price for such hedge, and Westport is required to make a payment to the counterparty in the event that the NYMEX Reference Price for any settlement period is greater than the swap price for such hedge.

(2)	For any particular NWPRM swap sold transaction, the counterparty is required to make a payment to Westport in the event that the NWPRM Index Price for any settlement period is less than the swap price for such hedge, and Westport is required to make a payment to the counterparty in the event that the NWPRM Index Price for any settlement period is greater than the swap price for such hedge.

(3)	For any particular CIG swap sold transaction, the counterparty is required to make a payment to Westport in the event that the CIG Index Price for any settlement period is less than the swap price

WESTPORT RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

WESTPORT RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following sets forth the calculation of basic and diluted earnings per share:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,

	2003	2002	2003	2002

	(In thousands, except per share amounts)
Net income (loss) per share:
Net income (loss) before cumulative effect of change in accounting principle	$25,823	$2,165	$64,086	$(14,898)
Cumulative change in accounting principle	—	—	(3,414)	—

Net income (loss)	25,823	2,165	60,672	(14,898)
Preferred stock dividends	(1,191)	(1,191)	(3,573)	(3,572)

Net income (loss) available to common stockholder	$24,632	$974	$57,099	$(18,470)
Weighted average common shares outstanding	67,235	52,144	67,036	52,118
Add dilutive effects of employee stock options	975	502	893	—

Weighted average common shares outstanding including the effects of dilutive securities	68,210	52,646	67,929	52,118

Basic earnings (loss) per share common before cumulative effect of change in accounting principle	$0.37	$0.02	$0.90	$(.35)

Basic earnings (loss) per common share	$0.37	$0.02	$0.85	$(.35)

Diluted earnings (loss) per common share before cumulative effect of change in accounting principle	$0.36	$0.02	$0.89	$(.35)

Diluted earnings (loss) per common share	$0.36	$0.02	$0.84	$(.35)

WESTPORT RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Comprehensive Income (Loss)

      The Company follows SFAS No. 130, “Reporting Comprehensive Income,” which establishes standards for reporting comprehensive income. In addition to net income, comprehensive income includes all changes in equity during a period, except those resulting from investments and distributions to the owners of the Company. The components of other comprehensive income for the nine months ended September 30, 2003 and 2002, respectively, are as follows:

	For the Nine Months Ended			For the Nine Months Ended
	September 30, 2003			September 30, 2002

		Tax			Tax
	Before	(Expense)	Net of	Before	(Expense)	Net of
	Tax	Benefit	Tax	Tax	Benefit	Tax

	(In thousands)
Net income (loss) available to common stockholders	$93,935	$(36,836)	$57,099	$(27,033)	$8,563	$(18,470)
Other comprehensive income Change in fair value of derivative hedging instruments	(121,590)	44,380	(77,210)	(21,370)	7,800	(13,570)
Enron non-cash settlements reclassified to income	(1,535)	560	(975)	(1,411)	515	(896)
Hedge settlements reclassified to income	87,511	(31,941)	55,570	(98)	36	(62)

Comprehensive income (loss)	$58,321	$(23,837)	$34,484	$(49,912)	$16,914	$(32,998)

6.	Stock Compensation

      The Company has elected to continue following Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and has elected to adopt the disclosure provisions of SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” Had compensation costs for the Company’s options been determined based on the fair value at the grant dates consistent with SFAS No. 123, the Company’s net income would have been decreased and the net loss would have been increased to the pro forma amounts indicated below:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30

	2003	2002	2003	2002

	(In thousands, except per share amounts)
Net income (loss) available to common stockholders
As reported	$24,632	$974	$57,099	$(18,470)
Pro forma	23,760	(90)	52,455	(23,775)
Basic net income (loss) per common share
As reported	$0.37	$0.02	$0.85	$(0.35)
Pro forma	0.35	0.00	0.78	(0.46)
Diluted net income (loss) per common share
As reported	$0.36	$0.02	$0.84	$(0.35)
Pro forma	0.35	0.00	0.77	(0.46)

7.	Recent Accounting Pronouncements

      In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 requires entities to record the fair value of liabilities for retirement obligations of acquired assets. SFAS No. 143 is effective for fiscal years beginning

WESTPORT RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

after June 15, 2002. The Company adopted SFAS No. 143 on January 1, 2003 and recorded a cumulative effect of a change in accounting principle on prior years of $3.4 million, net of tax effects, related to the depreciation and accretion expense that would have been reported had the fair value of the asset retirement obligations, and corresponding increase in the carrying amount of the related long-lived assets, been recorded when incurred. The Company’s asset retirement obligations arise from the plugging and abandonment liabilities for its oil and gas wells and offshore platform facilities. On January 1, 2003 the Company also recorded $58.7 million of asset retirement obligations (using a 7.6% discount rate), an increase in the carrying amount of its oil and gas properties of $49.6 million and a decrease to accumulated depreciation of $3.8 million. Changes to the Company’s asset retirement obligations from January 1 to September 30 of 2003 are presented below:

2003

(In thousands)
Asset retirement obligation — January 1	$58,735
Accretion	3,156
Additions	438
Settlements	(3,549)

Asset retirement obligation — September 30	58,780
Less: Current asset retirement obligation	(7,968)

Long-term asset retirement obligation	$50,812

The Company’s current and long-term asset retirement obligations are included in current asset retirement liabilities and long-term asset retirement liabilities, respectively, on the accompanying September 30, 2003 consolidated balance sheet.

      The pro forma effects of the application of SFAS No. 143, as if the Statement had been adopted net of tax on January 1, 2002 (rather than January 1, 2003), are presented below:

	Pro Forma for the		Pro Forma for the
	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

	(In thousands, except per share amounts)
Net income (loss) available to common stockholders
As reported	$24,632	$974	$57,099	$(18,470)
Pro forma	24,632	726	60,513	(21,884)
Basic net income (loss) per common share
As reported	$0.37	$0.02	$0.85	$(0.35)
Pro forma	0.37	0.01	0.90	(0.42)
Diluted net income (loss) per common share
As reported	$0.36	$0.02	$0.84	$(0.35)
Pro forma	0.36	0.01	0.89	(0.42)

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

WESTPORT RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-based Compensation — Transition and Disclosure.” SFAS No. 148 amends FASB No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair-value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on the reported results. The provisions of SFAS No. 148 has no material impact on the Company, as the Company does not plan to adopt the fair-value method of accounting for stock options at the current time.

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

WESTPORT RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” SFAS No. 150 changes the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. FASB No. 150 requires that those instruments be classified as liabilities in statements of financial position. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 has not had any effect on the Company’s financial position or results of operations.

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

	For the Nine Months Ended September 30,

				Gulf of	Corporate &
	Northern	Western	Southern	Mexico	Unallocated		Consolidated

	(In thousands)
2003
Revenues	$135,937	$94,038	$223,707	$173,548	$(77,944	)(1)	$549,286
DD&A	30,671	18,899	69,106	76,757	492		195,925
Impairment of proved properties	106	—	188	683	—		977
Impairment of unproved properties	3,045	61	2,460	12,212	—		17,778
Profit (loss)	56,406	48,524	87,406	34,553	(81,198)		145,691
Expenditures for assets, net	29,513	42,886	43,006	68,693	1,023		185,121
2002
Revenues	$90,486	$—	$108,737	$93,658	$(6,554	)(1)	$286,327
DD&A	34,100	—	55,893	56,744	329		147,066
Impairment of unproved properties	3,842	—	2,095	3,141	—		9,078
Profit (loss)	13,944	—	1,398	(7,056)	(8,952)		(666)
Expenditures for assets, net	62,657	—	150,261	59,236	1,292		273,446

(1)	Corporate and unallocated revenues consist of non-hedge and hedge settlements, and non-hedge change in fair value of derivatives.

WESTPORT RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	For the Three Months Ended September 30,

				Gulf of	Corporate &
	Northern	Western	Southern	Mexico	Unallocated		Consolidated

	(In thousands)
2003
Revenues	$42,949	$34,726	$70,421	$55,950	$(17,281	)(1)	$186,765
DD&A	9,949	7,108	23,704	26,884	179		67,824
Impairment of unproved properties	983	61	1,060	501	—		2,605
Profit (loss)	16,923	20,039	22,943	13,994	(18,070)		55,829
Expenditures for assets, net	15,142	17,158	18,924	21,394	434		73,052
2002
Revenues	$33,006	$—	$38,788	$33,766	$(2,512	)(1)	$103,048
DD&A	11,597	—	17,600	18,386	103		47,686
Impairment of unproved properties	840	—	2	1,946	—		2,788
Profit	7,492	—	4,388	3,198	(4,475)		10,603
Expenditures for assets, net	5,372	—	136,537	17,220	245		159,374

(1)	Corporate and unallocated revenues consist of non-hedge and hedge settlements, and non-hedge change in fair value of derivatives

9.	Subsequent Events

Revolving Credit Facility

      On October 15, 2003, the Revolving Credit Facility was amended, increasing the borrowing base from $470 million to $500 million. The amendment also eliminates the limit on the outstanding letters of credit, provided that the amount of letters of credit outstanding on any date does not exceed the lesser of the aggregate commitments under the Revolving Credit Facility and the borrowing base then in effect, or if the borrowing base is not in effect on such date, the aggregate commitments under the Revolving Credit Facility. In addition, the amendment increased the basket allowed for purposes of providing cash collateral from $10 million to $20 million and deleted the requirement to file liens on properties if not rated BB+ and Ba1 at December 31, 2003.

8 1/4% Senior Subordinated Notes Due 2011

      Pursuant to the registration rights agreement relating to the 8 1/4% Senior Subordinated Notes Due 2011 issued on April 3, 2003, the Company agreed, among other things, to file an exchange offer registration statement and have such registration statement declared effective by the SEC by not later than September 30, 2003. The Company filed an exchange offer registration statement relating to the 2003 notes on June 4, 2003, as amended on September 12, 2003.

      The SEC is currently conducting an ordinary course review of the exchange offer registration statement and certain of the Company’s periodic filings incorporated therein by reference. As part of ongoing discussions with the SEC, the Company has agreed to supplement or revise various accounting, engineering and other disclosures in some of these filings. The Company expects the SEC’s review to be completed during the fourth quarter of 2003, and currently believes that any supplemental or revised disclosures to be included in amendments to any of its filings will not be material or have a significant impact on its historical financial statements. It is possible that the SEC’s review will require the Company to make additional changes to its filings and the discussion herein reflects the Company’s best current knowledge and understanding of the review process.

WESTPORT RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company will pay additional interest of 0.5% per annum on the 2003 notes, accruing from October 1, 2003 until such time as the SEC declares the registration statement relating to such notes effective and the Company consummates the exchange offer contemplated therein.

Agreement to Acquire South Texas Natural Gas Assets

      On November 6, 2003 the Company agreed to purchase from privately held United Resources oil and gas assets located in South Texas for a purchase price of approximately $350 million, subject to certain purchase price adjustments. The Company estimates the proved reserves of the properties as of December 1, 2003 to be approximately 211 Bcfe, of which 97% is natural gas and 60% is proved developed. The properties are currently producing approximately 78 Mmcfe/d of which the Company will operate approximately 86% of the net production once the transaction is consummated. The Company expects to close the transaction in December of 2003 using cash and borrowings under the Revolving Credit Facility to fund the acquisition.

10.	Condensed Consolidated Financial Statements of Subsidiary Guarantors

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
September 30, 2003

	Parent	Subsidiary
	Company	Guarantors	Eliminations	Consolidated

	(In thousands)
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$8,959	$118,419	$—	$127,378
Accounts receivable, net	19,706	63,836	—	83,542
Intercompany receivable	1,322,418	—	(1,322,418)	—
Derivative assets	6,609	—	—	6,609
Prepaid expenses	6,176	9,483	—	15,659

Total current assets	1,363,868	191,738	(1,322,418)	233,188

Property and equipment, at cost:
Oil and natural gas properties, successful efforts method:
Proved properties	393,279	1,931,963	—	2,325,242
Unproved properties	19,839	73,858	—	93,697
Field services assets	—	39,446	—	39,446
Building and other office furniture and equipment	673	10,035	—	10,708

	413,791	2,055,302	—	2,469,093
Less accumulated depletion, depreciation and amortization	(186,858)	(477,644)	—	(664,502)

Net property and equipment	226,933	1,577,658	—	1,804,591

Other assets:
Long-term derivative assets	26,160	—	—	26,160
Goodwill	—	244,640	—	244,640
Other assets	19,086	—	—	19,086

Total other assets	45,246	244,640	—	289,886

Total assets	$1,636,047	$2,014,036	$(1,322,418)	$2,327,665

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$5,965	$44,274	$—	$50,239
Accrued expenses	30,388	24,831	—	55,219
Ad valorem taxes payable	1	19,430	—	19,431
Intercompany payable	—	1,322,418	(1,322,418)	—
Derivative liabilities	63,389	—	—	63,389
Income taxes payable	—	11,077	—	11,077
Other current liabilities	4,047	3,921	—	7,968

Total current liabilities	103,790	1,425,951	(1,322,418)	207,323
Long-term debt	726,469	—	—	726,469
Deferred income taxes	(62,998)	196,995	—	133,997
Long-term derivative liabilities	35,360	—	—	35,360
Other liabilities	15,882	34,930	—	50,812

Total liabilities	818,503	1,657,876	(1,322,418)	1,153,961

Stockholders’ equity:
Preferred stock	29	—	—	29
Common stock	673	3	(3)	673
Additional paid-in capital	958,505	199,153	3	1,157,661
Treasury stock	(576)	—	—	(576)
Retained earnings	(100,064)	157,165	—	57,101
Accumulated other comprehensive income	(41,023)	(161)	—	(41,184)

Total stockholders’ equity	817,544	356,160	—	1,173,704

Total liabilities and stockholders’ equity	$1,636,047	$2,014,036	$(1,322,418)	$2,327,665

WESTPORT RESOURCES CORPORATION

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Nine Months Ended September 30, 2003

	Parent	Subsidiary
	Company	Guarantors	Eliminations	Consolidated

	(In thousands)
	(Unaudited)
Operating revenues:
Oil and natural gas sales	$129,283	$486,421	$—	$615,704
Hedge settlements	(85,976)	—	—	(85,976)
Gathering and marketing income	—	3,066	—	3,066
Non-hedge settlements	1,973	—	—	1,973
Non-hedge change in fair value of derivatives	8,032	—	—	8,032
Loss on sale of operating assets, net	3	6,484	—	6,487

Net revenues	53,315	495,971	—	549,286

Operating costs and expenses:
Lease operating expense	9,590	66,816	—	76,406
Production taxes	2	35,624	—	35,626
Transportation costs	578	10,002	—	10,580
Gathering and marketing expense	—	2,173	—	2,173
Exploration	21,340	17,902	—	39,242
Depletion, depreciation and amortization	61,021	134,904	—	195,925
Impairment of proved properties	—	977	—	977
Impairment of unproved properties	9,997	7,781	—	17,778
Stock compensation expense	2,753	—	—	2,753
General and administrative	5,648	16,487	—	22,135

Total operating expenses	110,929	292,666	—	403,595

Operating income (loss)	(57,614)	203,305	—	145,691
Other income (expense):
Interest expense	(44,838)	(19)	—	(44,857)
Interest income	176	334	—	510
Loss on debt retirement	(920)	—	—	(920)
Other	41	457	—	498

Income (loss) before income taxes	(103,155)	204,077	—	100,922

Provision for income taxes:
Current	—	(12,407)	—	(12,407)
Deferred	37,652	(62,081)	—	(24,429)

Total provision for income taxes	37,652	(74,488)	—	(36,836)

Net income before cumulative change in accounting principle	(65,503)	129,589	—	64,086
Preferred stock dividends	(3,573)	—	—	(3,573)
Cumulative effect of change in accounting principle	1,765	(5,179)	—	(3,414)

Net income available to common stockholders	$(67,311)	$124,410	$—	$57,099

WESTPORT RESOURCES CORPORATION

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Nine Months Ended September 30, 2003

	Parent	Subsidiary
	Company	Guarantors	Eliminations	Consolidated

	(In thousands)
	(Unaudited)
Cash flows from operating activities:
Net income (loss)	$(63,738)	$124,410	$—	$60,672
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depletion, depreciation and amortization	61,021	134,904	—	195,925
Exploration dry hole costs	14,021	12,311	—	26,332
Impairment of proved properties	—	977	—	977
Impairment of unproved properties	9,997	7,781	—	17,778
Deferred income taxes	(37,652)	62,081	—	24,429
Stock compensation expense	2,753	—	—	2,753
Change in fair value of derivatives	2,137	—	—	2,137
Amortization of deferred financing fees	908	—	—	908
Loss on sale of operating assets, net	(3)	(6,484)	—	(6,487)
Cumulative change in accounting principal, net of tax	(1,765)	5,179	—	3,414
Other	(133)	—	—	(133)
Changes in asset and liabilities, net of effects of acquisitions:
Decrease (increase) in accounts receivable	8,174	(25,520)	—	(17,346)
Decrease (increase) in prepaid expenses	1,744	(3,672)	—	(1,928)
Decrease in net derivative liabilities	(15,568)	—	—	(15,568)
Increase (decrease) in accounts payable	(9,336)	8,493	—	(843)
Increase in ad valorem taxes payable	3	10,440	—	10,443
Increase (decrease) in income taxes payable	—	10,991	—	10,991
Increase (decrease) in accrued expenses	16,620	1,091	—	17,711
Decrease in other liabilities	(36)	(791)	—	(827)

Net cash provided by (used in) operating activities	(10,853)	342,191	—	331,338

Cash flows from investing activities:
Additions to property and equipment	(60,797)	(133,740)	—	(194,537)
Proceeds from sales of assets	3	13,349	—	13,352
Decrease in intercompany receivable	—	(152,977)	152,977	—
Acquisitions of oil and gas properties	—	9,416	—	9,416

Net cash provided by (used in) investing activities	(60,794)	(263,952)	152,977	(171,769)

Cash flows from financing activities:
Proceeds from issuance of common stock	4,557	—	—	4,557
Repurchase of common stock	(106)	—	—	(106)
Proceeds from issuance of long-term debt	151,875	—	—	151,875
Repayment of long term debt	(226,311)	—	—	(226,311)
Preferred stock dividends paid	(3,572)	—	—	(3,572)
Loss on retirement of debt	(920)	—	—	(920)
Financing fees	(475)	—	—	(475)
Decrease in intercompany payable	152,977	—	(152,977)	—

Net cash provided by (used in) financing activities	78,025	—	(152,977)	(74,952)

Net increase in cash and cash equivalents	6,378	78,239	—	84,617
Cash and cash equivalents, beginning of period	2,581	40,180	—	42,761

Cash and cash equivalents, end of period	$8,959	$118,419	$—	$127,378

WESTPORT RESOURCES CORPORATION

CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2002

		Subsidiary
	Parent Company	Guarantors	Eliminations	Consolidated

	(In thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$2,581	$40,180	$—	$42,761
Accounts receivable, net	27,880	45,669	—	73,549
Intercompany receivable	1,475,393	—	(1,475,393)	—
Derivative assets	14,861	—	—	14,861
Prepaid expenses	7,922	5,436	—	13,358

Total current assets	1,528,637	91,285	(1,475,393)	144,529

Property and equipment, at cost:
Oil and natural gas properties, successful efforts method:
Proved properties	339,947	1,798,524	—	2,138,471
Unproved properties	29,252	75,178	—	104,430
Field services assets	—	39,185	—	39,185
Building and other office furniture and equipment	620	9,066	—	9,686

	369,819	1,921,953	—	2,291,772
Less accumulated depletion, depreciation and amortization	(131,946)	(353,383)	—	(485,329)

Net property and equipment	237,873	1,568,570	—	1,806,443

Other assets:
Long-term derivative assets	14,824	—	—	14,824
Goodwill	—	246,712	—	246,712
Other assets	21,033	—	—	21,033

Total other assets	35,857	246,712	—	282,569

Total assets	$1,802,367	$1,906,567	$(1,475,393)	$2,233,541

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$15,301	$35,857	$—	$51,158
Accrued expenses	23,354	15,855	—	39,209
Ad valorem taxes payable	(2)	8,990	—	8,988
Intercompany payable	—	1,475,393	(1,475,393)	—
Derivative liabilities	56,156	—	—	56,156
Income taxes payable	—	86	—	86
Other current liabilities	—	—	—	—

Total current liabilities	94,809	1,536,181	(1,475,393)	155,597
Long-term debt	799,358	—	—	799,358
Deferred income taxes	(13,361)	137,891	—	124,530
Long-term derivative liabilities	21,305	—	—	21,305
Other liabilities	—	745	—	745

Total liabilities	902,111	1,674,817	(1,475,393)	1,101,535

Stockholders’ equity:
Preferred stock	29	—	—	29
Common stock	668	3	(3)	668
Additional paid-in capital	951,189	199,153	3	1,150,345
Treasury stock	(469)	—	—	(469)
Retained earnings	(32,753)	32,755	—	2
Accumulated other comprehensive income	(18,408)	(161)	—	(18,569)

Total stockholders’ equity	900,256	231,750	—	1,132,006

Total liabilities and stockholders’ equity	$1,802,367	$1,906,567	$(1,475,393)	$2,233,541

WESTPORT RESOURCES CORPORATION

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Nine Months Ended September 30, 2002

		Subsidiary
	Parent Company	Guarantors	Eliminations	Consolidated

	(In thousands)
	(Unaudited)
Operating revenues:
Oil and natural gas sales	$52,007	$242,605	$—	$294,612
Hedge settlements	1,509	—	—	1,509
Non-hedge settlements	822	—	—	822
Non-hedge change in fair value of derivatives	(8,885)	—	—	(8,885)
Loss on sale of operating assets, net	—	(1,731)	—	(1,731)

Net revenues	45,453	240,874	—	286,327

Operating costs and expenses:
Lease operating expense	10,306	57,075	—	67,381
Production taxes	4	16,841	—	16,845
Transportation costs	202	5,750	—	5,952
Exploration	14,264	7,374	—	21,638
Depletion, depreciation and amortization	32,014	115,052	—	147,066
Impairment of unproved properties	2,182	6,896	—	9,078
Stock compensation expense	1,954	—	—	1,954
General and administrative	4,501	12,578	—	17,079

Total operating expenses	65,427	221,566	—	286,993

Operating income	(19,974)	19,308	—	(666)
Other income (expense):
Interest expense	(23,663)	(228)	—	(23,891)
Interest income	100	273	—	373
Change in fair value of interest rate swap	—	226	—	226
Other	462	35	—	497

Income before income taxes	(43,075)	19,614	—	(23,461)

Provision for income taxes:
Current	—	—	—	—
Deferred	15,722	(7,159)	—	8,563

Total provision for income taxes	15,722	(7,159)	—	8,563

Net income	(27,353)	12,455	—	(14,898)
Preferred stock dividends	(3,572)	—	—	(3,572)

Net loss available to common stock	$(30,925)	$12,455	$—	$(18,470)

WESTPORT RESOURCES CORPORATION

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Nine Months Ended September 30, 2002

	Parent	Subsidiary
	Company	Guarantors	Eliminations	Consolidated

	(In thousands)
	(Unaudited)
Cash flows from operating activities:
Net income (loss)	$(27,353)	$12,455	$—	$(14,898)
Adjustments to reconcile net income to net cash provided by operating activities:
Depletion, depreciation and amortization	32,014	115,052	—	147,066
Exploration dry hole costs	7,102	5,257	—	12,359
Impairment of unproved properties	2,182	6,896	—	9,078
Deferred income taxes	(15,722)	7,159	—	(8,563)
Stock compensation expense	1,954	—	—	1,954
Change in fair value of derivatives	8,992	—	—	8,992
Amortization of derivative liabilities	(7,187)	—	—	(7,187)
Amortization of financing fees	782	—	—	782
Loss on sale of operating assets, net	—	1,731	—	1,731
Other	20	—	—	20
Changes in asset and liabilities, net of effects of Acquisitions:
Decrease (increase) in accounts receivable	(701)	18,594	—	17,893
Increase in prepaid expenses	(1,145)	(1,074)	—	(2,219)
Decrease in accounts payable	(626)	(14,510)	—	(15,136)
Increase (decrease) in ad valorem taxes payable	(1)	2,162	—	2,161
Decrease in income taxes payable	—	(44)	—	(44)
Increase in accrued expenses	1,798	4,871	—	6,669
Decrease in other liabilities	—	(818)	—	(818)

Net cash provided by (used in) operating activities	2,109	157,731	—	159,840

Cash flows from investing activities:
Additions to property and equipment	(48,491)	(56,427)	—	(104,918)
Proceeds from sale of assets	—	10,552	—	10,552
Increase in intercompany receivable	(66,984)	—	66,984	—
Acquisitions of oil and gas properties	(328)	(168,200)	—	(168,528)
Other	—	(81)	—	(81)

Net cash used in investing activities	(115,803)	(214,156)	66,984	(262,975)

Cash flows from financing activities:
Proceeds from issuance of common stock	1,074	—	—	1,074
Repurchase of common stock	(61)	—	—	(61)
Proceeds from long-term debt	155,000	—	—	155,000
Repayment of long term debt	(45,000)	—	—	(45,000)
Preferred stock dividend	(3,572)	—	—	(3,572)
Gain on interest rate swap cancellation	3,705	—	—	3,705
Financing fees	(322)	—	—	(322)
Increase in intercompany payable	—	66,984	(66,984)	—

Net cash provided by (used in) financing activities	110,824	66,984	(66,984)	110,824

Net increase in cash and cash equivalents	(2,870)	10,559	—	7,689
Cash and cash equivalents, beginning of period	13,804	13,780	—	27,584

Cash and cash equivalents, end of period	$10,934	$24,339	$—	$35,273

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

•	Impairment of Proved Oil and Gas Properties. We review our long-lived proved properties to be held and used whenever management judges that events or circumstances indicate that the recorded carrying value of the properties may not be recoverable. Management assesses whether or not an impairment provision is necessary based upon management’s outlook of future commodity prices and net cash flows that may be generated by the properties. Proved oil and gas properties are reviewed for impairment on a field-by-field basis, which is the lowest level at which depletion of proved properties is calculated.

•	Impairment of Goodwill. Goodwill of a reporting unit is tested for impairment on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. Management assesses whether or not an impairment provision is necessary based upon comparing the fair value of a reporting unit with its carrying value including goodwill. The factors used to determine fair value include estimates of reserves, future commodity prices, future production estimates, anticipated capital expenditures, and a discount rate commensurate with the risk associated with realizing the expected future cash flows. Management has chosen to use the traditional present value approach to determine the fair value as opposed to the expected present value method. In the traditional present value approach, a single set of estimated cash flows and a single interest rate (commensurate with the risk) are used to estimate fair value. In the expected present value approach, multiple cash flow scenarios reflecting the range of possible outcomes and a risk-free rate are used to estimate fair value. Using the expected present value method could result in different (and possibly higher) impairment charges than those calculated using the traditional present value method.

•	Impairment of Unproved Oil and Gas Properties. Management periodically assesses individually significant unproved oil and gas properties for impairment, on a project-by-project basis. Management’s assessment of the results of exploration activities, commodity price outlooks, planned future sales or expiration of all or a portion of such projects impact the amount and timing of impairment provisions.

•	Commodity Derivative Instruments and Hedging Activities. We periodically enter into commodity derivative contracts and fixed-price physical contracts to manage our exposure to oil and natural gas price volatility. We primarily utilize basis swaps, price swaps, futures contracts or collars, which are generally placed with major financial institutions or with counterparties of high credit quality that we believe are minimal credit risks. The oil and natural gas reference prices of these commodity derivatives contracts are based upon crude oil and natural gas futures, which have a high degree of historical correlation with actual prices we receive. On January 1, 2001, we adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” Under SFAS No. 133 all derivative instruments are recorded on the balance sheet at fair value. Changes in the derivative’s fair value are recognized currently in earnings unless specific hedge accounting criteria are met. For qualifying cash flow hedges, the gain or loss on the derivative is deferred in accumulated other comprehensive income (loss) to the extent the hedge is effective. For qualifying fair value hedges, the gain or loss on the derivative is offset by related results of the hedged item in the income statement. Gains and losses on hedging instruments included in accumulated other comprehensive income (loss) are reclassified to oil and natural gas sales revenue in the period that the related production is delivered. Derivative contracts that do not qualify for hedge accounting treatment are recorded as derivative assets and liabilities at market value in the consolidated balance sheet, and the associated unrealized gains and losses are recorded as current expense or income in the

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

Recent Accounting Developments

      In June 2001, the FASB issued SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 addresses accounting and reporting for business combinations and is effective for all business combinations initiated after June 30, 2001. SFAS No. 142 addresses the accounting and reporting for acquired goodwill and other intangible assets.

      A reporting issue has arisen regarding the application of certain provisions of SFAS No. 141 and SFAS No. 142 to companies in the extractive industries, including oil and natural gas companies. The issue is whether SFAS No. 142 requires registrants to classify the costs of mineral rights associated with extracting oil and natural gas as intangible assets in the balance sheet, apart from other capitalized oil and natural gas property costs, and to provide specific footnote disclosures. Historically, we have included the costs of mineral/ drilling rights associated with extracting oil and natural gas as tangible assets and as a component of oil and natural gas properties. If it is ultimately determined that SFAS No. 142 requires oil and natural gas companies to classify costs of mineral rights associated with extracting oil and natural gas as a separate intangible asset line item on the balance sheet, we would be required to reclassify the amounts as follows:

	September 30,	December 31,
	2003	2002

INTANGIBLE ASSETS:
Proved leasehold acquisition costs	$1,130,566,094	$1,089,490,035
Unproved leasehold acquisition costs	93,696,642	104,430,055

Total leasehold acquisition costs	1,224,262,736	1,193,920,090
Less accumulated depletion	(214,847,596)	(168,081,488)

Net leasehold acquisition costs	$1,009,415,140	$1,025,838,602

      Our cash flows and results of operations would not be affected since such intangible assets would continue to be depleted and assessed for impairment in accordance with SFAS No. 144. Further, we do not believe the classification of the costs of mineral rights associated with extracting oil and natural gas as intangible assets would have any impact on our compliance with covenants under our debt agreements.

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

      We assess our proved properties on a field-by-field basis for impairment, in accordance with the provisions of SFAS No. 144, “Accounting for the Impairment of Long Lived Assets and for Long Lived Assets to be Disposed of,” whenever events or circumstances indicate that the capitalized costs of oil and natural gas properties may not be recoverable. We estimate the expected future cash flows of our oil and gas properties on a field-by-field basis and compare such future cash flows to the carrying amount of the oil and gas properties to determine if the carrying amount is recoverable. If the carrying amount exceeds the estimated undiscounted future cash flows, we will adjust the carrying amount of the oil and gas properties to fair value. The factors used to determine fair value include estimates of reserves, future commodity prices, future production estimates, anticipated capital expenditures, and a discount rate commensurate with the risk associated with realizing the expected future cash flows. Future changes on any of the above referenced factors could result in us recording proved property impairment charges in future periods. Management has chosen to use the traditional present value approach to determine the fair value as opposed to the expected present value method. In the traditional present value approach, a single set of estimated cash flow and a single interest rate (commensurate with the risk) are used to estimate fair value. In the expected present value approach, multiple cash flow scenarios reflecting the range of possible outcomes and a risk-free rate are used to estimate fair value. Using the expected present value method could result in different (and possibly higher) amounts for property impairments than those calculated using the traditional present value method.

      We periodically assess our unproved properties to determine if any such properties require any impairment. Factors leading to recording unproved impairments include lease expirations and an assessment of the lack of exploration opportunities existing on a lease. Such assessment is based on, among other things, the fair value of properties located in the same area as the unproved property and our intent to pursue additional exploration opportunities on such property. Future changes in any of the above referenced factors could result in us recording unproved property impairment charges in future periods.

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

      On March 1, 2002 we purchased producing oil and natural gas properties located in the Williston Basin in North Dakota and Montana for approximately $39 million. We operate over 70% of these properties. Operations from the properties were included in our results starting on March 1, 2002.

      On September 30, 2002, we acquired oil and natural gas properties located in Southeast Texas for a total cash purchase price of approximately $122 million. We operate substantially all of these properties. Operations from the properties were included in our results starting on October 1, 2002.

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

Results of Operations

      The following table sets forth certain operational data for the periods presented:

Summary Data

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,

	2003	2002	2003	2002

	(In thousands)
Production
Oil (Mbbls)	2,041	2,002	6,028	5,899
Natural gas (Mmcf)	29,949	19,244	86,503	59,873
Mmcfe	42,195	31,256	122,671	95,267
Average Daily Production
Oil (Mbbls/d)	22.2	21.8	22.1	21.6
Natural gas (Mmcf/d)	325.5	209.2	316.9	219.3
Mmcfe/d	458.6	339.7	449.3	349.0

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,

	2003	2002	2003	2002

	(In thousands)
Average Prices
Oil (per bbl)	$28.68	$26.06	$29.11	$22.92
Natural gas (per Mcf)	4.78	2.77	5.09	2.66
Price (per Mcfe)	4.78	3.37	5.02	3.09
Hedging effect (per bbl)	(2.45)	(.59)	(3.17)	0.11
Hedging effect (per Mcf)	(0.57)	(.03)	(0.77)	0.01
Hedging effect (per Mcfe)	(0.52)	(.06)	(0.70)	0.02
Oil and natural gas sales	$201,701	$105,423	$615,704	$294,612
Lease operating expense	24,038	23,477	76,406	67,381
Per Mcfe	0.57	0.75	0.62	0.71
Production taxes	11,204	5,209	35,626	16,845
Per Mcfe	0.27	0.17	0.29	0.18
Transportation costs	3,202	2,179	10,580	5,952
Per Mcfe	0.08	0.07	0.09	0.06
General and administrative costs	7,364	5,650	22,135	17,079
Per Mcfe	0.17	0.18	0.18	0.18
Depletion, depreciation and amortization	67,824	47,686	195,925	147,066
Per Mcfe	1.61	1.53	1.60	1.54

      The discussion below includes a comparison of our results of operations for the three months and nine months ended September 30, 2003 and 2002, respectively.

      Revenues. Oil and natural gas revenues for the three months ended September 30, 2003 increased by $96.3 million, or 91%, from $105.4 million to $201.7 million, compared to the three months ended September 30, 2002. Production from the acquired El Paso and Southeast Texas properties accounted for $51.8 million of the increase. The majority of the remaining increase in oil and natural gas revenues was due to increases of 10% and 73% in realized oil and natural gas prices, respectively, excluding the effects of hedging. Production volumes increased by 10.9 Bcfe, or 35%, from 31.3 Bcfe for the three months ended September 30, 2002 to 42.2 Bcfe for the three months ended September 30, 2003. Acquired El Paso and Southeast Texas properties accounted for 10.7 Bcfe of the increase. Approximately 0.9 Bcfe of the increase was attributable to a reversionary interest on certain Gulf of Mexico interests that were farmed out. Because of the terms of the farm out agreement, we do not anticipate recording more than 0.3 Bcfe per quarter related to this farmout in the future. Production volumes also increased due to drilling activity since September 30, 2002, which was offset by oil and natural gas production declines on existing wells. Hedging transactions decreased oil and natural gas revenues by $22.1 million, or $0.52 per Mcfe, for the three months ended September 30, 2003, and decreased oil and natural gas revenues by $1.8 million, or $0.06 per Mcfe, for the three months ended September 30, 2002. We typically hedge between 20% and 40% of our expected production one to two years into the future. We currently have approximately 60-70% of our expected 2003 production hedged to protect cash flow and return expectations on significant assets we acquired in late 2002.

      Oil and natural gas revenues for the nine months ended September 30, 2003 increased by $321.1 million, or 109%, from $294.6 million to $615.7 million, compared to the nine months ended September 30, 2002. Production from the acquired El Paso, Southeast Texas and Williston Basin properties accounted for $150.6 million of the increase. The majority of the remaining increase in oil and natural gas revenues was due to increases of 27% and 91% in realized oil and natural gas prices, respectively, excluding the effects of hedging. Production volumes increased by 27.4 Bcfe, or 29%, from 95.3 Bcfe for the nine months ended September 30, 2002 to 122.7 Bcfe for the nine months ended September 30, 2003. Acquired El Paso, Southeast Texas and Williston Basin properties accounted for 30.1 Bcfe of the increase. Production volumes also increased due to drilling activity since September 30,

2002, which activity was offset by oil and natural gas production declines on existing wells. Hedging transactions decreased oil and natural gas revenues by $86.0 million, or $0.70 per Mcfe, for the nine months ended September 30, 2003, and increased oil and natural gas revenues by $1.5 million, or $0.02 per Mcfe, for the nine months ended September 30, 2002.

      Commodity Price Risk Management Activities. We recorded a gain of $4.8 million in the non-hedge change in fair value of derivatives for the three months ended September 30, 2003, compared to a $0.7 million loss for the three months ended September 30, 2002. We recorded a gain of $1.3 million in non-hedge settlements of derivatives for the three months ended September 30, 2003, as compared to nothing for the three months ended September 30, 2002. The gains and losses relate to settlements of derivatives and changes in fair value of derivatives that under SFAS No. 133 do not qualify for hedge accounting or were not originally designated as hedges plus any ineffectiveness related to our hedges.

      We recorded a gain of $8.0 million in the non-hedge change in fair value of derivatives for the nine months ended September 30, 2003, compared to an $8.9 million loss for the nine months ended September 30, 2002. We recorded a gain of $2.0 million in non-hedge settlements of derivatives for the nine months ended September 30, 2003, as compared to a gain of $0.8 million for the nine months ended September 30, 2002. The gains and losses relate to settlements of derivatives and changes in fair value of derivatives that under SFAS No. 133 do not qualify for hedge accounting or were not originally designated as hedges plus any ineffectiveness related to our hedges.

      Gain (Loss) on Sale of Operating Assets, Net. For the three months ended September 30, 2003 and 2002, we recorded net gains of $21,000 and $137,000, respectively, on sales of non-core onshore operating assets.

      For the nine months ended September 30, 2003 and 2002, we recorded a net gain of $6.5 million and a net loss of $1.7 million, respectively, on sales of non-core onshore operating assets.

      Gathering Income/ Expense. On December 17, 2002, as part of the El Paso Acquisition, we purchased gathering and compression facilities in the Greater Natural Buttes area in Utah. For the quarter ended September 30, 2003, we reported $1.1 million of gathering income and $0.5 million of gathering expense, or a margin of $0.6 million. The gathering income reflected in the consolidated statement of operations relates only to third-party natural gas flowing through our system. Intercompany sales of $1.7 million have been eliminated in our consolidated financial statements.

      For the nine months ended September 30, 2003, we reported $3.1 million of gathering income and $2.2 million of gathering expense, or a margin of $0.9 million. The gathering income reflected in the consolidated statement of operations relates only to third-party natural gas flowing through our system. Intercompany sales of $4.7 million have been eliminated in our consolidated financial statements. In addition, for the nine months ended September 30, 2003, gathering income and expense includes marketing revenue of $740,000 and marketing expense of $679,000, or a margin of $61,000 which primarily occurred in the first quarter of 2003. We do not expect to continue to engage in these marketing activities.

      Lease Operating Expense. Lease operating expense for the three months ended September 30, 2003 increased by $0.5 million, or 2%, from $23.5 million to $24.0 million, compared to the three months ended September 30, 2002. Lease operating expenses from the acquired El Paso and Southeast Texas properties accounted for $3.7 million of the increase. The increase in lease operating expenses was partially offset by a decrease in workovers of $2.3 million for the three months ended September 30, 2003, as compared to the three months ended September 30, 2002. On a per Mcfe basis, lease operating expense decreased from $0.75 to $0.57 from the 2002 to 2003 periods, respectively. The decrease on a per Mcfe basis was primarily due to a $0.07 per Mcfe decrease in workover activity in the Gulf of Mexico, Southern and Northern Divisions, compared to workovers performed during the comparable period of 2002. In addition, the El Paso natural gas properties located in the Western Division, which were acquired in December 2002, have lower lease operating costs per Mcfe than the properties in our other divisions.

      Lease operating expense for the nine months ended September 30, 2003 increased by $9.0 million, or 13%, from $67.4 million to $76.4 million, compared to the nine months ended September 30, 2002. Lease operating expenses from the acquired El Paso, Southeast Texas and Williston Basin properties accounted for $13.9 million of the increase. The increase in lease operating expenses was partially offset by a decrease in workovers of $3.3 million for the nine months ended September 30, 2003, as compared to the nine months ended September 30, 2002. On a per Mcfe basis, lease operating expense decreased from $0.71 for the nine months ended September 30, 2002 to $0.62 for the same period in 2003. The decrease on a per Mcfe basis was primarily due to a $0.07 per Mcfe decrease in workovers performed in the Gulf of Mexico Division during the nine months ended September 30, 2003, compared to workovers performed in the Gulf of Mexico Division during the comparable period of 2002. In addition, the El Paso natural gas properties located in the Western Division, which were acquired in December 2002, have lower lease operating costs per Mcfe than the properties in our other divisions.

      Production Taxes. Production taxes for the three months ended September 30, 2003 increased by $6.0 million, or 115%, from $5.2 million to $11.2 million, compared to the three months ended September 30, 2002. Production taxes from the acquired El Paso and Southeast Texas properties accounted for $3.9 million of the increase. The remaining increase was primarily due to the increase in oil and natural gas prices. As a percent of sales, production taxes were 6% and 5% for the three months ended September 30, 2003 and 2002, respectively. On a per Mcfe basis, production taxes increased from $0.17 to $0.27 for the three months ended September 30, 2002 and 2003, respectively. The increase in production taxes on a per Mcfe basis was primarily due to the increase in oil and natural gas prices and the acquired onshore El Paso and Southeast Texas properties.

      Production taxes for the nine months ended September 30, 2003 increased by $18.8 million, or 111%, from $16.8 million to $35.6 million, compared to the nine months ended September 30, 2002. Production taxes from the acquired El Paso, Southeast Texas and Williston Basin properties accounted for $12.4 million of the increase. The remaining increase was primarily due to the increase in oil and natural gas prices. Production taxes were 6% of sales in both of the nine months ended September 30, 2003 and 2002, respectively. On a per Mcfe basis, production taxes increased from $0.18 to $0.29 in the nine months ended September 30, 2002 and 2003, respectively. The increase in production taxes on a per Mcfe basis was primarily due to the increase in oil and natural gas prices and the acquired onshore El Paso, Southeast Texas and Williston Basin properties.

      Transportation Costs. Transportation costs for the three months ended September 30, 2003 increased by $1.0 million, or 47%, from $2.2 million to $3.2 million, compared to the three months ended September 30, 2002. The acquired El Paso and Southeast Texas properties accounted for an increase of $0.9 million.

      Transportation costs for the nine months ended September 30, 2003 increased by $4.6 million, or 78%, from $6.0 million to $10.6 million, compared to the nine months ended September 30, 2002. The acquired El Paso and Southeast Texas properties accounted for an increase of $3.8 million.

      Exploration Costs. Exploration costs for the three months ended September 30, 2003 increased by $10.0 million, or 277%, from $3.6 million to $13.6 million, compared to the three months ended September 30, 2002. Exploration costs for the nine months ended September 30, 2003 increased by $17.6 million, or 81%, from $21.6 million to $39.2 million, compared to the nine months ended September 30, 2002. Exploration costs for the three and nine months ended September 30, 2003 and 2002, respectively, are presented in the table below.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

	(In thousands)
Geological and geophysical costs	$1,605	$358	$10,934	$7,024
Unsuccessful property acquisitions	14	76	30	333
Delay rentals	548	598	1,946	1,922
Exploratory dry holes costs	11,404	2,564	26,332	12,359

	$13,571	$3,596	$39,242	$21,638

      The majority of the geological and geophysical costs pertain to the purchase of 3-D seismic data in the Southern Division for the three months ended September 30, 2003. For the three months ended

September 30, 2002, the geological and geophysical costs primarily relate to 3-D seismic data purchased in the Northern and Gulf of Mexico Divisions. Dry hole costs for the three months ended September 30, 2003 resulted from two high cost unsuccessful exploratory wells drilled in the Gulf of Mexico, three in Texas and one each in North Dakota and Wyoming. Dry hole costs for the three months ended September 30, 2002 resulted from one unsuccessful exploratory well drilled in the Gulf of Mexico.

      For the nine months ended September 30, 2003, the geological and geophysical costs represent 3-D seismic data purchased in the Gulf of Mexico and Southern Divisions. For the nine months ended September 30, 2002, the geological and geophysical costs primarily relate to 3-D seismic data purchased in the Gulf of Mexico. Dry hole costs for the nine months ended September 30, 2003 resulted from five high cost unsuccessful exploratory wells drilled in the Gulf of Mexico, five in Texas, two in Wyoming and one each in Colorado and North Dakota. Dry hole costs for the nine months ended September 30, 2002 resulted from five unsuccessful exploratory wells drilled in the Gulf of Mexico and two onshore.

      Depletion, Depreciation and Amortization (DD&A) Expense. DD&A expense increased $20.1 million for the three months ended September 30, 2003, from $47.7 million to $67.8 million, compared to the three months ended September 30, 2002. Depletion related to the acquired El Paso and Southeast Texas properties caused DD&A expense to increase $13.7 million. The remaining increase was primarily attributable to a loss of reserve volumes in the West Cameron 180/198 complex causing an increase in DD&A. On a per Mcfe basis, DD&A expense increased from $1.53 to $1.61 in the 2002 and 2003 periods, respectively. The increase was primarily due to the loss of reserve volumes in the West Cameron 180/198 complex.

      DD&A expense increased $48.8 million for the nine months ended September 30, 2003, from $147.1 million to $195.9 million, compared to the nine months ended September 30, 2002. Depletion related to the acquired El Paso, Southeast Texas and Williston Basin properties caused DD&A expense to increase $38.5 million. The remaining increase was primarily attributable to a loss of reserve volumes in the West Cameron 180/198 complex causing an increase in the DD&A rate. On a per Mcfe basis, DD&A expense increased from $1.54 to $1.60 in the 2002 and 2003 periods, respectively. The increase was primarily due to the loss of reserve volumes in the West Cameron 180/198 complex.

      Impairment of Proved Properties. No proved property impairments were recognized during the three-month periods ended September 30, 2003 or 2002 or the nine month period ended September 30, 2002. During the nine month period ended September 30, 2003, we recognized proved property impairments of $1.0 million. In the Gulf of Mexico, Southern and Northern Divisions we recorded impairments of $0.7 million, $0.2 million and $0.1 million, respectively, as a result of declines in oil and natural gas reserve values due to reserve volume reductions in underperforming fields.

      Impairment of Unproved Properties. During the three month period ended September 30, 2003, we recognized unproved property impairments of $2.6 million due to expired leases and from an assessment of the lack of exploration opportunities existing on such properties. In the Gulf of Mexico, Northern and Southern Divisions we recorded impairments of $0.5 million, $1.0 million and $1.1 million, respectively. During the three months ended September 30, 2002, we recognized unproved property impairments of $2.8 million. The impairments consisted of $2.0 million and $0.8 million recorded in the Gulf of Mexico and Northern Divisions, respectively.

      During the nine months ended September 30, 2003, we recognized unproved property impairments of $17.8 million due to expired leases and from an assessment relating to the lack of exploration opportunities existing on such properties. In the Gulf of Mexico, Northern and Southern Divisions we recorded impairments of $12.2 million, $3.0 million and $2.6 million, respectively. During the nine months ended September 30, 2002, we recognized unproved property impairments of $9.1 million. The impairments consisted of $3.9 million, $2.1 million and $3.1 million recorded in the Northern, Southern and Gulf of Mexico Divisions, respectively.

      Stock Compensation Expense. During the three months ended September 30, 2003, we recorded $0.5 million of stock compensation expense related to certain stock options as a result of applying FIN 44 and recorded $0.1 million in expense related to the issuance of restricted stock. During the three months ended September 30, 2002, we reduced stock compensation expense related to certain stock options previously recognized in prior periods by $1.8 million as a result of applying FIN 44 and recorded $0.1 million in expense related to the issuance of restricted stock.

      During the nine months ended September 30, 2003, we recorded $2.7 million of stock compensation expense related to certain stock options as a result of applying FIN 44 and recorded $0.1 million in expense related to the issuance of restricted stock. During the nine months ended September 30, 2002, we recorded $1.8 of stock compensation expense as a result of applying FIN 44 and recorded $0.2 million in expense related to the issuance of restricted stock.

      General and Administrative (G&A) Expense. G&A expense increased $1.7 million, or 30%, for the three months ended September 30, 2003, from $5.7 million to $7.4 million, compared to the three months ended September 30, 2002. The majority of the increase was due to additional staff required for the El Paso Acquisition causing an increase in payroll costs such as salaries and benefits. G&A expense per Mcfe of production decreased from $0.18 for the third quarter of 2002 to $0.17 in the third quarter of 2003.

      G&A expense increased $5.0 million, or 30%, for the nine months ended September 30, 2003, from $17.1 million to $22.1 million, compared to the nine months ended September 30, 2002. The majority of the increase was due to additional staff required for the El Paso Acquisition causing an increase in payroll costs such as salaries and benefits. G&A expense per Mcfe of production remained constant at $0.18 for the respective nine-month periods ended September 30, 2003 and 2002.

      Other Income (Expense). Other income (expense) for the three months ended September 30, 2003 was ($15.2) million, compared to ($7.2) million for the three months ended September 30, 2002. Interest expense increased $7.9 million for the three months ended September 30, 2003, compared to the three months ended September 30, 2002, as a result of the increase in the debt balances relating to the El Paso and Southeast Texas acquisitions.

      Other income (expense) for the nine months ended September 30, 2003 was ($44.8) million, compared to ($22.8) million for the nine months ended September 30, 2002. Interest expense increased $21.0 million for the nine months ended September 30 2003, compared to the nine months ended September 30, 2002, as a result of the increase in the debt balances relating to the El Paso and Southeast Texas acquisitions. We recorded a loss on debt retirement of $0.9 million related to the redemption of the 8 7/8% Senior Subordinated Notes due 2007 on May 5, 2003.

      Income Taxes. We recorded income tax expense of $14.8 million, of which $12.4 is current and $2.4 is deferred, for the three months ended September 30, 2003 and $1.2 million deferred tax expense for the three months ended September 30, 2002. The effective tax rate in both third quarter periods was 36.5%. The increase in current tax expense in the third quarter of 2003 is due to higher realized oil and natural gas prices and our reaching the limit on the amount of net operating loss carry forwards that we can utilize in the fiscal year ending December 31, 2003.

      We recorded income tax expense of $36.8 million, of which $12.4 is current and $24.4 is deferred, for the nine months ended September 30, 2003 and an $8.6 million deferred tax benefit for the nine months ended September 30, 2002. The effective tax rate in both nine-month periods was 36.5%. The increase in current tax expense in the nine-month period of 2003 is due to higher realized oil and natural gas prices and our reaching the limit on the amount of net operating loss carry forwards that we can utilize in the fiscal year ending December 31, 2003.

      Net Income (Loss) before Cumulative Effect of Change in Accounting Principle. Net income for the three months ended September 30, 2003 was $25.8 million, compared to net income of $2.2 million for the three months ended September 30, 2002. The variance was primarily attributable to the increase in net revenues of $83.7 million, which was offset by increases of $13.6 million in income tax expense, $38.5 million in operating expenses and $8.0 million in other expense.

      Net income for the nine months ended September 30, 2003 was $64.1 million, compared to net loss of $14.9 million for the nine months ended September 30, 2002. The variance was primarily attributable to the increase in net revenues of $263.0 million, which was offset by increases of $45.4 million in income tax expense, $116.6 million in operating expenses and $22.0 million in other expense.

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

      Net cash provided by operating activities was $331.3 million for the nine months ended September 30, 2003, compared to $159.8 million for the nine months ended September 30, 2002. Operating cash flow in the nine month period increased compared to the respective prior period due to increased oil and natural gas prices and production.

      Net cash used in investing activities was $171.8 million for the nine months ended September 30, 2003, compared to $263.0 million for the nine months ended September 30, 2002. Of this total for the nine months ended September 30, 2003, $194.5 million was used for exploitation and exploration activities offset by $9.4 million in acquisition purchase price adjustments and proceeds from sales of properties of $13.3 million. Investing activities for the nine months ended September 30, 2002 included $104.9 million for exploitation and exploration activities and $168.5 million for acquisitions, offset by proceeds from sales of properties of $10.6 million.

      Net cash used in financing activities was $75.0 million for the nine months ended September 30, 2003, compared to $110.8 million provided for the nine months ended September 30, 2002. Financing activities for the nine months ended September 30, 2003 consisted of $226.3 million in repayment of long-term debt, a $3.6 million preferred stock dividend payment, $0.9 million loss on debt retirement, a payment of $0.5 million in financing fees and a $0.1 million repurchase of common stock, offset by $151.9 million from the issuance of 8 1/4% Senior Subordinated Notes Due 2011 and borrowing of long-term debt and $4.6 million from issuance of common stock. Financing activities for the nine months ended September 30, 2002 consisted of $155.0 million in borrowings utilized for acquisition and development of oil and natural gas properties, $3.7 million from the gain on the cancellation of the 8 7/8% fair value interest rate swap and $1.1 million from issuance of common stock, offset by $45.0 million in repayment of long-term debt, a $3.6 million preferred stock dividend payment and a payment of $0.3 million in financing fees.

Financing Activity

Revolving Credit Facility

      On December 17, 2002, we entered into the Revolving Credit Facility with JPMorgan Chase Bank, Credit Suisse First Boston Corporation and certain other lenders party thereto, as amended on October 15, 2003, to replace our previous revolving credit facility. The Revolving Credit Facility provides for a maximum committed amount of $600 million and an initial borrowing base of approximately $470 million. The facility matures on December 16, 2006. In the past, we made borrowings under the Revolving Credit Facility to refinance our outstanding indebtedness under our previous revolving credit facility and to pay general corporate expenses.

      Advances under the Revolving Credit Facility are in the form of either an ABR loan or a Eurodollar loan. The interest on an ABR loan is a fluctuating rate based upon the highest of:

•	the rate of interest announced by JPMorgan Chase Bank, as its prime rate;

•	the secondary market rate for three month certificates of deposits plus 1%; or

•	the Federal funds effective rate plus 0.5%

plus a margin of 0% to 0.625%, in each case, based upon the ratio of total debt to EBITDAX, as defined below, and the ratings of our senior unsecured debt as issued by Standard and Poor’s Rating Group and

Moody’s Investor Services, Inc. EBITDAX is a non-GAAP financial measure, which for purposes of the Revolving Credit Facility, is defined to mean net income of the Company and its restricted subsidiaries determined on a consolidated basis in accordance with GAAP, plus (a) to the extent deducted from revenues in determining consolidated net income, (i) the aggregate amount of consolidated interest expense, (ii) the aggregate amount of letter of credit fees paid, (iii) the aggregate amount of income tax expense and (iv) all amounts attributable to depreciation, depletion, exploration, amortization and other non-cash charges and expenses, minus (b) to the extent included in revenues in determining consolidated net income, all non-cash extraordinary income, in each case determined on a consolidated basis in accordance with GAAP and without duplication of amounts.

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

      As of September 30, 2003, we had no outstanding borrowings and had letters of credit of approximately $40.4 million outstanding under the Revolving Credit Facility. Available unused borrowing capacity was approximately $429.6 million. The letters of credit were issued primarily in connection with the margin requirements of our oil and natural gas derivative contracts. Prior to the October 15, 2003 amendment, the Revolving Credit Facility limited the outstanding letters of credit to $200 million. As of October 15, 2003, the Revolving Credit Facility no longer imposes a limit on the outstanding letters of credit, provided that the amount of the letters of credit outstanding on any date does not exceed the lesser of the aggregate commitments under the Revolving Credit Facility and the borrowing base then in effect, or if the borrowing base is not in effect on such date, the aggregate commitments under the Revolving Credit Facility. At November 3, 2003 we had no outstanding indebtedness and had letters of credit of approximately $33.7 million.

      The October 15, 2003 amendment increased the borrowing base from $470 million to $500 million. The amendment also increased the basket allowed for purposes of providing cash collateral from $10 million to $20 million and deleted the requirement to file liens on properties if not rated BB+ and Ba1at December 31, 2003.

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

      Pursuant to the registration rights agreement relating to the 8 1/4% Senior Subordinated Notes Due 2011 issued on April 3, 2003, we agreed, among other things, to file an exchange offer registration statement and have such registration statement declared effective by the SEC by not later than September 30, 2003. We filed an exchange offer registration statement relating to the 2003 notes on June 4, 2003, as amended on September 12, 2003.

      The SEC is currently conducting an ordinary course review of the exchange offer registration statement and certain of our periodic filings incorporated therein by reference. As part of ongoing discussions with the SEC, we have agreed to supplement or revise various accounting, engineering and other disclosures in some of these filings. We expect the SEC’s review to be completed during the fourth quarter of 2003, and currently believe that any supplemental or revised disclosures to be included in amendments to any of our filings will not be material or have a significant impact on our historical financial statements. It is possible that the SEC’s review will require us to make additional changes to our filings and the discussion herein reflects our best current knowledge and understanding of the review process.

      We will pay additional interest of 0.5% per annum on the 2003 notes, accruing from October 1, 2003 until such time as the SEC declares the registration statement relating to such notes effective and we consummate the exchange offer contemplated therein.

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

Agreement to Acquire South Texas Natural Gas Assets

      On November 6, 2003 we agreed to purchase from privately held United Resources oil and gas assets located in South Texas for a purchase price of approximately $350 million, subject to certain purchase price adjustments. We estimate the proved reserves of the properties as of December 1, 2003 to be approximately 211 Bcfe, of which 97% is natural gas and 60% is proved developed. The properties are currently producing approximately 78 Mmcfe/d of which we will operate approximately 86% of the net production once the transaction is consummated. We expect to close the transaction in December of 2003 using cash and borrowings under the Revolving Credit Facility to fund the acquisition.

Registration Rights and Voting Agreements

      On February 14, 2003, we entered into the third amended and restated shareholders agreement, dated as of February 14, 2003, among us, Medicor Foundation, also referred to as Medicor, Westport Energy LLC, also referred to as WELLC (and together with Medicor, the Medicor Group), ERI Investments, Inc., also referred to as ERI, and a group of former Belco stockholders, also referred to as the Belfer Group. On October 1, 2003, the shareholders agreement was terminated pursuant to a termination and voting agreement, also referred to as the voting agreement, among us, the Medicor Group, ERI and certain members of the Belfer Group, also referred to as the Belfer Parties. In connection with the termination of the shareholders agreement, we entered into a registration rights agreement dated as of October 1, 2003, with ERI, the Medicor Group and the Belfer Parties. On November 4, 2003, ERI merged with and into EQT Investments, LLC, also referred to as EQT. As a result of the merger, EQT succeeded to all of ERI’s rights and obligations, including ownership of the shares of our common stock held by ERI prior to the merger and ERI’s rights and obligations under the voting agreement and the registration rights agreement.

      The registration rights agreement continues in effect substantially the same registration rights that the stockholders party thereto had under the above-referenced shareholders agreement. Under the terms of the registration rights agreement, if we propose to register any of our securities under the Securities Act of 1933, as amended, either for our own account or for the account of other holders of our securities, these stockholders are entitled to notice of such registration and to include in the registration shares of our common stock owned or controlled by them. The registration rights agreement also gives EQT (as successor to ERI), the Medicor Group and their respective permitted transferees three demand registration rights and members of the Belfer Group party to the agreement two demand registration rights. Each demand registration right gives the holder the power to require us to file, at our expense, a registration statement under the Securities Act with respect to such holder’s shares of common stock, and we are required to use all reasonable efforts to effect such registration.

      The registration rights agreement further provides each such stockholder the right to participate in a registration demanded by any other stockholder party thereto, and in that case, the demand will not count as a demand registration for purposes of the number of demand registration rights the demanding party has under the registration rights agreement. The registration rights agreement also grants each of these stockholders unlimited piggyback registration rights. In connection with the registration rights granted under the registration rights agreement, each of the stockholder parties has agreed to enter into holdback agreements if requested by the underwriters in underwritten offerings.

      All of these registration rights are subject to certain conditions and limitations, including the right of the underwriters of an offering to limit the number of shares included in such registration and our right not to effect a requested demand registration within six months following a previous demand registration.

      Under the voting agreement, each of EQT (as successor to ERI), the Medicor Group and the Belfer Parties has the right to nominate one candidate for election at our 2004 annual meeting of stockholders to serve as a Class 3 member of our board of directors until our annual meeting of stockholders in 2007, and each of these stockholders has agreed to vote the shares of our common stock owned or controlled by them for the election of each other stockholder’s director nominee.

Capital Expenditures

      We anticipate that our capital expenditures for 2003 will be approximately $270 million. We anticipate that our primary cash requirements for 2003 will include funding development projects, exploration and general working capital needs. For the first nine months of 2003, we had capital expenditures of $185.1 million excluding geological and geophysical costs incurred of $10.9 million.

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

      These forward-looking statements are based on our expectations and beliefs concerning future events affecting us and are subject to uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control. Although we believe that the expectations reflected in our forward-looking statements are reasonable, we do not know whether our expectations will prove correct. Any or all of our forward-looking statements in this report may turn out to be wrong. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Many factors mentioned in our discussion in this report, including the risks outlined under “Risk Factors” in our report on Form 10-K for the year ended December 31, 2002 will be important in determining future results. Actual future results may vary materially from those reflected in our forward-looking statements. Because of these factors, we caution that investors should not place undue reliance on any of our forward-looking statements. Further, any forward-looking statement speaks only as of the date on which it is made, and except as required by law we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which it is made or to reflect the occurrence of anticipated or unanticipated events or circumstances.

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

      As of September 30, 2003, we had substantial derivative financial instruments outstanding and related to our price risk management program. See “Note 4” to our consolidated financial statements in Item 1 of this Report for additional details on our oil and natural gas related transactions in effect as of September 30, 2003. For more information on our interest rate swaps in effect as of September 30, 2003, see “Note 3” to our consolidated financial statements in Item 1 of this Report.

Item 4.	Controls and Procedures

      Our management, with the participation of our Chairman of the Board and Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), have concluded, based on their evaluation as of the end of the period covered by this report, that our disclosure controls and procedures are effective to (a) ensure that information required to be disclosed by us in the reports filed or submitted by us under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and

(b) include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

      There were no changes in our internal controls over financial reporting during the period covered by this report that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

      Westport Oil and Gas Company, L.P., our indirect wholly-owned subsidiary, is a defendant in a case brought in July 2001 against its predecessor, Belco Energy Corp., in the district court of Sweetwater County, Wyoming. The complaint seeks damages on behalf of a purported class of royalty owners for alleged improper deduction, valuation and reporting under the Wyoming Royalty Payment Act in connection with royalty payments made by Belco on production from wells it operates in the Moxa Arch area of the Green River Basin. Plaintiffs have advised us that they calculate the amount of damages allegedly owed by Belco to be approximately $1.2 million, which includes attorneys fees and litigation costs. We have denied liability for any of these damages and believe that we have valid defenses to plaintiffs’ claims. Class certification and discovery have been deferred pending the decision by the Wyoming Supreme Court in a case involving unrelated parties that may have a bearing on this case and other similar cases filed by plaintiffs against other oil and gas industry operators in the Green River Basin. Settlement discussions have occurred with plaintiffs. We believe that our potential liability with respect to this proceeding is not material in the aggregate to our financial position, results of operations or cash flows. Accordingly, we have not established a reserve for loss in connection with this proceeding.

      Westport Oil and Gas Company, L.P. is also a party to an appeal filed by Uintah County, Utah, to the determination by the Utah State Tax Commission of the taxable value of our tangible real property in Uintah County for the 2003 tax year. This property was included in the assets we acquired in December 2002 from affiliates of El Paso Corporation. The Property Tax Division assessed a taxable value of $117.4 million for our tangible real property in Uintah County based upon the future net value of the proved producing reserves and a value for lease and well equipment. We believe that this assessment was in accordance with applicable regulations and historic practice. Uintah County appealed that assessment, claiming that the taxable value should be $517.0 million, which it claims to be the “fair market value” of the taxable property. The County’s figure is based on the adjusted purchase price of the El Paso assets. Such adjusted purchase price included significant proved undeveloped reserves and non-proved reserves, which are not generally subject to assessment under existing regulations and practice, as well as non-operated working interests and mid-stream assets, which are generally taxed to third-party operators or otherwise subject to separate assessment. We believe that Uintah County’s position is not consistent with applicable law or existing practice and that the original assessment of the Property Tax Division will be upheld. We have not established a reserve for loss in connection with this proceeding.

      From time to time, we may be a party to various other legal proceedings. Except as discussed herein, we are not currently party to any material pending legal proceedings.

Item 2.	Changes in Securities and Use of Proceeds

      (a) During the quarter ended September 30, 2003, we issued 68,923 shares of our common stock, including 1,000 shares of restricted stock and issued 34,917 shares of our common stock in connection with the exercise of options granted pursuant to the 2000 Stock Incentive Plan. We also issued 3,506 shares of our common stock in connection with the exercise of options granted pursuant to the Belco 1996 Stock Incentive Plan and issued 29,500 shares of our common stock in connection with the exercise of options granted pursuant to the EPGC 2000 Stock Option Plan.

      (b) On September 10, 2003 we paid the third quarter dividend for 2003 of $0.40625 per share per quarter on our 6 1/2% convertible preferred stock.

      (c) No equity securities of the Company were sold by the Company during the period covered by the report that were not registered under the Securities Act.

Item 3.	Defaults Upon Senior Securities

      None.

Item 4.	Submission of Matters to a Vote of Security Holders

      None.

Item 5.	Other Information

      None.

Item 6.	Exhibits and Reports on Form 8-K

(a) Exhibits. The following exhibits are filed as part of this Form 10-Q with the Securities and Exchange Commission:

2.1		Agreement and Plan of Merger, dated as of March 9, 2000, by and among Westport Oil and Gas Company, Inc., Westport Energy Corporation, Equitable Production Company, Equitable Production (Gulf) Company and EPGC Merger Sub Corporation (incorporated by reference to Exhibit 2.1 to the registration statement on Form S-1 (Registration No. 333-40422), filed on June 29, 2000).
2.2		Agreement and Plan of Merger, dated as of June 8, 2001, by and among Belco Oil & Gas Corp. and Westport Resources Corporation (incorporated by reference to Exhibit 2.1 to the registration statement on Form S-4/A (Registration No. 333-64320), filed on July 24, 2001).
3.1		Amended Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the registration statement on Form 8-A/A, filed on August 31, 2001).
3.2		Certificate of Amendment to Amended Articles of Incorporation of the Company, dated March 5, 2003 (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2003, filed on May 8, 2003).
3	.3*	Third Amended and Restated Bylaws of the Company, effective as of October 1, 2003.
4.1		Specimen Certificate for shares of Common Stock of the Company (incorporated by reference to Exhibit 4.1 to the registration statement on Form 8-A/A, filed on August 31, 2001).
4.2		Specimen Certificate for shares of 6 1/2% Convertible Preferred Stock of the Company (incorporated by reference to Exhibit 4 to the registration statement on Form 8-A/A, filed on August 31, 2001).
4.3		Certificate of Designations of 6 1/2% Convertible Preferred Stock, dated March 5, 1998 (incorporated by reference to Exhibit 4.1 to Belco’s Current Report on Form 8-K, filed on March 11, 1998).
4.4		Third Amended and Restated Shareholders Agreement, dated as of February 14, 2003, among the Company, ERI Investments, Inc., Medicor Foundation, Westport Energy, LLC and certain stockholders named therein (incorporated by reference to Exhibit 4.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, filed on March 10, 2003).
4	.5*	Termination and Voting Agreement, dated as of October 1, 2003, among the Company, ERI Investments, Inc., Medicor Foundation, Westport Energy, LLC and certain stockholders named therein.
4	.6*	Registration Rights Agreement, dated as of October 1, 2003, among the Company, ERI Investments, Inc., Medicor Foundation, Westport Energy, LLC and certain stockholders named therein.
4.7		Registration Rights Agreement, dated as of April 3, 2003, among the Company, subsidiary guarantors party thereto and Lehman Brothers Inc. (incorporated by reference to Exhibit 4.7 to the Company’s registration statement on Form S-4 (File No. 333-105834), filed on June 4, 2003).

4.8		Third Supplemental Indenture, dated as of April 3, 2003, among the Company, subsidiary guarantors party thereto and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.11 to the Company’s registration statement on Form S-4 (File No. 333-105834), filed on June 4, 2003).
10	.1*	First Amendment to Credit Agreement, dated as of October 15, 2003, among the Company, subsidiary guarantors party thereto, JPMorgan Chase Bank, as administrative agent, and certain lenders named therein.
31	.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer of the Company.
31	.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer of the Company.
32	.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer of the Company.
32	.2*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer of the Company.

*	Filed herewith.

      Reports on Form 8-K:

Current Report on Form 8-K (Item 12), filed on August 5, 2003.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WESTPORT RESOURCES CORPORATION

By:	/s/ DONALD D. WOLF

Name: Donald D. Wolf
Title: Chairman of the Board
and Chief Executive Officer

Date: November 14, 2003

By:	/s/ LON MCCAIN

Name: Lon McCain
Title: Vice President, Chief Financial Officer
and Treasurer

Date: November 14, 2003

EXHIBIT INDEX

No. of
Exhibit		Description

2.1		Agreement and Plan of Merger, dated as of March 9, 2000, by and among Westport Oil and Gas Company, Inc., Westport Energy Corporation, Equitable Production Company, Equitable Production (Gulf) Company and EPGC Merger Sub Corporation (incorporated by reference to Exhibit 2.1 to the registration statement on Form S-1 (Registration No. 333-40422), filed on June 29, 2000).
2.2		Agreement and Plan of Merger, dated as of June 8, 2001, by and among Belco Oil & Gas Corp. and Westport Resources Corporation (incorporated by reference to Exhibit 2.1 to the registration statement on Form S-4/A (Registration No. 333-64320), filed on July 24, 2001).
3.1		Amended Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the registration statement on Form 8-A/A, filed on August 31, 2001).
3.2		Certificate of Amendment to Amended Articles of Incorporation of the Company, dated March 5, 2003 (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2003, filed on May 8, 2003).
3	.3*	Third Amended and Restated Bylaws of the Company, effective as of October 1, 2003.
4.1		Specimen Certificate for shares of Common Stock of the Company (incorporated by reference to Exhibit 4.1 to the registration statement on Form 8-A/A, filed on August 31, 2001).
4.2		Specimen Certificate for shares of 6 1/2% Convertible Preferred Stock of the Company (incorporated by reference to Exhibit 4 to the registration statement on Form 8-A/A, filed on August 31, 2001).
4.3		Certificate of Designations of 6 1/2% Convertible Preferred Stock, dated March 5, 1998 (incorporated by reference to Exhibit 4.1 to Belco’s Current Report on Form 8-K, filed on March 11, 1998).
4.4		Third Amended and Restated Shareholders Agreement, dated as of February 14, 2003, among the Company, ERI Investments, Inc., Medicor Foundation, Westport Energy, LLC and certain stockholders named therein (incorporated by reference to Exhibit 4.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, filed on March 10, 2003).
4	.5*	Termination and Voting Agreement, dated as of October 1, 2003, among the Company, ERI Investments, Inc., Medicor Foundation, Westport Energy, LLC and certain stockholders named therein.
4	.6*	Registration Rights Agreement, dated as of October 1, 2003, among the Company, ERI Investments, Inc., Medicor Foundation, Westport Energy, LLC and certain stockholders named therein.
4.7		Registration Rights Agreement, dated as of April 3, 2003, among the Company, subsidiary guarantors party thereto and Lehman Brothers Inc. (incorporated by reference to Exhibit 4.7 to the Company’s registration statement on Form S-4 (File No. 333-105834), filed on June 4, 2003).
4.8		Third Supplemental Indenture, dated as of April 3, 2003, among the Company, subsidiary guarantors party thereto and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.11 to the Company’s registration statement on Form S-4 (File No. 333-105834), filed on June 4, 2003).
10	.1*	First Amendment to Credit Agreement, dated as of October 15, 2003, among the Company, subsidiary guarantors party thereto, JPMorgan Chase Bank, as administrative agent, and certain lenders named therein.
31	.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer of the Company.
31	.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer of the Company.
32	.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer of the Company.
32	.2*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer of the Company.

*	Filed herewith.