Form 10-K/A
period 2002-12-31
WESTPORT RESOURCES CORP /NV/
filed 2004-02-05
CIK 889005

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ---------------------


                          AMENDMENT NO. 1 TO FORM 10-K

                                       ON

                                  FORM 10-K/A

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

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

    Indicate by check mark whether the registrant is an accelerated filer (as
defined in Exchange Act Rule 12b-2).  Yes [X]    No [ ]

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

                      DOCUMENTS INCORPORATED BY REFERENCE

    Parts of the definitive proxy statement for the Registrant's 2003 annual meeting of stockholders are incorporated by reference into Part III of this Form 10-K.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS


                                                                        PAGE
                                                                        ----
EXPLANATORY NOTE......................................................    2
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS.....................    2

ITEM NO.

                                   PART I


ITEM 1.   BUSINESS....................................................    3
ITEM 2.   PROPERTIES..................................................   25
ITEM 3.   LEGAL PROCEEDINGS...........................................   33
ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........   33

                                  PART II


ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS.........................................   34
ITEM 6.   SELECTED FINANCIAL DATA.....................................   35
ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          AND RESULTS OF OPERATIONS...................................   37
ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
          RISK........................................................   51
ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.................   54
ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
          AND FINANCIAL DISCLOSURE....................................   54

                                  PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..........   55
ITEM 11.  EXECUTIVE COMPENSATION......................................   59
ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT..................................................   59
ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..............   60
ITEM 14.  CONTROL AND PROCEDURES......................................   62

                                  PART IV


ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
          8-K.........................................................   63
SIGNATURES............................................................   69
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS............................  F-1

                                EXPLANATORY NOTE


     This Amendment No. 1 to our Annual Report on Form 10-K for the year ended December 31, 2002, originally filed with the Securities and Exchange Commission on March 10, 2003, is being filed to amend and restate the information required by Part 1, Items 1 and 2, Part II, Items 6, 7 and 7A, and Part III, Items 10, 11, 12 and 13, to provide additional disclosures in Notes 1, 2, 4, 9, 14, 15 and 17 to our Consolidated Financial Statements, and to revise certain information on Pages F-5, F-34 and F-44, in order to address certain comments received from the Securities and Exchange Commission in connection with its review of our Registration Statement on Form S-4 filed with the Securities and Exchange Commission on June 4, 2003.


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

                                     PART I

ITEM 1.  BUSINESS

ABOUT WESTPORT


     Unless otherwise indicated or the context otherwise requires, all references in this report to "Westport," the "Company," "us," "our," or "we" are to Westport Resources Corporation, a Nevada corporation, and its consolidated subsidiaries. On December 17, 2002, we closed, effective as of June 1, 2002, the acquisition, also referred to as the Acquisition, of certain natural gas properties and midstream gathering and compression assets located in the Uinta Basin, Utah, also referred to as the Acquired Properties, from certain affiliates of El Paso Corporation. We have provided definitions for some of the oil and natural gas industry terms used in this report in the "Glossary of Oil and Natural Gas Terms" beginning on page 23.


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


     In addition to our acquisition activity, we successfully executed a series of capital market transactions, refinanced our revolving credit facility to expand our borrowing capacity by approximately 17% and increased our shareholder float by approximately 89%. These transactions include the private offering of $300 million of our 8 1/4% Senior Subordinated Notes Due 2011, at an effective yield of approximately 7 5/8%, which we completed in December 2002. Concurrently, we closed the public offering of 11.5 million shares of our common stock at a price of $19.90 per share. These two transactions together generated net proceeds of approximately $517 million, which were used to fund the Acquisition. In December 2002, we also entered into a credit facility, as amended on October 15, 2003, also referred to as the Revolving Credit Facility, with JPMorgan Chase Bank, Credit Suisse First Boston Corporation and certain other lenders party thereto to replace our previous revolving credit facility. The Revolving Credit Facility provides for a maximum committed amount of $600 million, with an initial borrowing base of approximately $470 million and a maturity date of December 16, 2006. In November 2002, we completed a private placement of 3.125 million shares of our common stock to certain qualified institutional buyers at a net price to us of $16.00 per share and received aggregate proceeds of $50 million in connection with this transaction.


     Over the last several years acquisitions and subsequent exploitation have fueled growth in our reserves, production and cash flow. From December 31, 1997 to December 31, 2002, we increased our estimated proved reserves from 197 Bcfe to 1,580 Bcfe, a compounded annual growth rate of approximately 52%. Over the same period we increased average daily production from 66 Mmcfe/d to 356 Mmcfe/d, a compounded annual growth rate of approximately 40%. This increased our reserve to production ratio from approximately 7 years to approximately 10 years. Our reserve and production growth has been complemented by consistent reductions in our per unit cost structure over the same period from $1.32 per

Mcfe to $1.12 per Mcfe of our net production for lease operating expenses, transportation costs, production taxes and general and administrative costs. For the twelve months ended December 31, 2002, we generated oil and natural gas sales of approximately $428 million.


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

RISK FACTORS


     This section describes the material risks known to us that may adversely impact our operations and financial results. We encourage you to consider such risks in evaluating our business and future prospects. In addition, we urge you to perform your own investigation with respect to us and our business. We also encourage you to read the other information included in this report, including our financial statements and the related notes.


  OIL AND NATURAL GAS PRICES FLUCTUATE WIDELY, AND LOW PRICES COULD HARM OUR BUSINESS.


     Our results of operations are highly dependent upon the prices of oil and natural gas. Historically, oil and natural gas prices have been volatile and are likely to continue to be volatile in the future. For example, our average sales prices for oil and natural gas for the year ended December 31, 2002 were $23.66/bbl and $2.93/Mcf, respectively, with production totaling 129.9 Bcfe and combined oil and natural gas sales of $428.4 million during this period. In contrast, our average sales prices for oil and natural gas for the year ended December 31, 2001 were $21.69/bbl and $3.59/Mcf, respectively, with production totaling 88.1 Bcfe and combined oil and natural gas sales of $317.3 million during this period. The prices received for oil and natural gas production depend upon numerous factors including, among others:


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


  OUR REVENUES MAY BE INSUFFICIENT TO FUND OUR OPERATIONS, WHICH MAY RESULT IN A DECREASE IN PRODUCTION OVER TIME.


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

  OUR LEVERAGE AND DEBT SERVICE OBLIGATIONS MAY ADVERSELY AFFECT OUR CASH FLOW AND OUR ABILITY TO MAKE PAYMENTS ON OUR LONG-TERM DEBT.


     As of December 31, 2002, we had total long-term debt of approximately $799.4 million and stockholders' equity of approximately $1.1 billion. Our level of debt could have important consequences to our business, including the following:


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


  ANY FAILURE TO MEET OUR DEBT OBLIGATIONS COULD HARM OUR BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS.



     Our ability to meet our expenses and debt obligations will depend on our future performance, which will be affected by financial, business, economic, regulatory and other factors. We will not be able to control many of these factors, such as economic conditions and governmental regulation. Our earnings may be insufficient to allow us to pay the principal and/or interest on our debt and meet our other obligations. If we do not have enough money, we may be required to refinance all or part of our existing debt, sell assets, borrow more money or raise equity. We may not be able to refinance our debt, sell assets, borrow more money or raise equity on terms acceptable to us, if at all. In addition, any failure to make scheduled payments of interest and/or principal on our outstanding indebtedness would likely result in a reduction of our credit rating, which could harm our ability to incur additional indebtedness on acceptable terms.

     Further, our failure to make scheduled payments on our outstanding indebtedness or our failure to comply with the financial and other restrictive covenants in our debt instruments could result in an event of default under such instruments. Such a default, or any bankruptcy resulting therefrom, could result in a default on the notes, could delay or preclude payment of principal of, or interest on, the notes and could otherwise adversely affect our business, financial condition and results of operations.



  WE MAY BE ABLE TO INCUR SUBSTANTIALLY MORE DEBT. ADDITIONAL DEBT COULD EXACERBATE THE RISKS DESCRIBED ABOVE.



     Together with our subsidiaries, we may be able to incur a substantial amount of debt in the future. The restrictions in the indenture governing terms of our debt relating to the incurrence of indebtedness are subject to a number of qualifications and exceptions, and under certain circumstances, indebtedness incurred in compliance with these restrictions could be substantial. Also, these restrictions do not prevent us from incurring obligations that do not constitute indebtedness. As of December 31, 2002, we had approximately $372.9 million of additional borrowing capacity under our Revolving Credit Facility, subject to specific requirements, including compliance with financial covenants. To the extent new debt is added to our current debt levels, the risks described above could substantially increase.


  INDIAN TRIBES HAVE PREVIOUSLY CHALLENGED THE VALIDITY OF SOME OF THE PROPERTY INTERESTS COVERED BY OIL AND NATURAL GAS LEASES IN THE AREA IN WHICH THE ACQUIRED PROPERTIES ARE LOCATED, AND OUR OPERATIONS AND ACTIVITIES ON TRIBAL LANDS MAY BE SUBJECT TO TRIBAL JURISDICTION.


     Substantially all of the oil and natural gas leases we acquired in the Acquisition cover interests located within the Uintah and Ouray Indian Reservation, in an area originally known as the Umcompahgre Reservation. These leases were granted by the State of Utah, the United States (through the Bureau of Land Management) or holders of patents from the United States. The Ute Indian Tribe has previously asserted various claims against the State of Utah and the United States regarding the existence, diminishment and/or abrogation of the Reservation's boundaries and the extent of Tribal jurisdiction over these lands. These lawsuits raised questions as to whether the Ute Tribe could invalidate through litigation fee patents issued by the United States, the State of Utah's ownership of such lands or the United States' ownership of minerals subject to the acquired leases. These issues were settled as a result of the Ute Indian Tribe litigation. If claims of this nature were successfully asserted in the future, we might not be able to continue to produce hydrocarbons from or develop and exploit these assets, which could adversely affect our business and profitability.


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



     The table below shows the effect of a range of assumed prices on future settlement of our commodity price risk management contracts outstanding as of December 31, 2002:



 ESTIMATE OF FUTURE SETTLEMENT FOR OUTSTANDING COMMODITY PRICE RISK MANAGEMENT
                                 CONTRACTS (1)



                                                        GAS
                                ---------------------------------------------------
                        OIL                  NORTHWEST                 CIG
                       ------           --------------------   --------------------
                       NYMEX    NYMEX   DIFFERENTIAL   PRICE   DIFFERENTIAL   PRICE   SETTLEMENTS (2)
                       ------   -----   ------------   -----   ------------   -----   ---------------
                                                                                      (IN THOUSANDS)
PRICE DECK NO. 1.....  $30.00   $5.00      $1.60       $3.40      $1.75       $3.25      $(99,192)(3)
PRICE DECK NO. 2.....  $18.00   $3.00      $0.51       $2.49      $0.66       $2.34      $114,342(3)


---------------


(1) All of our commodity price risk management contracts outstanding as of December 31, 2002 expire by December 31, 2005.



(2) Settlements were calculated based on the assumed high (Price Deck No. 1) and low (Price Deck No. 2) oil and natural gas prices on New York Mercantile Exchange, or NYMEX, Northwest Pipeline Rocky Mountain Index, or Northwest, and Colorado Interstate Gas Index, or CIG, that we believe were representative of market pricing assumptions as of December 31, 2002.



(3) Settlements were calculated based on the assumption that oil and natural gas prices will remain constant during the life of each contract.



  EXPLORATION IS A HIGH-RISK ACTIVITY. THE SEISMIC DATA AND OTHER ADVANCED TECHNOLOGIES WE USE ARE EXPENSIVE AND CANNOT ELIMINATE EXPLORATION RISKS, WHICH COULD CAUSE US TO LOSE ALL OR A PORTION OF OUR INVESTMENT IN ANY EXPLORATION ACTIVITY.



     Our oil and natural gas operations are subject to the economic risks typically associated with drilling exploratory wells. In conducting exploration activities, we may drill unsuccessful wells and experience losses and, if oil and natural gas are discovered, we may be unable to economically produce or satisfactorily market such oil and natural gas. The new wells we drill may fail to be productive and we may be unable to recover all or any portion of our investment. The presence of unanticipated pressure or irregularities in formations, miscalculations or accidents may cause our exploration activities to be unsuccessful, resulting in a total loss of our investment in such activities. The cost of drilling, completing and operating wells is often uncertain. Our drilling operations may be curtailed, delayed or canceled as a result of numerous factors, many of which may be beyond our control, including unexpected drilling conditions, title problems, weather conditions, compliance with environmental and other governmental requirements and shortages or delays in the delivery of equipment and services.

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



  FAILURE TO REPLACE RESERVES MAY NEGATIVELY AFFECT OUR BUSINESS.



     Our future success depends upon our ability to find, develop or acquire additional oil and natural gas reserves that are economically recoverable. Our proved reserves generally decline when reserves are produced, unless we conduct successful exploration or development activities or acquire properties containing proved reserves, or both. We may not be able to find, develop or acquire additional reserves on an economic basis. Furthermore, if oil and natural gas prices increase, our finding costs for additional reserves could also increase.



  RESERVE ESTIMATES ARE INHERENTLY UNCERTAIN. ANY MATERIAL INACCURACIES IN OUR RESERVE ESTIMATES OR ASSUMPTIONS UNDERLYING OUR RESERVE ESTIMATES, SUCH AS THE DISCOUNT RATE USED, COULD CAUSE THE QUANTITIES AND NET PRESENT VALUE OF OUR RESERVES TO BE OVERSTATED.



     There are numerous uncertainties inherent in estimating quantities of proved reserves, including many factors beyond our control, that could cause the quantities and net present value of our reserves to be overstated. The reserve information included or incorporated by reference in this prospectus represents estimates based on reports prepared or audited by independent petroleum engineers and prepared by our internal engineers. Reserve engineering is not an exact science. Estimates of economically recoverable oil and natural gas reserves and of future net cash flows necessarily depend upon a number of variable factors and assumptions, any of which may cause these estimates to vary considerably from actual results, such as:



     - historical production from the area compared with production from other producing areas;



     - assumed effects of regulation by governmental agencies;



     - assumptions concerning future oil and natural gas prices, future operating costs and capital expenditures; and



     - estimates of future severance and excise taxes and workover and remedial costs.



     Estimates of reserves based on risk of recovery and estimates of expected future net cash flows prepared or audited by different engineers, or by the same engineers at different times, may vary substantially. Actual production, revenues and expenditures with respect to our reserves will likely vary from estimates, and the variance may be material. The net present values referred to in this prospectus should not be construed as the current market value of the estimated oil and natural gas reserves attributable to our properties. In accordance with requirements of the SEC, the estimated discounted net cash flows from proved reserves are generally based on prices and costs as of the date of the estimate, whereas actual future prices and costs may be materially higher or lower.



  MANY OF OUR COMPETITORS HAVE GREATER FINANCIAL, TECHNOLOGICAL AND OTHER RESOURCES THAN WE HAVE, WHICH COULD MAKE IT DIFFICULT FOR US TO EFFECTIVELY COMPETE WITH OTHER COMPANIES IN OUR INDUSTRY.



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



     Our operations and facilities are subject to certain Federal, state and local laws and regulations relating to the exploration for, and the development, production and transportation of, oil and natural gas, as well as environmental and safety matters. Future laws or regulations, any adverse change in the interpretation of existing laws and regulations, or our failure to comply with existing legal requirements may harm our business, results of operations and financial condition. We may be required to make large and unanticipated capital expenditures to comply with environmental and other governmental regulations, such as:



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



     - remediation and clean-up costs and other governmental sanctions, such as fines and penalties; and



     - other environmental damages.



     Our operations could be significantly delayed or curtailed and our costs of operations could significantly increase as a result of regulatory requirements or restrictions. We are unable to predict the ultimate cost of compliance with these requirements or their effect on our operations.

  WE CANNOT CONTROL ACTIVITIES ON PROPERTIES WE DO NOT OPERATE AND MAY HAVE LIMITED ABILITY TO INFLUENCE OPERATIONS ON SUCH PROPERTIES TO CONTROL ASSOCIATED COSTS.



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



     - approval of other participants in drilling wells; and



     - selection of technology.



 INABILITY OR UNWILLINGNESS TO FUND OUR CAPITAL EXPENDITURES MAY RESULT IN REDUCTION OR FORFEITURE OF OUR INTERESTS IN SOME OF OUR NON-OPERATED PROJECTS.



     Where we are not the majority owner or operator of a particular oil and natural gas project, we may have no control over the timing or amount of capital expenditures associated with such project. If we are unable or unwilling to fund our capital expenditures relating to such projects when required by the majority owner or operator, our interests in these projects may be reduced or forfeited.



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



  WE ARE VULNERABLE TO RISKS ASSOCIATED WITH OPERATING IN THE GULF OF MEXICO THAT COULD NEGATIVELY IMPACT OUR OPERATIONS AND FINANCIAL RESULTS.



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



  THE LOSS OF KEY MEMBERS OF OUR MANAGEMENT TEAM, OR DIFFICULTY ATTRACTING AND RETAINING EXPERIENCED TECHNICAL PERSONNEL, COULD REDUCE OUR COMPETITIVENESS AND PROSPECTS FOR FUTURE SUCCESS.



     The successful implementation of our strategies and handling of other issues integral to our future success will depend, in part, on our experienced management team. The loss of key members of our management team, including Donald D. Wolf, our Chairman and Chief Executive Officer, and Barth E. Whitham, our President and Chief Operating Officer, could have an adverse effect on our business. We entered into employment agreements with Messrs. Wolf and Whitham to secure their employment with the Company. We do not carry key man insurance. Our exploratory drilling success and the success of other activities integral to our operations will depend, in part, on our ability to attract and retain experienced explorationists, engineers and other professionals. Competition for experienced explorationists, engineers and some other professionals is extremely intense. If we cannot retain our technical personnel or attract additional experienced technical personnel, our ability to compete could be harmed.



  THE MARKETABILITY OF OUR PRODUCTION MAY BE NEGATIVELY AFFECTED BY FACTORS OVER WHICH WE MAY HAVE NO CONTROL, INCLUDING GENERAL ECONOMIC CONDITIONS AND FEDERAL AND STATE REGULATIONS AND POLICIES.



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



     - changes in supply and demand; and



     - general economic conditions.



  OUR PRINCIPAL STOCKHOLDERS OWN A SIGNIFICANT AMOUNT OF OUR COMMON STOCK, WHICH MAY GIVE THEM A CONTROLLING INFLUENCE OVER CORPORATE TRANSACTIONS AND MAY DELAY OR PREVENT A CHANGE IN OUR MANAGEMENT OR VOTING CONTROL.



     Our principal stockholders include Medicor Foundation, also referred to as Medicor, Westport Energy LLC, also referred to as WELLC and, together with Medicor, as the Medicor Group, ERI Investments, Inc., an affiliate of Equitable Resources Inc., also referred to as ERI, and a group of former stockholders of Belco Oil & Gas Corp., also referred to as the Belfer Group. The Medicor Group, ERI and the Belfer Group beneficially owned approximately 21.3%, 20.8% and 11.1%, respectively, of our outstanding common stock as of December 31, 2002, which collectively represented approximately 53.2% of our outstanding common stock as of that date. These stockholders, acting together through a shareholders agreement, based on their share ownership, were able to control the outcome of the election of directors as well as, if they choose to act together, the adoption or amendment of provisions in our articles of incorporation or bylaws and the approval of mergers and other significant corporate transactions. On October 1, 2003, these stockholders entered into a termination and voting agreement, terminating the shareholders agreement and providing for certain voting arrangements with respect to the election of directors at the 2004 annual meeting of our stockholders. Although the voting provisions of the termination and voting agreement are limited solely to the 2004 annual meeting of our stockholders, based on their share ownership as of December 31, 2003, in the aggregate representing approximately 43.3% of our outstanding common stock as of that date, EQT Investments, Inc., a successor to ERI, Medicor, WELLC and the Belfer Group may be able to influence or control the outcome of any subsequent elections of directors, amendments of our articles of incorporation or bylaws or any other significant corporate transactions, if they choose to act together. These factors may also delay or prevent a change in our management or voting control.



  OUR OIL AND GAS MARKETING ACTIVITIES MAY EXPOSE US TO CLAIMS FROM ROYALTY OWNERS.



     In addition to marketing our oil and gas production, our marketing activities generally include marketing oil and gas production for royalty owners. Recently, royalty owners have commenced litigation against a number of companies in the oil and gas production business claiming that amounts paid for production attributable to the royalty owners' interest violated the terms of the applicable leases and laws in various respects, including the value of production sold, permissibility of deductions taken and accuracy of quantities measured. Some of this litigation was commenced as class action suits, including two class action suits filed against Westport involving some of our Wyoming properties, and we may be required to make payments as a result of such litigation. In addition, our costs relating to the marketing of oil and gas may increase as new cases are decided and the law in this area continues to develop.

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

          DEVELOPMENT WELL. A well drilled within the proved area of an oil or gas reservoir to the depth of a strategic horizon known to be productive.

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

          EXPLORATORY WELL. A well drilled to find and produce oil or gas in an unproved area, to find a new reservoir in a field previously found to be productive at oil or gas in another reservoir, or to extend a known reservoir.

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

          PROVED RESERVES. The estimated quantities of crude oil, natural gas and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions, i.e., prices and costs as of the date the estimate is made, as such reserves are further defined in Rule 4-10(a)(2).

          PROVED UNDEVELOPED RESERVES. Proved reserves that are expected to be recovered from new wells on undrilled acreage or from existing wells where a relatively major expenditure is required for recompletion.

          RESERVOIR. A porous and permeable underground formation containing a natural accumulation of producible oil or gas that is confined by impermeable rock or water barriers and is individual and separate from other reservoirs.

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

PRODUCTION AND PRICE HISTORY

     The following table sets forth information regarding net production of oil, natural gas and natural gas liquids, and certain price and cost information of each of the periods indicated:


                                                           YEAR ENDED DECEMBER 31,
                                                         ----------------------------
                                                           2002      2001      2000
                                                         --------   -------   -------
PRODUCTION DATA (1):
Oil (Mbbls)............................................     7,927     4,929     3,584
Natural Gas (Mmcf).....................................    81,787    58,430    34,072
NGL (Mbbls)............................................        93        22        41
Total Mmcfe............................................   129,908    88,136    55,822
AVERAGE PRICES:
Oil (per Bbl)..........................................  $  23.60   $ 21.79   $ 23.39
Natural Gas (per Mcf)..................................      2.92      3.62      3.97
NGL (per Bbl)..........................................     16.00     18.97     21.02
Total (per Mcfe).......................................      3.29      3.62      3.94
Hedging effect (per Bbl)...............................      (.06)      .10     (4.59)
Hedging effect (per Mcf)...............................      (.01)      .03      (.24)
Hedging effect (per Mcfe)..............................      (.01)      .02      (.44)

                                                           YEAR ENDED DECEMBER 31,
                                                         ----------------------------
                                                           2002      2001      2000
                                                         --------   -------   -------
AVERAGE COSTS (PER MCFE):
Lease operating expense................................  $    .69   $   .63   $   .62
Production taxes.......................................       .18       .15       .19
Transportation costs...................................       .06       .06       .05
General and administrative.............................       .18       .20       .14
Depletion, depreciation and amortization...............      1.56      1.41      1.16


---------------

(1) Production and price history of the Western Division consisting of the Acquired Properties are included only for the period from December 17, 2002, the acquisition date, to December 31, 2002.

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
                                                                =========      =========

     The total net acres expiring in 2003, 2004 and 2005 are 114,946, 148,375 and 173,799, respectively.

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


                                                       YEAR ENDED DECEMBER 31, 2000
                                     ----------------------------------------------------------------
                                        2002          2001          2000          1999        1998
                                     ----------   ------------   -----------   ----------   ---------
                                                   (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENTS OF OPERATIONS DATA:
Operating revenues:
  Oil and natural gas sales........  $  428,430    $  317,278     $ 244,669     $ 83,393    $  52,057
  Hedge settlements................      (1,276)        2,091       (24,627)      (7,905)         298
  Commodity price risk management
     activities:
     Non-hedge settlements.........         822        15,300            --           --           --
     Non-hedge change in fair value
       of derivatives..............     (26,723)       14,323          (739)          --           --
  Gain (loss) on sale of operating
     assets, net...................      (1,685)         (132)        3,130        3,637           --
                                     ----------    ----------     ---------     --------    ---------
       Net revenues................     399,568       348,860       222,433       79,125       52,355
                                     ----------    ----------     ---------     --------    ---------

                                                       YEAR ENDED DECEMBER 31, 2000
                                     ----------------------------------------------------------------
                                        2002          2001          2000          1999        1998
                                     ----------   ------------   -----------   ----------   ---------
                                                   (IN THOUSANDS, EXCEPT PER SHARE DATA)
Operating costs and expenses:
  Lease operating expenses.........      89,328        55,315        34,397       22,916       21,554
  Production taxes.................      23,954        13,407        10,631        5,742        3,888
  Transportation costs.............       7,961         5,157         3,034        1,725          850
  Exploration......................      32,390        31,313        12,790        7,314       14,664
  Depletion, depreciation and
     amortization..................     203,093       124,059        64,856       25,210       36,264
  Impairment of proved
     properties....................      19,700         9,423         2,911        3,072        8,794
  Impairment of unproved
     properties....................       9,961         6,974         5,124        2,273        1,898
  Stock compensation expense,
     net...........................       4,608           719         5,539(1)        --           --
  General and administrative.......      23,629        17,678         7,542        5,297        5,913
                                     ----------    ----------     ---------     --------    ---------
     Total operating expenses......     414,624       264,045       146,824       73,549       93,825
                                     ----------    ----------     ---------     --------    ---------
     Operating income (loss).......     (15,056)       84,815        75,609        5,576      (41,470)
Other income (expense):
  Interest expense.................     (34,836)      (13,196)       (9,731)      (9,207)      (8,323)
  Interest income..................         546         1,668         1,230          489          403
  Change in interest rate swap fair
     value.........................         226         4,960            --           --           --
  Other............................       1,002           211           152           16           29
                                     ----------    ----------     ---------     --------    ---------
Income (loss) before income
  taxes............................     (48,118)       78,458        67,260       (3,126)     (49,361)
Benefit (provision) for income
  taxes............................      19,552       (28,637)      (23,724)          --           --
                                     ----------    ----------     ---------     --------    ---------
Net income (loss)..................     (28,566)       49,821        43,536       (3,126)     (49,361)
Preferred stock dividends..........       4,762         1,587            --           --           --
                                     ----------    ----------     ---------     --------    ---------
Net income (loss) available to
  common stockholders..............  $  (33,328)   $   48,234     $  43,536     $ (3,126)   $ (49,361)
                                     ==========    ==========     =========     ========    =========
Weighted average number of common
  shares outstanding:
  Basic............................      53,007        43,408        28,296       14,727       11,004
                                     ==========    ==========     =========     ========    =========
  Diluted..........................      53,007        44,168        28,645       14,727       11,004
                                     ==========    ==========     =========     ========    =========
Net income (loss) per common share:
  Basic............................  $    (0.63)   $     1.11     $    1.54     $  (0.21)   $   (4.49)
                                     ==========    ==========     =========     ========    =========
  Diluted..........................  $    (0.63)   $     1.09     $    1.52     $  (0.21)   $   (4.49)
                                     ==========    ==========     =========     ========    =========
OTHER FINANCIAL DATA:
Net cash provided by operating
  activities.......................  $  223,197    $  195,273     $ 143,429     $ 21,279    $   7,622
Net cash provided by (used in)
  investing activities.............    (814,163)     (188,686)     (140,169)      17,981     (113,019)
Net cash provided by (used in)
  financing activities.............     606,396           843        (2,581)     (29,933)     104,667
Capital expenditures...............     827,502       194,244       146,086       14,005      113,008
BALANCE SHEET DATA (AS OF PERIOD
  END):
Cash and cash equivalents..........  $   42,761    $   27,584     $  20,154     $ 19,475    $  10,148
Working capital (deficit)..........     (11,068)       13,365        20,487       12,837      (30,993)
Total assets.......................   2,233,541     1,604,216       551,831      271,477      302,302
Total long-term debt...............     799,358       429,224           162      105,462      121,333
Total debt.........................     799,358       429,224           162      106,795      153,128
Total stockholders' equity.........   1,132,006       920,296       458,056      140,011      126,737


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


     - Proved Reserve Estimates. Estimates of our proved reserves included in this report are prepared in accordance with SEC guidelines. The accuracy of a reserve estimate is a function of:


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

RECENT ACCOUNTING DEVELOPMENTS


     In June 2001, the FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 addresses accounting and reporting for business combinations and is effective for all business combinations initiated after June 30, 2001. SFAS No. 142 addresses the accounting and reporting for acquired goodwill and other intangible assets.



     A reporting issue has arisen regarding the application of certain provisions of SFAS No. 141 and SFAS No. 142 to companies in the extractive industries, including oil and natural gas companies. The issue is whether SFAS No. 142 requires registrants to classify the costs of mineral rights associated with extracting oil and natural gas as intangible assets in the balance sheet, apart from other capitalized oil and natural gas property costs, and to provide specific footnote disclosures. Historically, we have included the costs of mineral/drilling rights associated with extracting oil and natural gas as tangible assets and as a component of oil and natural gas properties. If it is ultimately determined that SFAS No. 142 requires oil and natural gas companies to classify costs of mineral rights associated with extracting oil and natural gas as a separate intangible assets line item on the balance sheet, we would be required to reclassify the amounts as follows:



                                                                  DECEMBER 31,
                                                           ---------------------------
                                                               2002           2001
                                                           -------------   -----------
INTANGIBLE ASSETS:
  Proved leasehold acquisition costs.....................  1,089,490,035   595,198,843
  Unproved leasehold acquisition costs...................    104,430,055   105,539,171
     Total leasehold acquisition costs...................  1,193,920,091   700,738,014
  Less accumulated depletion.............................   (168,081,488)  (88,831,502)
     Net leasehold acquisition costs.....................  1,025,838,603   611,906,512



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

     Our results of operations are significantly impacted by the prices of oil and natural gas, which are volatile. In 2002, oil and natural gas prices increased compared to prices in 2001. Oil and natural gas prices increased from $2.72 per Mcf and $19.78 per bbl at December 31, 2001 to $4.58 per Mcf and $31.23 per bbl at December 31, 2002. Sales of our oil and natural gas to Dynegy accounted for approximately 23% of our oil and natural gas sales in 2001 and 2000 and sales to EOTT Energy Corporation (an affiliate of Enron Corp.) accounted for approximately 13% of our total oil and natural gas sales in 2000. The operational difficulties experienced by Dynegy, Enron Corp. and EOTT Energy Corporation had no significant impact on our results of operations or liquidity.

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


     We assess our proved properties on a field-by-field basis for impairment, in accordance with the provisions of Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment of Long Lived Assets and for Long Lived Assets to be Disposed of," whenever events or circumstances indicate that the capitalized costs of oil and natural gas properties may not be recoverable. We estimate the expected future cash flows of our oil and gas properties, on a field-by-field basis, and compare such future cash flows to the carrying amount of the oil and gas properties to determine if the carrying amount is recoverable. If the carrying amount exceeds the estimated undiscounted future cash flows, we will adjust the carrying amount of the oil and gas properties to fair value. The factors used to determine fair value include estimates of proved reserves, future commodity prices, future production estimates, anticipated capital expenditures, and a discount rate commensurate with the risk associated with realizing the expected future cash flows. Future changes in any of the above-referenced factors could result in us recording proved property impairment charges in future periods. Management has chosen to use the traditional present value approach to determine the fair value as opposed to the expected present value method. In the traditional present value approach, a single set of estimated cash flows and a single interest rate (commensurate with the risk) are used to estimate fair value. In the expected present value approach, multiple cash flow scenarios reflecting the range of possible outcomes and a risk-free rate are used to estimate fair value. Using the expected present value method could result in different (and possibly higher) amounts for property impairments than those calculated using the traditional present value method. Impairments for the years ended December 31, 2002, 2001 and 2000 were calculated based on the following assumed oil and natural gas prices that we believe were representative of market pricing assumptions at the time:

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


     We periodically assess our unproved properties to determine if any such properties have been impaired. Such assessment is based on, among other things, the fair value of properties located in the same area as the unproved property and our intent to pursue additional exploration opportunities on such property. Future changes in any of the above-referenced factors could result in us recording unproved property impairment charges in future periods.


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

                                  SUMMARY DATA


                                                                FOR THE YEARS ENDED DECEMBER 31,
                                                              ------------------------------------
                                                                 2002         2001         2000
                                                              ----------   ----------   ----------
                                                              (IN THOUSANDS EXCEPT PER UNIT DATA)
Production
  Oil (Mbbls)...............................................      7,927        4,929        3,584
  Natural gas (Mmcf)........................................     82,346       58,562       34,318
  Mmcfe.....................................................    129,908       88,136       55,822
Average Daily Production
  Oil (Mbbls/d).............................................       21.7         13.5          9.8
  Natural gas (Mmcf/d)......................................      225.6        160.4         93.8
  Mmcfe/d...................................................      355.9        241.5        152.5
Average prices
  Oil (per bbl).............................................   $  23.66     $  21.69     $  27.98
  Natural gas (per Mcf).....................................       2.93         3.59         4.21
  Hedging effect (per Mcfe).................................       (.01)         .02         (.44)
Oil and natural gas sales...................................   $428,430     $317,278     $244,669
Lease operating expense.....................................     89,328       55,315       34,397
  Per Mcfe..................................................       0.69         0.63         0.62
Production taxes............................................     23,954       13,407       10,631
  Per Mcfe..................................................        .18          .15          .19
Transportation costs........................................      7,961        5,157        3,034
  Per Mcfe..................................................        .06          .06          .05
General and administrative costs............................     23,629       17,678        7,542
  Per Mcfe..................................................       0.18         0.20         0.14
Depletion, depreciation and amortization....................    203,093      124,059       64,856
  Per Mcfe..................................................       1.56         1.41         1.16

     The following is a discussion of the financial condition and results of operations of Westport for the years ended December 31, 2002, 2001 and 2000.


     REVENUES. Oil and natural gas revenues for 2002 increased by $111.2 million, or 35%, from $317.3 million in 2001 to $428.4 million in 2002. Production from the acquired Belco properties and other acquisitions, including the Williston Basin, Southeast Texas and Utah acquisitions, accounted for $113.9 million and $25.2 million, respectively, of the increase. Revenue also increased $20.5 million from recent discoveries in the Gulf of Mexico. Oil and natural gas revenues decreased by $36.8 million due to oil and natural gas production declines in the Gulf of Mexico developed properties partially offset by an increase in production volumes as a result of developmental drilling activity and a decrease in realized average prices per Mcfe, as discussed below. Production volumes increased 41.8 Bcfe from 88.1 Bcfe in 2001 to 129.9 Bcfe in 2002. Acquired Belco properties and other acquisitions, including the Williston Basin, Southeast Texas and Utah acquisitions, accounted for 31.6 Bcfe and 6.6 Bcfe, respectively, of the increase. Production volumes also increased 7.0 Bcfe from recent discoveries in the Gulf of Mexico and 1.6 Bcfe from the horizontal drilling program in the Wiley Field. A decrease in production volumes of 4.7 Bcfe related to oil and natural gas production declines in the Gulf of Mexico developed properties partially offset by an increase in production volumes attributable to developmental drilling activity. Even though realized oil prices increased 9% in 2002 compared to 2001, realized natural gas prices decreased 18% in 2002 compared to 2001 causing the realized average prices per Mcfe to decrease 8%. Hedging transactions had the effect of reducing oil and natural gas revenues by $1.3 million in 2002, or $0.01 per Mcfe, and increasing oil and natural gas revenues by $2.1 million in 2001, or $0.02 per Mcfe.


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

     COMMODITY PRICE RISK MANAGEMENT ACTIVITIES, OR CPRM, ACTIVITIES. The Company recorded a net loss of $26.7 million in the non-hedge change in fair value of derivatives in 2002 compared to a net gain of $14.3 million for 2001. The non-hedge loss in fair value of derivatives in 2002 in the amount of $18.2 million was related to derivative contracts entered into in anticipation of the expected production from the Acquired Properties. Upon closing of the Acquisition, the derivative contracts qualified for hedge accounting treatment. Net gains of $0.8 million and $15.3 million were recorded in 2002 and 2001, respectively, for non-hedge settlements of derivatives. The gains and losses relate to settlements of derivatives and changes in fair value of derivatives that under SFAS No. 133 do not qualify for hedge accounting or were not originally designated as hedges.

     For 2001, we recorded a net gain of $14.3 million in the non-hedge change in fair value of derivatives compared to a net loss of $0.7 million for 2000. A net gain of $15.3 million was recorded in 2001 for non-hedge settlements of derivatives. The gains and losses relate to settlements of derivatives and changes in fair value of derivatives that under SFAS No. 133 do not qualify for hedge accounting or were not originally designated as hedges.

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


     TRANSPORTATION COSTS. Transportation costs for 2002 increased by $2.8 million, or 54%, from $5.2 million in 2001 to $8.0 million in 2002. The increase from the acquired Belco properties accounted for $2.9 million of the increase.


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


     NET INCOME (LOSS). Net loss for 2002 was $28.6 million compared to net income of $49.8 million for 2001. The variance was primarily attributable to increases in revenues of $50.7 million and the change in the income taxes from a tax provision to a tax benefit of $48.2 million offset by increases of $150.6 million in operating expenses and $26.7 million in other expense. On a per share basis, the 2002 net loss was ($0.63) on both a basic and fully diluted basis compared to a $1.11 per basic share and $1.09 fully diluted for 2001 due to an increase of 14.7 million shares outstanding and a net loss.


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

                                                           PAYMENTS DUE BY PERIOD
                                           -------------------------------------------------------
                                                      LESS THAN                            AFTER
CONTRACTUAL OBLIGATIONS                     TOTAL      1 YEAR     1-3 YEARS   3-5 YEARS   5 YEARS
-----------------------                    --------   ---------   ---------   ---------   --------
                                                               (IN THOUSANDS)
Long term debt(1)........................  $799,358    $   --      $   --     $207,587    $591,771
Non-cancelable operating leases..........     6,196     1,196       2,062        2,938          --
                                           --------    ------      ------     --------    --------
Total contractual cash obligations.......  $805,554    $1,196      $2,062     $210,525    $591,771
                                           ========    ======      ======     ========    ========

---------------


(1) As of December 31, 2002, our long term debt was $799.358 million, consisting of $80 million in borrowings under the Revolving Credit Facility (with an average interest rate of 3.3%), $127.587 million representing the fair value of our outstanding 8 7/8% Senior Subordinated Notes due 2007 and $591.771 million representing the fair value of our outstanding 8 1/4% Senior Subordinated Notes Due 2011. Of these amounts, $207.587 million representing our outstanding senior indebtedness and the fair value of our 8 7/8% Senior Subordinated Notes due 2007 was due between three and five years as of December 31, 2002. As of December 31, 2002, we intended to satisfy these debt obligations out of our cash flow from operations and issuance of additional debt securities. On April 3, 2003, we issued an additional $125 million of our 8 1/4% Senior Subordinated Notes Due 2011 and received net proceeds of approximately $131.5 million from such sale. We used the proceeds from the sale of these notes to redeem all of our outstanding
    8 7/8% Senior Subordinated Notes due 2007 on May 5, 2003 and to reduce our indebtedness under the Revolving Credit Facility. On June 25, 2003, we paid off the remaining amounts borrowed under the Revolving Credit Facility out of cash flow from operations. As of September 30, 2003, we had no long term debt obligations due between three and five years. As of September 30, 2003, our long term debt obligations due after five years were $726.469 million, representing the fair value of our outstanding 8 1/4% Senior Subordinated Notes Due 2011. As of December 31, 2003, our long term debt obligations due between three and five years were $262 million. As of December 31, 2003, our long term obligations due after five years were $718.885 million, representing the fair value of our outstanding 8 1/4% Senior Subordinated Notes Due 2011.


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

     Under the terms of the Revolving Credit Facility the we must meet certain tests before we are able to declare or pay any dividend on (other than dividends payable solely in equity interests of the Company other than disqualified stock), or make any payment of, or set apart assets for a sinking or other analogous fund for the purchase, redemption, defeasance, retirement or other acquisition of, any shares of any class of equity interests of us or any of our restricted subsidiary, whether now or hereafter outstanding, or make any other distribution in respect thereof, either directly or indirectly, whether in cash or property or in obligations of the Company or any restricted subsidiary. Other covenants include restrictions on incurring additional indebtedness, liens, and guarantee obligations; limitations on fundamental changes and sales of assets; restrictions on making certain investments, loans or advances; limitations on optional redemption of subordinated indebtedness; restrictions on transacting with affiliates, changing lines of business and entering into certain hedging agreements; and limitations on sale and leasebacks and use of proceeds.


     As of December 31, 2002, we had borrowings of $80.0 million (with an average interest rate of 3.3%) and letters of credit issued of approximately $17.1 million outstanding under the Revolving Credit Facility, and available unused borrowing capacity of approximately $372.9 million. On June 25, 2003, we paid off the amounts borrowed under the Revolving Credit Facility out of cash flow from operations and by using a portion of the proceeds received from the sale of our 8 1/4% Senior Subordinated Notes Due 2011 issued on April 3, 2003 (see below). As of September 30, 2003, we had no borrowings under the Revolving Credit Facility and letters of credit of approximately $40.4 million. Available unused borrowing capacity was approximately $429.6 million as of such date. As of December 31, 2003, we had $262 million outstanding under the Revolving Credit Facility and letters of credit of approximately $73.6 million, with available unused borrowing capacity of approximately $164.4 million. The letters of credit were issued primarily in connection with the margin requirements of our oil and gas derivative contracts. Prior to the October 15, 2003 amendment, the Revolving Credit Facility limited the outstanding letters of credit to $200 million. As of October 15, 2003, the Revolving Credit Facility no longer imposes a limit on the outstanding letters of credit, provided that the amount of letters of credit outstanding on any date does not exceed the lesser of the aggregate commitments under the Revolving Credit Facility and the borrowing base then in effect, or if the borrowing base is not in effect on such date, the aggregate commitments under the Revolving Credit Facility.



     The October 15, 2003 amendment increased the borrowing base from $470 million to $500 million. The amendment also increased the basket allowed for purposes of providing cash collateral from $10 million to $20 million and deleted the requirement to file liens on properties if not rated BB+ and Ba1 at December 31, 2003.


  8 1/4% SENIOR SUBORDINATED NOTES DUE 2011

     On December 17, 2002, we issued $300 million in additional principal amount of our 8 1/4% Senior Subordinated Notes Due 2011 pursuant to Rule 144A and Regulation S under the Securities Act at a price of 103% of the principal amount, with accrued interest from November 1, 2002. The 2002 notes were issued as additional debt securities under an indenture pursuant to which, on November 5, 2001, we issued $275 million of our 8 1/4% Senior Subordinated Notes Due 2011. All of the 2001 and 2002 notes were subsequently exchanged on March 14, 2002 and March 12, 2003, respectively, for equal principal amounts of notes having substantially identical terms and registered under the Securities Act. On April 3, 2003, we issued an additional $125 million of our Senior Subordinated Notes Due 2011 under the same indenture pursuant to Rule 144A and Regulation S under the Securities Act at a price of 106% of the principal amount, with accrued interest from November 1, 2002. All of our 8 1/4% Senior Subordinated Notes Due 2011 constitute a single class of debt securities under the indenture relating to these notes. These notes are senior subordinated unsecured obligations of Westport and are jointly and severally guaranteed, on a senior subordinated basis, by some of our existing and future restricted subsidiaries. These notes mature on November 1, 2011. We pay interest on these notes semiannually on May 1 and November 1. Our first interest on the 2003 notes was paid on May 1, 2003. We used the proceeds from the sale of the 2003 notes to redeem all of our outstanding 8 7/8% Senior Subordinated Notes due 2007 (described below) and to reduce our indebtedness under the Revolving Credit Facility. We are entitled to redeem our 8 1/4% Senior Subordinated Notes Due 2011 in whole or in part on or after November 1, 2006 for the redemption price set forth in these notes. Prior to November 1, 2006, we are entitled to redeem these notes, in whole but not in part, at a redemption price equal to the principal amount of the notes plus a premium. There is no sinking fund for these notes.

     The Indenture governing the notes limits what we and our restricted subsidiaries do. The provisions of the Indenture limit our and such subsidiaries ability to incur additional indebtedness; pay dividends on our capital stock or redeem, repurchase or retire our capital stock or subordinated indebtedness; make investments; incur liens; create any consensual limitation on the ability of our restricted subsidiaries to pay dividends, make loans or transfer property to us; engage in transactions with our affiliates; sell assets, including capital stock of our subsidiaries; and consolidate, merge or transfer assets. During any period that the notes have investment grade ratings from both Moody's Investors Service, Inc. and Standard and Poor's Ratings Group and no default has occurred and is continuing, the foregoing covenants will cease to be in effect with the exception of covenants that contain limitations on liens and on, among other things, certain consolidations, mergers and transfers of assets. The notes do not currently qualify as investment grade.


     We have agreed to file an exchange offer registration statement or, under certain circumstances, a shelf registration statement pursuant to a registration rights agreement relating to the 2003 notes. On June 4, 2003, we filed an exchange offer registration statement, as amended on September 12, 2003, relating to the 2003 notes. On November 1, 2003, we paid additional interest of 0.5% per annum on the 2003 notes, which accrued from October 1, 2003, and will continue to pay such additional interest, accruing from November 1, 2003 until such time as the SEC declares our registration statement relating to the 2003 notes effective and we consummate the exchange offer contemplated therein. The 2003 notes are eligible for trading in The PORTAL(SM) Market, a subsidiary of The Nasdaq Stock Market, Inc.


  8 7/8% SENIOR SUBORDINATED NOTES DUE 2007

     In connection with the merger with Belco, we assumed $147 million face amount, $149 million fair value, of Belco's 8 7/8% Senior Subordinated Notes due 2007. On November 1, 2001, approximately $24.3 million face amount of these notes was tendered to us pursuant to the change of control provisions of the related indenture. The tender price was equal to 101% of the principal amount of each note plus accrued and unpaid interest as of October 29, 2001. Including the premium and accrued interest, the total amount paid was $24.8 million. We used borrowings under our revolving credit facility to fund the repayment. No gain or loss was recorded in connection with the redemption as the fair value of the 8 7/8% Senior Subordinated Notes recorded in connection with the merger with Belco equaled the redemption cost. On May 5, 2003 we redeemed all of our outstanding 8 7/8% Senior Subordinated Notes due 2007 in the aggregate principal amount of approximately $123 million at a total redemption price of approximately $129.6 million. The redemption was funded with the proceeds from the sale of $125 million of our 8 1/4% Senior Subordinated Notes Due 2011 issued on April 3, 2003. The remaining proceeds were used to reduce our indebtedness under the Revolving Credit Facility.

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

  CAPITAL EXPENDITURES


     We anticipate that our capital expenditures, excluding acquisitions, for 2003 will be approximately $270 million, with approximately 72% allocated for exploitation and 28% for exploration. Our capital expenditures for 2002 were $147.6 million, excluding acquisitions of $679.9 million and geological and geophysical costs of $10.1 million. We anticipate that our primary cash requirements for 2003 will include funding acquisitions, funding development projects and general working capital needs. We will continue to seek opportunities for acquisitions of proved reserves with substantial exploitation and exploration potential. The size and timing of capital requirements for acquisitions is inherently unpredictable and we therefore do not budget for them. We expect to fund our capital expenditure activities, which include acquisition, development of and exploration on our oil and gas properties through cash flow from operations and available capacity under our Revolving Credit Facility.

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

     As of February 19, 2003, we have approximately 5.2 million barrels of oil and 73.7 Bcf of natural gas subject to CPRM contracts for 2003. Of these contracts, all of the oil and 63.4 Bcf of the natural gas contracts are subject to weighted average NYMEX floor prices of $23.18 per barrel and $3.78 per Mmbtu and weighted average NYMEX ceiling prices of $25.16 per barrel and $4.20 per Mmbtu, respectively, excluding the effect, if any, of the three-way floor price. Of the remaining 2003 gas CPRM contracts,

7.3 Bcf have settlements that are calculated based on the Northwest Pipeline Rocky Mountain Index, or NWPRM, with weighted average NWPRM floor and ceiling prices of $3.00 and $3.29, respectively. The remaining 2003 gas CPRM contract settlements are calculated based on the Colorado Interstate Gas Index, or CIG, with a weighted average swap price of $3.59. In addition, included in the 63.4 Bcf of natural gas contracts, we entered into basis swaps covering 13.4 Bcf of natural gas for 2003 that lock in the pricing differential between NYMEX and NWPRM at a weighted average price differential of $0.67 per Mmbtu and 3.7 Bcf for 2003 that lock in the pricing differential between NYMEX and CIG at a weighted average price differential of $0.95 per Mmbtu. We have approximately
2.2 million barrels of oil and 49.3 Bcf of natural gas subject to CPRM contracts for 2004. Of these contracts, all of the oil and 38.3 Bcf of the natural gas contracts are subject to weighted average NYMEX floor prices of $23.93 per barrel and $3.83 per Mmbtu and weighted average NYMEX ceiling prices of $25.47 per barrel and $4.06 per Mmbtu, respectively, excluding the effect, if any, of the three-way floor price. The remaining 2004 gas CPRM contract settlements are calculated based on the NWPRM Index with weighted average swap price of $3.33. In addition, included in the 38.3 Bcf of natural gas contracts, we entered into basis swaps covering 3.7 Bcf of natural gas for 2004 that lock in the pricing differential between NYMEX and NWPRM at a weighted average price differential of $0.66 per Mmbtu and 1.8 Bcf of natural gas for 2004 that lock in the pricing differential between NYMEX and CIG at a weighted average differential of $0.81. We have approximately 9.1 Bcf of natural gas subject to CPRM contracts for 2005 with a weighted average NYMEX swap price of $3.96 per Mmbtu. The contracts discussed above represent our hedge and non-hedge positions.

     The tables below provide details about the volumes and prices of all open CPRM commitments, hedge and non-hedge, as of February 19, 2003:

                                                                2003       2004      2005
                                                              --------   --------   ------
HEDGES
GAS
  NYMEX Price Swaps Sold -- receive fixed price (thousand
     Mmbtu)(1)..............................................    31,950     18,300    9,125
     Average price, per Mmbtu...............................  $   4.01   $   3.92   $ 3.96
  NWPRM Price Swaps Sold -- receive fixed price (thousand
     Mmbtu)(2)..............................................        --     10,980       --
     Average price, per Mmbtu...............................        --   $   3.33       --
  CIG Price Swaps Sold -- receive fixed price (thousand
     Mmbtu)(3)..............................................     3,060         --       --
     Average price, per Mmbtu...............................  $   3.59         --       --
  NYMEX Collars Sold (thousand Mmbtu)(4)....................    23,383     16,380       --
     Average floor price, per Mmbtu.........................  $   3.61   $   3.70       --
     Average ceiling price, per Mmbtu.......................  $   4.29   $   4.00       --
  NWPRM Collars Sold (thousand Mmbtu)(5)....................     7,300         --       --
     Average floor price, per Mmbtu.........................  $   3.00         --       --
     Average ceiling price, per Mmbtu.......................  $   3.29         --       --
  NYMEX Three-way Collars (thousand Mmbtu)(4),(6)...........     8,030      3,660       --
     Average floor price, per Mmbtu.........................  $   3.39   $   4.00       --
     Average ceiling price, per Mmbtu.......................  $   4.73   $   5.00       --
     Three-way average floor price, per Mmbtu...............  $   2.22   $   3.15       --
  Basis Swaps(7)
     NWPRM (thousand Mmbtu).................................    13,430      3,660       --
       Average differential price, per Mmbtu................  $   0.67   $   0.66       --
     CIG (thousand Mmbtu)...................................     3,650      1,830       --
       Average differential price, per Mmbtu................  $   0.95   $   0.81       --

                                                                2003       2004      2005
                                                              --------   --------   ------
OIL
  NYMEX Price Swaps Sold -- receive fixed price
     (Mbbls)(1).............................................       875      1,098       --
     Average price, per bbl.................................  $  21.80   $  24.02       --
  NYMEX Collars Sold (Mbbls)(4).............................     1,980         --       --
     Average floor price, per bbl...........................  $  24.45         --       --
     Average ceiling price, per bbl.........................  $  26.45         --       --
  NYMEX Three-way Collars (Mbbls)(4),(6)....................     1,995      1,098       --
     Average floor price, per bbl...........................  $  23.18   $  23.83       --
     Average ceiling price, per bbl.........................  $  26.30   $  26.92       --
     Three-way average floor price, per bbl.................  $  18.90   $  19.00       --
NON-HEDGES
OIL
  NYMEX Price Swaps Sold, receive fixed price (Mbbls)(1)....       300         --       --
     Average price per bbl..................................  $  18.86         --       --
ESTIMATED FAIR VALUE OF OIL AND GAS DERIVATIVES AS OF
  DECEMBER 31, 2002 (IN THOUSANDS)..........................  $(42,157)  $(13,475)  $ (165)

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

(7) For any particular basis swap, the counterparty is required to make a payment to Westport in the event that the difference between the NYMEX Reference Price and the applicable published index (NWPRM or CIG) for any settlement period is greater than the swap differential price for such hedge, and Westport is required to make a payment to the counterparty in the event that the difference between the NYMEX Reference Price and the applicable published index (NMPRM or CIG) for any settlement period is less than the swap differential price for such hedge.

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

     The interest rate swaps are fixed for floating swaps in that we receive the fixed rate of 8.25% and pay the floating rate. The floating rate is redetermined every six months based on the LIBOR rate in effect at the contractual reset date. When LIBOR plus the applicable margin shown above is less than 8.25%, we receive a payment from the counterparty equal to the difference in rate times the notional amount. When LIBOR plus the applicable margin shown above is greater than 8.25%, we pay the counterparty the difference in rate times the notional amount. As of December 31, 2002, we recorded a derivative asset of $7.9 million related to the interest rate swaps, which have been designated as fair value hedges, with a corresponding debt increase. Based on the fair value of the interest rate swaps at December 31, 2002, we could expect to receive cash flows of approximately $860,000 per year.

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

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


                                   MANAGEMENT



     The following table sets forth certain information with respect to the executive officers and directors of Westport as of December 31, 2003.



NAME                                    AGE                  POSITION
----                                    ---                  --------
Donald D. Wolf........................  59    Chairman of the Board and Chief
                                              Executive Officer
Barth E. Whitham......................  46    President and Chief Operating Officer
Lon McCain............................  55    Vice President, Chief Financial
                                              Officer and Treasurer
Grant W. Henderson....................  44    Executive Vice President and General
                                              Manager -- Southern Division
Kenneth D. Anderson...................  60    Vice President -- Accounting
Brian K. Bess.........................  42    Vice President -- Engineering
Howard L. Boigon......................  56    Vice President, General Counsel and
                                              Secretary
Carter Mathies........................  47    Vice President and General Manager --
                                              Western Division
Peter M. Mueller......................  49    Vice President and General Manager
                                              Northern -- Division
Michael L. Beatty(1)..................  56    Director
Laurence D. Belfer(1).................  36    Director
Richard D. Dole(2)....................  58    Director
James M. Funk.........................  53    Director
David L. Porges.......................  45    Director
Michael Russell(1)....................  53    Director
Robert F. Semmens(3)..................  46    Director
Randy Stein(1)(2)(3)..................  49    Director
William F. Wallace(1)(2)(3)...........  63    Director

---------------


(1) Member of the Nominating and Governance Committee.



(2) Member of the Audit Committee.



(3) Member of the Compensation Committee.



     Donald D. Wolf has served as Chairman of the Board and Chief Executive Officer since joining Westport in June 1996 and has a diversified 35-year career in the oil and natural gas industry. In 1981, Mr. Wolf founded General Atlantic Energy Co., where he was Chairman and Chief Executive Officer when it successfully completed an initial public offering in 1993. General Atlantic subsequently merged with UMC Petroleum in 1994. Mr. Wolf resigned from UMC in May 1996 as President and Chief Operating Officer. Prior to that time, Mr. Wolf held positions with Sun Oil Co. and Bow Valley Exploration in Canada before moving to Denver in 1974, where he was employed by Tesoro Petroleum and Southland Royalty Co. In 1977, he co-founded Terra Marine Energy Co., which was sold in 1980 to Southport Exploration. Mr. Wolf is a director of MarkWest Hydrocarbon, Inc. and Aspect Resources LLC.



     Barth E. Whitham has served as President and Chief Operating Officer of Westport since June 1996, President since 1994 and an officer since Westport's inception in 1991. Prior to joining Westport, Mr. Whitham was Manager of Production Operations for the Caza companies. From 1979 to 1991, Mr. Whitham was associated with U.S. and Canadian oil and natural gas companies, including Pennzoil Exploration and Production Co. and Pembina Resources Ltd., where his experience included reservoir engineering, strategic planning, property evaluation and operations management.



     Lon McCain has served as Vice President and Chief Financial Officer since joining Westport in April of 2001. Prior to joining Westport, Mr. McCain served for eight years as Senior Vice President and Principal with Petrie Parkman & Co. where he was involved with the firm's capital market activities. He has over 15 years experience as a senior financial executive with independent oil and natural gas companies. Mr. McCain has taught as an adjunct professor since 1982 at the University of Denver's Graduate School of Business.



     Grant W. Henderson has served as Executive Vice President and General Manager -- Southern Division since August of 2001. Prior to August 2001, Mr. Henderson served as President and Chief Operating officer of Belco Oil & Gas Corp. Prior to his tenure at Belco, Mr. Henderson was President and Chief Financial Officer of Coda Energy, Inc. From 1981 until he joined Coda Energy, Inc. in 1993, Mr. Henderson was employed by NationsBank (now Bank of America N.A.), last serving as Senior Vice President in its Energy Banking Group.



     Kenneth D. Anderson has served as Vice President -- Accounting since April 2000. Mr. Anderson joined Westport in September 1991 as Controller. Prior to joining Westport, he was involved in the financial management of oil and natural gas exploration and production companies.



     Brian K. Bess has served as Vice President -- Engineering since joining Westport in May 1998. Prior to joining Westport, Mr. Bess was the Acquisitions and Reservoir Manager for General Atlantic Resources/UMC Petroleum Corp. from February 1993 until May 1998. He previously has held various engineering positions with Petro-Lewis Corp., Energy Investment Management, and General Royalty Companies, as well as various consulting assignments.



     Howard L. Boigon has served as Vice President, General Counsel and Secretary since May 2001. Mr. Boigon served in the same positions and as a director of Basin Exploration, Inc. from 1992 until its merger with Stone Energy Corporation on February 1, 2001. Prior to joining Basin Exploration, Mr. Boigon was with the Denver law firm of Davis, Graham & Stubbs for 18 years, where he specialized in the practice of natural resources law.



     Carter Mathies has served as Vice President and General Manager -- Western Division since February 1, 2003. Prior to joining Westport, Mr. Mathies was Vice President of Kinder Morgan Energy Partners, L.P. Previously he had been the Chief Executive Officer of Tipperary Corporation.

     Peter M. Mueller has served as Vice President and General
Manager -- Northern Division since June 9, 2003. Prior to joining Westport, Mr. Mueler was Principal and Director of Oil and Gas Services of R.W. Beck. Prior to joining R.W. Beck, Mr. Mueler worked for Amoco Corporation as Manager of the San Juan Basin Resource Development in Colorado and the Resource Manager of the Red Oak Field in Oklahoma.



     Michael L. Beatty has served as a Director of Westport since October 1, 2003. Mr. Beatty is the owner of The Beatty Law Firm in Denver, Colorado since October 1, 1998 and was previously of counsel with the law firm of Akin Gump Strauss Hauer & Feld LLP. Mr. Beatty previously served as Executive Vice President, General Counsel and director of Coastal Corporation and as General Counsel of Colorado Interstate Gas Company. Prior to joining Colorado Interstate Gas Company, Mr. Beatty was a tenured professor of law at the University of Idaho. From 1993 until 1995, Mr. Beatty served as Chief of Staff to Colorado Governor Roy Romer.



     Laurence D. Belfer has served as a Director of Westport since August 2001. Mr. Belfer was a director of Belco from 1996 until August 2001. Mr. Belfer joined Belco as Vice President in September 1992. He was promoted to Executive Vice President in May 1995 and Chief Operating Officer in December 1995, was named President in April 1997 and Vice Chairman in March 1999. He is a founder and Chairman of Harvest Management, Inc., a money management firm, and is President of Belfer Management LLC, a family investment firm.



     Richard D. Dole has served as a Director of Westport since October 1, 2003. Mr. Dole is currently President and co-founder and serves on the Board of Members of Benefits Access Solutions, LLC and previously was Managing Partner of Innovation Group Partners, LLC. Prior to founding Innovation Growth Partners in 2000, Mr. Dole served from 1998 until 2000 as Vice President and Chief Financial Officer of Burlington Resources International. From 1995 until 1998, Mr. Dole was national partner-in-charge of business process solutions of KPMG LLP. Prior to 1995, he held various positions with Coopers & Lybrand, LLP, including Vice Chairman -- process management, Southwest Region Director of merger, acquisition and corporate finance services, and National Chairman for the energy and natural resources industry practices.



     James M. Funk has served as a Director of Westport since April 2000. Mr. Funk joined Equitable Resources, Inc. in June 2000 and served as president, Equitable Production Company until December 2003. From February 1999 through June 2000, Mr. Funk was an independent consultant. Prior to this, Mr. Funk worked for 23 years at Shell Oil, where he held positions of President, Shell Continental Companies (January 1998 through January 1999), Vice President, Shell Offshore, Inc. and General Manager, Shelf E&P Business Unit (October 1991 through December 1997), and Chief Executive Officer of Shell Midstream Enterprises, Inc. (April 1996 through December 1997). Mr. Funk is a certified petroleum geologist.



     David L. Porges has served as a Director of Westport since April 2000. Mr. Porges is Executive Vice President, Chief Financial Officer and a Director of Equitable Resources, Inc. Mr. Porges joined Equitable Resources, Inc. in July 1998. Prior to joining Equitable Resources, Inc., Mr. Porges was a Managing Director for Bankers Trust Corporation, a financial services firm, from 1991 through July 1998. He has been involved in the oil and natural gas business and financial services supporting that business for more than 20 years.



     Michael Russell has served as a Director of Westport since April 2000. He was a director of Westport Oil and Gas and served as its President from its inception through June 1996. Mr. Russell is a partner of Dr. Richard J. Haas Partners, London, the Trust Lawyers who are responsible worldwide for overseeing the affairs of the founder of Westport Oil and Gas and a major stockholder of Westport. Mr. Russell has worked for Dr. Richard J. Haas Partners for the past 29 years. He has been involved in the U.S. oil and natural gas industry for the past 22 years. Together with senior partner Dr. Richard J. Haas, he was responsible for starting in 1981 the original U.S. oil and natural gas operations that led to the formation of Westport Oil and Gas. Mr. Russell was called to the bar at Lincoln's Inn, London.

     Robert F. Semmens has served as a Director of Westport since October 1, 2003. Mr. Semmens is currently an Adjunct Professor of finance at the Leonard N. Stern School of Business at New York University and a private investor. From 1993 until 2000 when the company was sold, Mr. Semmens was a Principal of the Beacon Group, a private investment and advisory firm specializing in energy investment. Prior to co-founding the Beacon Group, Mr. Semmens was with the investment banking division of Goldman, Sachs & Co. where he specialized in corporate finance primarily in the energy industry.



     Randy Stein has served as a Director of Westport since July 2000. Since July 1, 2000, Mr. Stein has been a self-employed tax and business consultant. From November 1986 to June 30, 2000, Mr. Stein served as a Principal at PricewaterhouseCoopers LLP, formerly Coopers & Lybrand LLP, where he was in charge of the Denver tax practice with responsibility for client service, business development and other operational affairs. Mr. Stein has over 25 years of experience in the energy industry providing accounting and tax consulting, and has been involved in numerous mergers, acquisitions and initial public offerings. Mr. Stein also serves as a Director of Koala Corporation.



     William F. Wallace has served as a Director of Westport since April 2000. Mr. Wallace was a Director of Westport Oil and Gas prior to its merger with EPGC. He also serves on the board of directors of Khanty Mansiysk Oil Corp. and served on the board of directors of Input/Output, Inc. until his term expired on May 21, 2002. Mr. Wallace was Vice Chairman of Barrett Resources from August 1995 through March 1996. He served as President, Chief Operating Officer and Director of Plains Petroleum Co. from September 1994 to August 1995. Prior to joining Plains Petroleum in 1994, Mr. Wallace spent 23 years with Texaco Inc., including six years as Vice President of Exploration for Texaco USA and as Regional Vice President of Texaco's Eastern Region.



EMPLOYMENT AGREEMENTS



     We are party to employment agreements entered into effective April 1, 2002 with each of Donald D. Wolf and Barth E. Whitham, pursuant to which Messrs. Wolf and Whitham serve as Westport's Chairman of the Board and Chief Executive Officer and its President and Chief Operating Officer, respectively. The initial term of each employment agreement extends through May 31, 2005. During 2002, Mr. Wolf and Mr. Whitham received salaries of $381,517 and $263,869, respectively. The agreements provide that if any payments or distributions to Mr. Wolf or Mr. Whitham by us or any of our affiliates are subject to Section 4999 of the Internal Revenue Code, or the Code, we are required to compensate such person for the amount of any excise tax imposed pursuant to Section 4999 of the Code and for any taxes imposed on that additional payment. Section 4999 of the Code addresses additional taxes payable in the event we have a change of control.



     The employment agreements also provide for severance payments to Mr. Wolf and Mr. Whitham if we terminate their employment other than for cause or their employment is terminated upon a change of control, including their resignation for good reason within one year after the occurrence of a change in control. In such case, we must pay accrued and unpaid base salary, bonus, to the extent earned, vested deferred compensation, any benefits then due, accrued and unpaid vacation pay, business expenses incurred as of the date of termination and an amount equal to three times the individual's then applicable base salary and three times the average of the bonus he received for the last three years. In addition, immediately prior to a change in control, all their existing options will be immediately vested and exercisable and all restrictions with respect to their restricted stock will lapse. The employment agreements also include a non-competition provision for one year if the individual voluntarily terminates his employment and a non-solicitation provision for one year following the termination of such person's employment.



RETENTION AGREEMENTS



     Following the Merger, we entered into retention agreements with our executive officers. The retention agreements set forth the terms and conditions of the officers' compensation in the event of termination of their employment following a change in control, as defined in the agreements, within five years of the date of such retention agreements. Each agreement automatically expires if a change in control has not occurred within the five-year period, and may be renewed for successive one-year periods by written agreement of the parties. If a termination following a change in control occurs within the specified period, other than a termination for cause or without good reason, as defined in the agreement, the terminated person will be entitled to all earned and accrued compensation and benefits plus severance compensation equal to a stated percentage of the sum of their respective base salary and average bonus for three prior years, plus the amount of any excise tax imposed on such severance payment under Section 4999 of the Code. In addition, all equity incentive awards become immediately vested.



THE RETENTION AND SEVERANCE PLAN



     Under the Retention and Severance Plan adopted by Belco prior to the Merger, we are obligated to pay certain benefits to former employees of Belco. The Retention and Severance Plan generally provides that each former Belco employee is entitled to receive a lump sum retention payment equal to 30% of such employee's aggregate wages earned during a retention period lasting from June 8, 2001 until the earlier of (1) 90 days after the effective date of the Merger or (2) the termination of the merger agreement relating to the Merger. As required by the plan's terms, we paid retention payments within 30 days of the end of the retention period. The Retention and Severance Plan also generally provides for severance benefits to be paid to former Belco employees whose employment is terminated for any reason other than "cause" during the period from June 8, 2001 through the earlier of (1) 18 months after the effective date of the Merger or (2) the termination of the merger agreement. The severance compensation payable under the Retention and Severance Plan is as follows:



TITLE                                                 AMOUNT OF PAYMENT(1)
-----                                                 --------------------
Senior Vice President or higher..........   Three months' salary per year of service
                                            with a maximum payment of 18 months'
                                            salary
Vice President...........................   Two months' salary per year of service
                                            with a maximum payment of 12 months'
                                            salary
All other employees......................   One months' salary per year of service
                                            with a maximum payment of 6 months'
                                            salary


---------------


(1) Minimum severance compensation for any eligible employee will be two months' salary.



     Severed employees eligible for severance benefits under the Retention and Severance Plan may also be eligible for certain health insurance benefits. Compensation payable under the Retention and Severance Plan is subject to applicable withholding taxes and is not eligible for 401(k) matching benefits. As of March 31, 2003, our severance obligations to all of the former Belco employees, except Dominick Golio, were satisfied. We have subsequently paid all of the remaining severance benefits to Mr. Golio (paid in equal installments on a semi-monthly basis) and as of September 15, 2003, have no additional obligations under the Retention and Severance Plan.



ITEM 11.  EXECUTIVE COMPENSATION


     The information called for by Item 11 of this report is incorporated by reference from the section entitled "Executive Compensation" of our definitive Proxy Statement filed with the SEC pursuant to Regulation 14A under the Exchange Act on April 21, 2003.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information called for by Item 12 of this report is incorporated by reference from the section entitled "Security Ownership of Certain Beneficial Owners and Management" of our definitive Proxy Statement filed with the SEC pursuant to Regulation 14A under the Exchange Act on April 21, 2003.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


                       TRANSACTIONS WITH RELATED PARTIES



SHAREHOLDERS AGREEMENT



     On February 14, 2003, Westport entered into the shareholders agreement with WELLC, Medicor, ERI and the Belfer Group. The shareholders agreement amended and restated the previous shareholders agreement, dated as of July 20, 2001, in connection with WELLC's transfer of a portion of its Westport common stock to Medicor. Medicor and WELLC are collectively referred to as the Medicor Group. The shareholders agreement contained provisions that determined how the Medicor Group, ERI and the Belfer Group voted their respective shares of Westport common stock and that, among other things, had the effect, based on their share ownership, of giving these parties the ability to determine the composition of our board of directors and otherwise affect our corporate governance and business activities, including provisions whereby:



     - The Medicor Group, ERI and the Belfer Group were obligated to vote their shares according to and consistent with the terms of the shareholders agreement;



     - Westport, the Medicor Group, ERI and the Belfer Group were obligated to take or cause to be taken all lawful action necessary to ensure that our articles of incorporation and bylaws were at all times consistent with the provisions of the shareholders agreement;



     - Our Board of Directors was required to be comprised of 11 directors, two of whom were required to be independent directors (as such term is defined in the shareholders agreement) divided into three classes, with directors in each class having a three-year term following a transition period in which the initial Class 1 directors served a one-year term, the initial Class 2 directors served a two-year term and the initial Class 3 directors served a three-year term;



     - Medicor and ERI each had the right to nominate one director to Class 3, one director to Class 2 and one director to Class 1 and the Belfer Group had the right to nominate one director to Class 3 and one director to Class 1. The number of directors any such party may nominate was reduced if such party's ownership of our common stock fell below specified percentages of the total number of shares of our common stock then outstanding;



     - Medicor, ERI and the Belfer Group, respectively, each had the right (1) subject to applicable law, to remove, with or without cause, any director nominated in accordance with the terms of the shareholders agreement by Medicor, ERI or the Belfer Group, respectively, and (2) to nominate any replacement for a director nominated in accordance with the terms of the new shareholders agreement by Medicor, ERI or the Belfer Group, respectively, upon the death, resignation, retirement, disqualification or removal from office of such director. Our Board of Directors was required to duly appoint as a director each person so nominated to fill a vacancy on the board of directors. Notwithstanding the foregoing, pursuant to Nevada law, an incumbent director could not be removed from office except upon the affirmative vote of at least two-thirds of the issued and outstanding voting power;



     - We could take and could permit our subsidiaries to take and engage in the following actions only upon receiving supermajority approval (as such term is defined in the shareholders agreement) of our Board of Directors:



       - Acquisition of Stock. Subject to certain conditions, neither ERI, the Medicor Group nor the Belfer Group were able to acquire any additional shares of our common stock without the consent of the other parties;



       - Issuance of Common Stock. Issue, sell, grant or award or enter into any agreement to issue, sell, grant or award any of our common stock other than (1) pursuant to agreements or obligations in existence as of the effective time of the shareholders agreement, (2) the issuance of our common stock pursuant to any rights or agreements including without limitation any security convertible or exchangeable into or exercisable for, with or without consideration, our common stock so long as such rights or agreements received supermajority approval and (3) the grant of options and the issuance of restricted stock under our stock incentive plans for the benefit of our employees and directors and the issuance of our common stock upon the exercise of such options;



      - Debt to Total Capitalization. Incur funded debt of Westport and our subsidiaries so that the ratio of debt of Westport and our subsidiaries to total capitalization was greater than 0.4 to 1.0; and



      - Sale Transactions. Enter into any merger or consolidation, sale of all or substantially all of our assets or sale of assets or transfer to a third party by sale of assets, merger or otherwise by Westport or any of our subsidiaries (in one transaction or a series of related transactions) of any subsidiary or the assets or business of Westport or a subsidiary thereof which involved more than $150 million (or such other amount, established by resolution of our Board of Directors (approved by supermajority approval) from time to time), of our total assets and our subsidiaries taken as a whole, including a sale of Westport effected by means of a sale of our common stock, but excluding, however, dispositions of assets in the ordinary course of business (including, but not limited to, oil and natural gas production);



     - each of the Medicor Group, ERI and the Belfer Group was granted unlimited piggyback registration rights;



     - each of the Medicor Group and ERI was granted three demand registration rights and the Belfer Group was granted two demand registration rights; and



     - each of the Medicor Group, ERI and the Belfer Group were obligated to enter into holdback agreements if requested by the underwriters in underwritten offerings.



     On October 1, 2003, Westport, Medicor, WELLC, ERI and the Belfer Group entered into the termination and voting agreement and Westport, Medicor, WELLC, ERI and certain members of the Belfer Group, also referred to as the New Belfer Group, entered into the registration rights agreement, in each case effective as of October 1, 2003. The termination and voting agreement terminates the shareholders agreement and includes the following agreements:



     - Each of the Medicor Group, EQT Investments, Inc., a successor to ERI, also referred to as EQT, and the New Belfer Group have the right to nominate one director at the 2004 annual meeting of Westport's stockholders; and



     - Medicor, EQT and the New Belfer Group, respectively, each have the right
       (1) subject to applicable law, to remove, with or without cause, a director nominated in accordance with the terms of the termination and voting agreement by Medicor, EQT or the New Belfer Group, respectively, and (2) to nominate any replacement for such director upon his or her death, resignation, retirement, disqualification or removal from office. Our Board of Directors is obligated to duly appoint as a director each person so nominated to fill a vacancy on the Board of Directors. Notwithstanding the foregoing, pursuant to Nevada law, an incumbent director may not be removed from office except upon the affirmative vote of at least two-thirds of the issued and outstanding voting power.



Pursuant to the registration rights agreement:



     - each of the Medicor Group, EQT and the New Belfer Group is granted unlimited piggyback registration rights;



     - each of the Medicor Group, EQT and the New Belfer Group is granted a limited number of demand registration rights; and

     - each of the Medicor Group, EQT and the New Belfer Group are obligated to enter into holdback agreements if requested by the underwriters in underwritten offerings.



OFFICE LEASE



     Belco paid Robert A. Belfer, former Chairman of the Board and Chief Executive Officer of Belco and one of our directors, a fee of $172,172 during 2001 for office space and services provided through such office from January 2001 through August 2001. After our merger with and into Belco, Westport paid a fee of $88,908 to Mr. Belfer for the office space from September 2001 through January 2002. The fee is based on the actual cost of such office space pro-rated to the amount utilized in our operations. We believe the fee compared favorably to the terms which might have been available from a non-affiliated party. We have not paid a fee to Mr. Belfer for office space since January 31, 2002 and do not intend to use this office space in the future.



DOMINICK GOLIO



     Pursuant to current federal income tax laws, recipients of awards of restricted stock under Belco's 1996 Stock Incentive Plan are deemed to have income equal to the fair market value of the vested shares of our common stock on the date of vesting. As of December 31, 2001, Dominick J. Golio was indebted to us in the amount of $69,320, representing federal income taxes paid by us on behalf of Dominick J. Golio that arose pursuant to the vesting of Mr. Golio's restricted stock. Upon Mr. Golio's termination in March 2002, the amount of his indebtedness to us was satisfied in full out of his severance compensation. We did not charge interest on this indebtedness.



     In October 2001, we entered into a letter agreement with Dominick J. Golio whereby Mr. Golio would, after cessation of his employment, continue to assist us in certain pending litigation. As compensation, we agreed to pay Mr. Golio
7 1/2% of our total net recovery, if any, in the litigation. The suit was settled in September 2002. On December 16, 2002, Mr. Golio received a cash payment of $156,334 and agreed to receive severance benefits with an aggregate cash value of $58,936 in full satisfaction of the amounts owed to him under the letter agreement. In addition to our obligations to Mr. Golio under the letter agreement, we are obligated to pay severance benefits in the amount of $78,564 to Mr. Golio under Belco's Retention and Severance Plan by September 15, 2003. As of September 15, 2003, we have paid all of the amounts owed to Mr. Golio under the letter agreement and Belco's Retention and Severance Plan and have no additional obligations to Mr. Golio.



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

          3. Exhibits: The following documents are filed as exhibits to this report:


EXHIBIT NO.                             EXHIBIT DESCRIPTION
-----------                             -------------------
    1.1       --    Purchase Agreement, dated as of March 27, 2003, by and among
                    Westport, subsidiary guarantors party thereto and Lehman
                    Brothers Inc. (incorporated by reference to Exhibit 1 to
                    Westport's Registration Statement on Form S-4 (Registration
                    No. 333-105834), filed with the SEC on June 4, 2003).
    1.2       --    Stock Purchase Agreement, dated as of November 15, 2002, by and among Westport, Spindrift Partners, L.P., Spindrift
                    Investors (Bermuda) L.P., Global Natural Resources III and
                    Global Natural Resources III L.P. (incorporated by reference to Exhibit 1 to Westport's Registration Statement on Form
                    S-3 (Registration No. 333-102281), filed with the SEC on
                    December 31, 2002).
    2.1       --    Agreement and Plan of Merger, dated as of March 9, 2000, by and among Westport Oil and Gas Company, Inc., Westport
                    Energy Corporation, Equitable Production Company, Equitable
                    Production (Gulf) Company and EPGC Merger Sub Corporation
                    (incorporated by reference to Exhibit 2.1 to the
                    Registration Statement on Form S-1 of Westport Resources
                    Corporation, a Delaware corporation (Registration No.
                    333-40422), filed with the SEC on June 29, 2000).
    2.2       --    Agreement and Plan of Merger, dated as of June 8, 2001,
                    among Belco and Westport Resources Corporation, a Delaware corporation (incorporated by reference to Exhibit 2.1 to
                    Belco's Registration Statement on Form S-4/A (Registration
                    No. 333-64320), filed with the SEC on July 24, 2001).
    2.3       --    Purchase and Sale Agreement, dated November 6, 2002, among
                    Westport and certain affiliates of El Paso Corporation
                    parties thereto (incorporated by reference to Exhibit 2 to
                    Westport's Current Report on Form 8-K/A, filed with the SEC on December 27, 2002).
    3.1       --    Amended Articles of Incorporation of Westport (incorporated by reference to Exhibit 3.1 to Westport's Registration
                    Statement on Form 8-A/A, filed with the SEC on August 31,
                    2001).
    3.2       --    Certificate of Amendment to Amended Articles of
                    Incorporation of Westport, dated March 5, 2003 (incorporated by reference to Exhibit 3.2 to Westport's Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, filed on
                    May 8, 2003).
    3.3       --    Third Amended and Restated Bylaws of Westport effective as of October 1, 2003 (incorporated by reference to Exhibit 3.3 to Westport's Quarterly Report on form 10-Q for the quarter ended September 30, 2003, filed with the SEC on November 14,
                    2003).
    4.1       --    Specimen Certificate for shares of Common Stock of Westport
                    (incorporated by reference to Exhibit 4.1 to Westport's
                    Registration Statement on Form 8-A/A, filed with the SEC on
                    August 31, 2001).
    4.2       --    Specimen Certificate for shares of 6 1/2% Convertible
                    Preferred Stock of Westport (incorporated by reference to
                    Exhibit 4 to Westport's Registration Statement on
                    Form 8-A/A, filed with the SEC on August 31, 2001).
  **4.3       --    Third Amended and Restated Shareholders Agreement dated
                    February 14, 2003 among Westport, ERI, Medicor Foundation,
                    WELLC and certain stockholders named therein.

EXHIBIT NO.                             EXHIBIT DESCRIPTION
-----------                             -------------------
    4.4       --    Termination and Voting Agreement, dated as of October 1,
                    2003, among Westport, ERI, WELLC, Medicor and certain
                    stockholders named therein (incorporated by reference to
                    Exhibit 4.5 to Westport's Quarterly Report on Form 10-Q for
                    the quarter ended September 30, 2003, filed with the SEC on
                    November 14, 2003).
    4.5       --    Registration Rights Agreement, dated as of October 1, 2003, among Westport, ERI, WELLC, Medicor and certain stockholders named therein (incorporated by reference to Exhibit 4.6 to
                    Westport's Quarterly Report on Form 10-Q for the quarter
                    ended September 30, 2003, filed with the SEC on November 14,
                    2003).
    4.6       --    Registration Rights Agreement, dated as of April 3, 2003,
                    among Westport, subsidiary guarantors party thereto and
                    Lehman Brothers Inc. (incorporated by reference to Exhibit
                    4.7 to Westport's Registration Statement on Form S-4
                    (Registration No. 333-105834), filed with the SEC on June 4,
                    2003).
    4.7       --    Indenture, dated as of November 5, 2001, among Westport,
                    subsidiary guarantors from time to time party thereto and
                    The Bank of New York, as trustee (incorporated by reference to Exhibit 4.4 to Westport's Registration Statement on Form
                    S-4 (Registration No. 333-77060), filed with the SEC on
                    January 18, 2002).
    4.8       --    First Supplemental Indenture, dated as of December 31, 2001, among Westport, existing subsidiary guarantors party
                    thereto, new subsidiary guarantors named therein and The
                    Bank of New York, as trustee (incorporated by reference to
                    Exhibit 4.5 to Westport's Registration Statement on Form S-4
                    (Registration No. 333-77060), filed with the SEC on January
                    18, 2002).
    4.9       --    Second Supplemental Indenture, dated as of December 17,
                    2002, among Westport, existing subsidiary guarantors party thereto, new subsidiary guarantors named therein and The
                    Bank of New York, as trustee (incorporated by reference to
                    Exhibit 4.9 to Westport's Registration Statement on Form S-4
                    (Registration No. 333-102705), filed with the SEC on January
                    24, 2003).
    4.10      --    Third Supplemental Indenture, dated as of April 3, 2003,
                    among Westport, subsidiary guarantors party thereto and The
                    Bank of New York, as trustee (incorporated by reference to
                    Exhibit 4.11 to Westport's Registration Statement on Form
                    S-4 (Registration No. 333-105834), filed on June 4, 2003).
    4.11      --    Indenture, dated as of September 23, 1997, among Belco, as issuer, and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.1 of Belco's Registration
                    Statement on Form S-4 (Registration No. 333-37125), filed
                    with the SEC on February 6, 1996).
    4.12      --    Supplemental Indenture dated as of February 25, 1998 between
                    Coda Energy, Inc., Diamond Energy Operating Company, Electra
                    Resources, Inc., Belco Operating Corp., Belco Energy L.P.,
                    Gin Lane Company, Fortune Corp., BOG Wyoming LLC and Belco
                    Finance Co. (individually, the Subsidiary Guarantors), a
                    subsidiary of Belco, and The Bank of New York, a New York
                    banking corporation (as Trustee) amending the Indenture
                    filed as Exhibit 4.2 above (incorporated by reference to
                    Exhibit 4.3 of Belco's Annual Report on Form 10-K for the
                    fiscal year ended December 31, 1997, filed with the SEC on
                    March 26, 1998).
    4.13      --    Second Supplemental Indenture, dated as of August 21, 2001, among Westport, certain subsidiary guarantors party thereto and The Bank of New York, as trustee (incorporated by
                    reference to Exhibit 4.3 to Westport's Quarterly Report on
                    Form 10-Q for the quarter ended September 30, 2001, filed
                    with the SEC on November 14, 2001).
    4.14      --    Third Supplemental Indenture, dated as of December 31, 2001, among Westport, existing subsidiary guarantors party
                    thereto, new subsidiary guarantors named therein and The
                    Bank of New York, as trustee (incorporated by reference to
                    Exhibit 4.10 to Westport's Registration Statement on Form
                    S-4 (Registration No. 333-77060), filed with the SEC on
                    January 18, 2002).

EXHIBIT NO.                             EXHIBIT DESCRIPTION
-----------                             -------------------
    4.15      --    Fourth Supplemental Indenture, dated as of December 17,
                    2002, among Westport, existing subsidiary guarantors, new
                    subsidiary guarantors and The Bank of New York, as trustee
                    (incorporated by reference to Exhibit 4.14 to Westport's
                    Registration Statement on Form S-4 (Registration No.
                    333-102705), filed with the SEC on January 24, 2003).
    4.16      --    Certificate of Designations of 6 1/2% Convertible Preferred
                    Stock dated March 5, 1998 (incorporated by reference to
                    Exhibit 4.1 of Belco's Current Report on Form 8-K, filed on
                    March 11, 1998).
    4.17      --    Form of 8 1/4% Note (contained in the Indenture listed as
                    Exhibit 4.4 above) (incorporated by reference to Exhibit 4.4 to Westport's Registration Statement on Form S-4
                    (Registration No. 333-77060), filed with the SEC on January
                    18, 2002).
    4.18      --    Form of 8 7/8% Note (contained in the Indenture listed as
                    Exhibit 4.8 above) (incorporated by reference to Exhibit 4.1 to Belco's Registration Statement on Form S-4 (Registration
                    No. 333-37125), filed with the SEC on February 6, 1996).
    4.19      --    Form of Indenture for Senior Debt Securities (incorporated by reference to Exhibit 4.1 to Belco's Amendment No. 1 to
                    the Registration Statement on Form S-3 (Registration No.
                    333-42107), filed with the SEC on December 23, 1997).
    4.20      --    Form of Indenture for Subordinated Debt Securities
                    (incorporated by reference to Exhibit 4.2 to Belco's
                    Amendment No. 1 to the Registration Statement on Form S-3
                    (Registration No. 333-42107), filed with the SEC on December
                    23, 1997).
   10.1       --    Credit Agreement, dated as of December 17, 2002, among
                    Westport, certain lenders from time to time party thereto,
                    Credit Suisse First Boston Corporation, as syndication
                    agent, JPMorgan Chase Bank, as administrative agent and
                    issuing bank, certain documentation agents party thereto,
                    Wachovia Bank, N.A., as senior managing agent, and certain managing agents named therein (incorporated by reference to
                    Exhibit 10.1 to Westport's Registration Statement on Form
                    S-4 (Registration No. 333-102705), filed with the SEC on
                    January 24, 2003).
   10.2       --    First Amendment to Credit Agreement, dated as of October 15,
                    2003, among Westport, subsidiary guarantors party thereto,
                    JP Morgan Chase Bank, as administrative agent, and certain lenders named therein (incorporated by reference to Exhibit
                    10.1 to Westport's Quarterly Report on Form 10-Q for the
                    quarter ended September 30, 2003, filed with the SEC on
                    November 14, 2003).
   10.3       --    Subsidiary Guarantee, dated as of December 17, 2002, by each subsidiary guarantor party thereto in favor of JPMorgan
                    Chase Bank, as administrative agent for certain lenders and creditors (incorporated by reference to Exhibit 10.2 to
                    Westport's Registration Statement on Form S-4 (Registration
                    No. 333-102705), filed with the SEC on January 24, 2003).
   10.4       --    Westport Resources Corporation 2000 Stock Incentive Plan, as
                    amended on August 21, 2001 (incorporated by reference to
                    Exhibit 4.4 to Westport's Registration Statement on Form
                    S-8, filed with the SEC on August 31, 2001).
   10.5       --    Westport Resources Corporation Annual Incentive Plan 2000
                    (incorporated by reference to Exhibit 10.6 to Old Westport's
                    Registration Statement on Form S-1 (Registration No.
                    333-40422), filed with the SEC on June 29, 2000).
   10.6       --    Employment Agreement, effective as of April 1, 2002, between
                    Westport and Donald D. Wolf (incorporated by reference to
                    Exhibit 10.1 to Westport's Quarterly Report on Form 10-Q for
                    the quarter ended March 31, 2002, filed with the SEC on May
                    13, 2002).
   10.7       --    Employment Agreement, effective as of April 1, 2002, between
                    Westport and Barth E. Whitham (incorporated by reference to
                    Exhibit 10.2 to Westport's Quarterly Report on Form 10-Q for
                    the quarter ended March 31, 2002, filed with the SEC on May
                    13, 2002).
   10.8       --    Form of Indemnification Agreement between Westport and its officers and directors (incorporated by reference to Exhibit
                    10.1 to Westport's Quarterly Report on Form 10-Q for the
                    quarter ended June 30, 2002, filed with the SEC on August
                    14, 2002).

EXHIBIT NO.                             EXHIBIT DESCRIPTION
-----------                             -------------------
   10.9       --    Belco Oil & Gas Corp. 1996 Nonemployee Directors' Stock
                    Option Plan (incorporated by reference to Exhibit 10.1 of
                    Belco's Registration Statement on Form S-1 (Registration No.
                    333-1034), filed with the SEC on February 6, 1996).
   10.10      --    First Amendment to Belco Oil & Gas Corp. 1996 Nonemployee
                    Directors' Stock Option Plan (incorporated by reference to
                    Exhibit 10.1 of Belco's Quarterly Report on Form 10-Q for
                    the quarter ended June 30, 1999, filed with the SEC on
                    August 13, 1999).
   10.11      --    Belco Oil & Gas Corp. 1996 Stock Incentive Plan
                    (incorporated by reference to Exhibit 10.2 of Belco's
                    Registration Statement on Form S-1 (Registration No.
                    333-1034), filed with the SEC on February 6, 1996).
   10.12      --    First Amendment to Belco Oil & Gas Corp. 1996 Stock
                    Incentive Plan (incorporated by reference to Exhibit 10.2 of
                    Belco's Quarterly Report on Form 10-Q for the quarter ended
                    June 30, 2000, filed with the SEC on August 14, 2000).
   10.13      --    Form of Indemnification Agreement between Belco and its
                    officers and directors (incorporated by reference to Exhibit
                    10.6 of Belco's Registration Statement on Form S-1
                    (Registration No. 333-1034), filed with the SEC on February
                    6, 1996).
   10.14      --    Belco Oil & Gas Corp. Retention and Severance Benefit Plan
                    dated June 8, 2001 (incorporated by reference to Exhibit
                    10.18 to Belco's Registration Statement on Form S-4/A
                    (Registration No. 333-64320), filed with the SEC on July 24,
                    2001).
   10.15      --    Amended and Restated Well Participation Letter Agreement
                    dated as of December 31, 1992 between Chesapeake Operating,
                    Inc. and Belco, as amended by (i) Letter Agreement dated
                    April 14, 1983, (ii) Amendment dated December 31, 1993, and
                    (iii) Third Amendment dated December 30, 1994 (incorporated by reference to Exhibit 10.7 of Belco's Registration
                    Statement on Form S-1 (Registration No. 333-1034), filed
                    with the SEC on February 6, 1996).
   10.16      --    Sale Agreement (Independence) dated as of June 10, 1994
                    between Chesapeake Operating, Inc. and Belco (incorporated by reference to Exhibit 10.10 of Belco's Registration
                    Statement on Form S-1 (Registration No. 333-1034), filed
                    with the SEC on February 6, 1996).
   10.17      --    Sale and Area of Mutual Interest Agreement (Greater
                    Giddings) dated as of December 30, 1994 between Chesapeake
                    Operating, Inc. and Belco (incorporated by reference to
                    Exhibit 10.12 of Belco's Registration Statement on Form S-1
                    (Registration No. 333-1034), filed with the SEC on February
                    6, 1996).
   10.18      --    Golden Trend Area of Mutual Interest Agreement dated as of
                    December 17, 1992 between Chesapeake Operating, Inc. and
                    Belco (incorporated by reference to Exhibit 10.13 of Belco's
                    Registration Statement on Form S-1 (Registration No.
                    333-1034), filed with the SEC on February 6, 1996).
   10.19      --    Form of Participation Agreement for Belco Oil & Gas Corp.
                    1992 Moxa Arch Drilling Program (incorporated by reference to Exhibit 10.15 of Belco's Registration Statement on Form
                    S-1 (Registration No. 333-1034), filed with the SEC on
                    February 6, 1996).
   10.20      --    Form of Offset Participation Agreement to the Moxa Arch 1992
                    Offset Drilling Program (incorporated by reference to
                    Exhibit 10.16 of Belco's Registration Statement on Form S-1
                    (Registration No. 333-1034), filed with the SEC on February
                    6, 1996).
   10.21      --    Form of Participation Agreement for Belco Oil & Gas Corp.
                    1993 Moxa Arch Drilling Program (incorporated by reference to Exhibit 10.17 of Belco's Registration Statement on Form
                    S-1 (Registration No. 333-1034), filed with the SEC on
                    February 6, 1996).
   10.22      --    Change in Control Severance Protection Agreement, dated as of December 1, 2001, between Westport and Grant W. Henderson
                    (incorporated by reference to Exhibit 10.24 to Westport's
                    Registration Statement on Form S-4 (Registration No.
                    333-77060), filed with the SEC on January 18, 2002).
   10.23      --    Change in Control Severance Protection Agreement, dated as of December 1, 2001, between Westport and Lon McCain
                    (incorporated by reference to Exhibit 10.25 to Westport's
                    Registration Statement on Form S-4 (Registration No.
                    333-77060), filed with the SEC on January 18, 2002).

EXHIBIT NO.                             EXHIBIT DESCRIPTION
-----------                             -------------------
   10.24      --    Change in Control Severance Protection Agreement, dated as of December 1, 2001, between Westport and Kenneth D.
                    Anderson (incorporated by reference to Exhibit 10.26 to
                    Westport's Registration Statement on Form S-4 (Registration
                    No. 333-77060), filed with the SEC on January 18, 2002).
   10.25      --    Change in Control Severance Protection Agreement, dated as of December 1, 2001, between Westport and Lynn S. Belcher
                    (incorporated by reference to Exhibit 10.27 to Westport's
                    Registration Statement on Form S-4 (Registration No.
                    333-77060), filed with the SEC on January 18, 2002).
   10.26      --    Change in Control Severance Protection Agreement, dated as of December 1, 2001, between Westport and Brian K. Bess
                    (incorporated by reference to Exhibit 10.28 to Westport's
                    Registration Statement on Form S-4 (Registration No.
                    333-77060), filed with the SEC on January 18, 2002).
   10.27      --    Change in Control Severance Protection Agreement, dated as of December 1, 2001, between Westport and Howard L. Boigon
                    (incorporated by reference to Exhibit 10.29 to Westport's
                    Registration Statement on Form S-4 (Registration No.
                    333-77060), filed with the SEC on January 18, 2002).
   10.28      --    Change in Control Severance Protection Agreement, dated as of December 1, 2001, between Westport and Robert R. McBride,
                    Jr. (incorporated by reference to Exhibit 10.30 to
                    Westport's Registration Statement on Form S-4 (Registration
                    No. 333-77060), filed with the SEC on January 18, 2002).
 **10.29      --    Change in Control Severance Protection Agreement, dated as of February 1, 2003, between Westport and Carter Mathies.
   10.30      --    Change in Control Severance Protection Agreement, effective as of June 1, 2003, between Westport and Peter M. Mueller
                    (incorporated by reference to Exhibit 10.1 to Westport's
                    Quarterly Report on Form 10-Q for the quarter ended June 30,
                    2003 filed with the SEC on August 14, 2003).
   21         --    List of Subsidiaries of Westport (incorporated by reference to Exhibit 21 Westport's Registration Statement on Form S-4
                    (Registration No. 333-102705), filed with the SEC on January
                    24, 2003).
  *23.1       --    Consent of Independent Public Accountants, KPMG, LLP.
  *23.2       --    Consent of Ryder Scott Company.
  *23.3       --    Consent of Netherland, Sewell & Associates, Inc.
 **24.1       --    Power of Attorney.
  *31.1       --    Certification pursuant to Section 302 of the Sarbanes-Oxley
                    Act of 2002 of Chief Executive Officer of Westport.
  *31.2       --    Certification pursuant to Section 302 of the Sarbanes-Oxley
                    Act of 2002 of Chief Financial Officer of Westport.
  *32.1       --    Certification pursuant to Section 906 of the Sarbanes-Oxley
                    Act of 2002 of Chief Executive Officer of Westport.
  *32.2       --    Certification pursuant to Section 906 of the Sarbanes-Oxley
                    Act of 2002 of Chief Financial Officer of Westport.


---------------

 * Filed herewith.

** Previously filed.

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


Date: February 5, 2004


                                          WESTPORT RESOURCES CORPORATION

                                          By:      /s/ DONALD D. WOLF
                                            ------------------------------------
                                              Name:  Donald D. Wolf
                                              Title: Chairman of the Board and
                                                     Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated on February 5, 2004:



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


               /s/ MICHAEL L. BEATTY                                   Director
---------------------------------------------------
                 Michael L. Beatty


                         *                                             Director
---------------------------------------------------
                Laurence D. Belfer


                /s/ RICHARD D. DOLE                                    Director
---------------------------------------------------
                  Richard D. Dole


                         *                                             Director
---------------------------------------------------
                   James M. Funk


                         *                                             Director
---------------------------------------------------
                  David L. Porges


                         *                                             Director
---------------------------------------------------
                  Michael Russell


               /s/ ROBERT F. SEMMENS                                   Director
---------------------------------------------------
                 Robert F. Semmens


                         *                                             Director
---------------------------------------------------
                    Randy Stein

                     SIGNATURE                                          TITLE
                     ---------                                          -----


                         *                                             Director
---------------------------------------------------
                William F. Wallace


 *By:                /s/ DONALD D. WOLF
         ------------------------------------------
                       Donald D. Wolf
                      Attorney-in-Fact

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


Reports of Independent Public Accountants...................   F-3
Consolidated Balance Sheets as of December 31, 2002 and
  2001......................................................   F-4
Consolidated Statements of Operations for the years ended
  December 31, 2002, 2001 and 2000..........................   F-5
Consolidated Statements of Stockholders' Equity for the
  years ended December 31, 2002, 2001 and 2000..............   F-6
Consolidated Statements of Cash Flows for the years ended
  December 31, 2002, 2001 and 2000..........................   F-7
Notes to Consolidated Financial Statements..................   F-8

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

                         WESTPORT RESOURCES CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                               FOR THE YEAR ENDED DECEMBER 31,
                                                              ---------------------------------
                                                                2002        2001        2000
                                                              ---------   ---------   ---------
                                                                       (IN THOUSANDS,
                                                                  EXCEPT PER SHARE AMOUNTS)
Operating revenues:
  Oil and natural gas sales.................................  $428,430    $317,278    $244,669
  Hedge settlements.........................................    (1,276)      2,091     (24,627)
  Commodity price risk management activities:
    Non-hedge settlements...................................       822      15,300          --
    Non-hedge change in fair value of derivatives...........   (26,723)     14,323        (739)
  Gain (loss) on sale of operating assets, net..............    (1,685)       (132)      3,130
                                                              --------    --------    --------
      Net revenues..........................................   399,568     348,860     222,433
                                                              --------    --------    --------
Operating costs and expenses:
  Lease operating expenses..................................    89,328      55,315      34,397
  Production taxes..........................................    23,954      13,407      10,631
  Transportation costs......................................     7,961       5,157       3,034
  Exploration...............................................    32,390      31,313      12,790
  Depletion, depreciation and amortization..................   203,093     124,059      64,856
  Impairment of proved properties...........................    19,700       9,423       2,911
  Impairment of unproved properties.........................     9,961       6,974       5,124
  Stock compensation expense, net...........................     4,608         719       5,539
  General and administrative................................    23,629      17,678       7,542
                                                              --------    --------    --------
      Total operating expenses..............................   414,624     264,045     146,824
                                                              --------    --------    --------
      Operating income (loss)...............................   (15,056)     84,815      75,609
Other income (expense):
  Interest expense..........................................   (34,836)    (13,196)     (9,731)
  Interest income...........................................       546       1,668       1,230
  Change in interest rate swap fair value...................       226       4,960          --
  Other.....................................................     1,002         211         152
                                                              --------    --------    --------
Income (loss) before income taxes...........................   (48,118)     78,458      67,260
                                                              --------    --------    --------
Benefit (provision) for income taxes:
  Current...................................................     2,094      (2,006)       (675)
  Deferred..................................................    17,458     (26,631)    (23,049)
                                                              --------    --------    --------
      Total benefit (provision) for income taxes............    19,552     (28,637)    (23,724)
                                                              --------    --------    --------
Net income (loss)...........................................   (28,566)     49,821      43,536
Preferred stock dividends...................................     4,762       1,587          --
                                                              --------    --------    --------
Net income (loss) available to common stockholders..........  $(33,328)   $ 48,234    $ 43,536
                                                              ========    ========    ========
Weighted average number of common shares outstanding:
      Basic.................................................    53,007      43,408      28,296
                                                              ========    ========    ========
      Diluted...............................................    53,007      44,168      28,645
                                                              ========    ========    ========
Net income (loss) per common share:
      Basic.................................................  $  (0.63)   $   1.11    $   1.54
                                                              ========    ========    ========
      Diluted...............................................  $  (0.63)   $   1.09    $   1.52
                                                              ========    ========    ========


  The accompanying notes are an integral part of these consolidated financial statements.

                         WESTPORT RESOURCES CORPORATION

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                         TREASURY
                                     PREFERRED STOCK    COMMON STOCK     ADDITIONAL    COMMON STOCK     RETAINED EARNINGS
                                     ---------------   ---------------    PAID-IN     ---------------     (ACCUMULATED
                                     SHARES   AMOUNT   SHARES   AMOUNT    CAPITAL     SHARES   AMOUNT       DEFICIT)
                                     ------   ------   ------   ------   ----------   ------   ------   -----------------
                                                                        (IN THOUSANDS)
Balance at December 31, 1999.......     --    $  --    15,631    $156    $  198,295     --     $  --        $(58,440)
  Stock issuance for EPGC merger...     --       --    15,236     152       165,204     --        --              --
  Merger costs paid by principal
    stockholder....................     --       --        --      --         2,895     --        --              --
  Common stock issuance from
    initial public offering........     --       --     7,535      75       103,836     --        --              --
  Option plan compensation.........     --       --        --      --         2,156     --        --              --
  Stock options exercised..........     --       --        13       1           140     --        --              --
  Stock issuance to directors......     --       --         4      --            50     --        --              --
  Net income.......................     --       --        --      --            --     --        --          43,536
                                     -----    -----    ------    ----    ----------    ---     -----        --------
Balance at December 31, 2000.......     --       --    38,419     384       472,576     --        --         (14,904)
  Stock issuance for Belco
    merger.........................  2,930       29    13,587     136       403,959     --        --              --
  Repurchase of common stock.......     --       --        --      --            --    (30)     (408)             --
  Option plan compensation.........     --       --        --      --           367     --        --              --
  Stock options exercised..........     --       --        51       1           706     --        --              --
  Preferred stock dividends paid...     --       --        --      --            --     --        --          (1,587)
  Restricted stock issued..........     --       --        36      --           352     --        --              --
Comprehensive income:
    Net income.....................     --       --        --      --            --     --        --          49,821
    Cumulative effect of change in
      accounting principle.........
    Change in fair value of
      derivative hedging
      instruments..................
    Hedge settlements reclassified
      to income....................
      Total other comprehensive
        income.....................
                                     -----    -----    ------    ----    ----------    ---     -----        --------
Balance at December 31, 2001.......  2,930       29    52,093     521       877,960    (30)     (408)         33,330
  Proceeds from issuance of common
    stock..........................     --       --    14,625     146       266,290     --        --              --
  Repurchase of common stock.......     --       --        --      --            --     (4)      (61)             --
  Option plan compensation.........     --       --        --      --         4,333     --        --              --
  Stock options exercised..........     --       --       105       1         1,467     --        --              --
  Stock issuance to directors......     --       --        --      --            20     --        --              --
  Preferred stock dividends paid...     --       --        --      --            --     --        --          (4,762)
  Restricted stock issued..........     --       --        --      --           275     --        --              --
Comprehensive income:
    Net loss.......................     --       --        --      --            --     --        --         (28,566)
    Change in fair value of
      derivative hedging
      instruments..................
    Hedge settlements reclassified
      to income....................
    Currency translation
      adjustment...................
      Total other comprehensive
        income.....................
                                     -----    -----    ------    ----    ----------    ---     -----        --------
Balance at December 31, 2002.......  2,930    $  29    66,823    $668    $1,150,345    (34)    $(469)       $      2
                                     =====    =====    ======    ====    ==========    ===     =====        ========

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

     The Company follows the provisions of Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 144 establishes a single accounting model for long-lived assets to be disposed of by sale and requires that those long-lived assets be measured at the lower of carrying amount or fair value

                         WESTPORT RESOURCES CORPORATION
less cost to sell, whether reported in continuing operations or in discontinued operations. In applying this statement, the Company estimates the expected future cash flows of its oil and gas properties, on a field-by-field basis, and compares such future cash flows to the carrying amount of the oil and gas properties to determine if the carrying amount is recoverable. If the carrying amount exceeds the estimated undiscounted future cash flows, the Company will adjust the carrying amount of the oil and gas properties to fair value. The factors used to determine fair value include estimates of proved reserves, future commodity prices, future production estimates, anticipated capital expenditures, and a discount rate commensurate with the risk associated with realizing the expected future cash flows. The Company has chosen to use the traditional present value approach to determine the fair value as opposed to the expected present value method. In the traditional present value approach, a single set of estimated cash flows and a single interest rate (commensurate with the risk) are used to estimate fair value. In the expected present value approach, multiple cash flow scenarios reflecting the range of possible outcomes and a risk-free rate are used to estimate fair value. Using the expected present value method could result in different (and possibly higher) amounts for property impairments than those calculated using the traditional present value method. In 2002, 2001 and 2000, the Company recorded proved property impairments of $19.7 million, $9.4 million and $2.9 million, respectively. The impairments for 2002 consisted of $12.2 million for Wyoming, North Dakota and Montana oil and natural gas properties in the Northern Division, $1.4 million for offshore oil and natural gas properties in the Gulf of Mexico Division and $6.1 million for Texas and Oklahoma oil and natural gas properties in the Southern Division. The impairments for 2001 consisted of $5.8 million for Wyoming oil and natural gas properties in the Northern Division, $3.1 million for offshore oil and natural gas properties in the Gulf of Mexico Division and $0.5 million for Oklahoma oil and natural gas properties in the Southern Division. The impairments for 2000 consisted of $1.7 million for Wyoming oil and natural gas properties in the Northern Division, $0.9 million for an offshore oil and natural gas property in the Gulf of Mexico Division and $0.3 million for a Louisiana oil and natural gas property in the Southern Division. Several factors can cause a producing oil and natural gas property to become impaired, including a decrease in oil and natural gas prices resulting in a decrease in oil and natural gas reserve value, unsuccessful development drilling and a decline in oil and natural gas reserve value due to reserve volume reductions in underperforming fields. Future changes in any of the above-referenced factors could result in the Company recording proved property impairment charges in future periods. Gains and losses resulting from the disposition of proved properties are included in operations.



     Capitalized costs of proved properties are depleted on a field-by-field basis using the units-of-production method based upon proved oil and natural gas reserves. The amortizable base of the Company's offshore properties includes estimated dismantlement, restoration and abandonment costs, net of estimated salvage values. The Company will adopt SFAS 143 "Accounting for Asset Retirement Obligations" on January 1, 2003 for all properties. SFAS 143 requires that an asset retirement cost be capitalized as part of the cost of the asset. Unproved properties are assessed periodically on a project-by-project basis to determine whether an impairment has occurred. Management's assessment of the results of exploration activities, commodity price outlooks, planned future sales or expiration of all or a portion of such projects impact the amount and timing of impairment provisions. In 2002, 2001 and 2000, the Company recorded unproved property impairments of $10.0 million, $7.0 million and $5.1 million, respectively. The impairments for 2002 consisted of $3.9 million for Wyoming and North Dakota leases in the Northern Division, $4.0 million for offshore leases in the Gulf of Mexico Division and $2.1 million for Texas and Louisiana leases in the Southern Division. The impairments for 2001 consisted of $7.0 million for offshore leases held in the Gulf of Mexico Division. The impairments for 2000 consisted of $2.9 million for North Dakota and Wyoming leases in the Northern Division, $1.5 million for offshore leases in the Gulf of Mexico Division and $0.7 million for Kansas and Louisiana leases in the Southern Division. Factors leading to recording unproved property impairments include lease expirations and an assessment of the lack of exploration opportunities existing on a lease. Future changes in any of the above-referenced factors could result in the Company recording unproved property impairment charges in future periods. Sales

                         WESTPORT RESOURCES CORPORATION
proceeds from unproved oil and natural gas properties are credited to related costs of the prospect sold until all such costs are recovered and then to net gain or loss on sales of unproved oil and natural gas properties.

  CAPITALIZED INTEREST

     The Company capitalizes interest on expenditures of significant exploration and development projects while activities are in progress to bring the assets to their intended use. The Company began capitalizing interest in 2002 in which $45,000 was capitalized.

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

  DERIVATIVE ACTIVITY

     The Company periodically enters into commodity derivative contracts and fixed-price physical contracts to manage its exposure to oil and natural gas price volatility. The Company primarily utilizes future contracts, swaps or options which are generally placed with major financial institutions or with

                         WESTPORT RESOURCES CORPORATION
counterparties of high credit quality that the Company believes are minimal credit risks. The oil and natural gas reference prices of these commodity derivatives contracts are based upon crude oil and natural gas futures which have a high degree of historical correlation with actual prices received by the Company.

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

                         WESTPORT RESOURCES CORPORATION

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

  RECENT ACCOUNTING PRONOUNCEMENTS


     In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 142, "Goodwill and Other Intangible Assets," which addresses, among other things, the financial accounting and reporting for goodwill subsequent to an acquisition. The new standard eliminates the requirement to amortize acquired goodwill; instead, such goodwill is to be reviewed at least annually for impairment. Westport recorded goodwill in connection with the Merger for its cost or investment in excess of the fair value of the net acquired assets as of August 21, 2001. In accordance with the provisions of SFAS No. 142 no goodwill amortization has been recorded. Westport adopted SFAS No. 142 effective January 1, 2002.



     In accordance with SFAS No. 142, Westport was required to perform an initial impairment review of its goodwill as of January 1, 2002 and will perform an annual impairment review hereafter. Westport completed the initial step of the transitional goodwill impairment test during the second quarter of fiscal 2002 in accordance with the provisions of SFAS No. 142, which requires that this step be completed within six months from the date of adoption. This step of the goodwill impairment test compares the fair value of a reporting unit with its carrying amount, including goodwill. Based on results of these comparisons, goodwill in each of Westport's reporting units had not been impaired as of June 30, 2002. The factors used to determine fair value include estimates of proved reserves, future commodity prices, future production estimates, anticipated capital expenditures, and a discount rate commensurate with the risk associated with realizing the expected future cash flows. The Company has chosen to use the traditional present value approach to determine the fair value as opposed to the expected present value method. In the traditional present value approach, a single set of estimated cash flows and a single interest rate (commensurate with the risk) are used to estimate fair value. In the expected present value approach, multiple cash flow scenarios reflecting the range of possible outcomes and a risk-free rate are used to estimate fair value. Using the expected present value method could result in different (and possibly higher) impairment charges than those calculated using the traditional present value method. Westport performed its annual impairment review as of December 31, 2002 and based on this goodwill in each of its reporting units had not been impaired.



     At the closing of the Merger the Company prepared a preliminary allocation of the purchase price among the assets and liabilities as of the closing date based on the information provided by Belco. The purchase price exceeded the fair value of the assets acquired and, as a result, the Company recorded goodwill.



     In its pre-closing engineering review of Belco's properties, the Company focused on the proved reserves, which accounted for the majority of the value of the transaction. For those reserves, the Company reviewed the data provided by Belco and engaged independent reserve engineers to confirm the Company's reserve estimates. For Belco's lower-valued properties the Company focused on the proved reserves that were generating current cash flow (i.e., the proved developed producing assets). Because of the large volume of data involved, limited available review time and relatively low portion of the total transaction value represented, the Company generally relied on reserve engineering presented by Belco with respect to the proved non-producing and proved undeveloped reserves on these lower-valued properties. The Company used this information in making its preliminary allocation of the purchase price

                         WESTPORT RESOURCES CORPORATION
and subsequently conducted a thorough post-closing review of these properties as part of its final purchase price allocation.



     The post-closing evaluation was completed in the second quarter of 2002, resulting in the reclassification to goodwill of $19.7 million from unproved properties and $10.3 million from proved properties. The Company also increased goodwill by $1.9 million to reflect additional Merger costs and other miscellaneous adjustments. The information that caused the adjustments was not known by the Company at closing because the volume of data relating to the acquired enterprise and limited time available between execution of the Merger agreement and the closing made a detailed review impracticable.



     The $19.7 million adjustment to unproved properties resulted from a determination that the actual inventory of net unproved acreage acquired in the Merger consisted of 517,248 net undeveloped acres, rather than the 707,179 net undeveloped acres reported by Belco in connection with the Merger. This 189,931 net acre reduction was the result of three components affecting Belco's net undeveloped acreage figures: (1) expiration of rights to certain acreage prior to the closing date; (2) the failure to initiate or cessation of development activities necessary to maintain unearned option acreage; and (3) a duplication of acreage that Westport had included in proved property. Using the same per acre market value used in its original valuation, Westport reduced the value assigned to the reduced acreage included in Belco's unproved properties by $19.7 million and transferred that amount to goodwill.



     After the Merger, the Company engaged a third party engineering firm to assess the fair value of certain lower-valued Belco properties for possible sale or trade. These properties included approximately 30 fields comprising a portion of the lower 15% of the value of Belco properties acquired in the Merger. The third party engineering firm determined that the fair value of some those properties was lower than had been estimated at the time of the Merger. The reduction in fair value was based on the discovery that anticipated modifications to waterfloods that had been assumed in the Belco engineering report used in the Company's preliminary valuation had not in fact occurred by the time of the closing, and were not occurring on the offset or adjacent leases. As a result, the Company reallocated approximately $10.3 million from the affected proved properties to goodwill.



     The following table summarizes the goodwill allocation to the reporting units as of June 30, 2002. There have been no changes to the goodwill allocation since June 30, 2002.



                                                        NORTHERN   SOUTHERN
                                                        DIVISION   DIVISION
                                                        SEGMENT    SEGMENT     TOTAL
                                                        --------   --------   --------
Goodwill Acquired (August 21, 2001)...................  $33,296    $181,548   $214,844
Adjustments confirmed by information received
  subsequent to the Merger that existed at the date of
  the Merger..........................................       --      31,868     31,868
                                                        -------    --------   --------
Balance as of December 31, 2002.......................  $33,296    $213,416   $246,712
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

                         WESTPORT RESOURCES CORPORATION

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

     In December, 2002 the FASB issued SFAS No. 148, "Accounting for Stock-based Compensation-Transition and Disclosure." SFAS 148 amend FASB Statement No. 123, "Accounting for Stock-Based Compensation" to provide alternative methods of transition for a voluntary change to the fair-value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on the reported results. The provisions of SFAS 148 has no material impact on us, as we do not plan to adopt the fair-value method of accounting for stock options at the current time. We have included the required disclosures in Note 9 to the Consolidated Financial Statements.

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

                         WESTPORT RESOURCES CORPORATION

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

2.  MERGERS & ACQUISITIONS

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


                                                                FOR THE YEAR ENDED
                                                                   DECEMBER 31,
                                                              -----------------------
                                                                 2002         2001
                                                              ----------   ----------
                                                                  (IN THOUSANDS,
                                                              EXCEPT PER SHARE DATA)
Revenues....................................................   $460,704     $645,713
Net income (loss)...........................................    (33,746)     124,090
Basic net income (loss) per share...........................      (0.52)        1.82
Diluted net income (loss) per share.........................      (0.52)        1.80

                         WESTPORT RESOURCES CORPORATION

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

                         WESTPORT RESOURCES CORPORATION

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

     Upon adoption of SFAS No. 133 on January 1, 2001, the Company recorded a derivative liability of approximately $4.7 million for the fair market value of its derivative instruments designated as cash flow hedges and a corresponding loss of approximately $3.1 million (net of tax effect of $1.6 million) as a cumulative effect of a change in accounting principle in other comprehensive income. For the years ended December 31, 2002 and 2001, the Company reclassified approximately $1.3 million of hedging losses and $2.1 million of hedging gains out of accumulated other comprehensive income into oil and gas sales revenues, respectively. The hedging losses and gains reclassified to revenues include cash losses of $8.2 million and $4.5 million for the years ended December 31, 2002 and 2001, respectively. For the year ended December 31, 2000, the Company recorded a loss in hedging settlements of $24.6 million. As of December 31, 2002, the Company expects to reclassify approximately $15 million of loss into earnings from accumulated other comprehensive income during 2003.

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

     As of December 31, 2002, the Company had approximately 5.2 million barrels of oil and 70.7 Bcf of natural gas subject to CPRM contracts for 2003. Of these contracts, all of the oil and 63.4 Bcf of the natural gas contracts are subject to weighted average NYMEX floor prices of $23.18 per barrel and $3.78 per Mmbtu and weighted average NYMEX ceiling prices of $25.16 per barrel and $4.20 per Mmbtu, respectively, excluding the effect, if any, of the three-way floor price. The remaining 2003 gas CPRM contract settlements are calculated based on the Northwest Pipeline Rocky Mountain Index ("NWPRM") with weighted average NWPRM floor and ceiling prices of $3.00 and $3.29, respectively. In addition, included in the 63.4 Bcf of natural gas contracts, the Company has entered into basis swaps

                         WESTPORT RESOURCES CORPORATION
covering 13.4 Bcf of natural gas for 2003 that lock in the pricing differential between NYMEX and NWPRM at a weighted average price differential of $0.67 per Mmbtu and 3.7 Bcf for 2003 that lock in the pricing differential between NYMEX and Colorado Interstate Gas Index ("CIG") at a weighted average price differential of $0.95 per Mmbtu. The Company has approximately .4 million barrels of oil and 45.7 Bcf of natural gas subject to CPRM contracts for 2004. Of these contracts, all of the oil and 38.3 Bcf of the natural gas contracts are subject to weighted average NYMEX floor prices of $23.60 per barrel and $3.83 per Mmbtu and weighted average NYMEX ceiling prices of $23.60 per barrel and $4.06 per Mmbtu, respectively, excluding the effect, if any, of the three-way floor price. The remaining 2004 gas CPRM contract settlements are calculated based on the NWPRM Index with weighted average swap price of $3.20 per Mmbtu. In addition, included in the 38.3 Bcf of natural gas contracts, the Company has entered into basis swaps covering 3.7 Bcf of natural gas for 2004 that lock in the pricing differential between NYMEX and NWPRM at a weighted average price differential of $0.66 per Mmbtu and 1.8 Bcf of natural gas for 2004 that lock in the pricing differential between NYMEX and CIG at a weighted average differential of $0.81. The Company has approximately 1.8 Bcf of natural gas subject to CPRM contracts for 2005 with a weighted average NYMEX swap price of $3.85 per Mmbtu. The contracts discussed above represent the Company's hedge and non-hedge positions.

     The tables below provide details about the volumes and prices of all open CPRM, hedge and non-hedge commitments, as of December 31, 2002.

                                                               2003      2004      2005
                                                              -------   -------   ------
HEDGES
  GAS
     NYMEX Price Swaps Sold -- receive fixed price (thousand
       Mmbtu)(1)............................................   31,950    18,300    1,825
       Weighted average price per Mmbtu.....................  $  4.01   $  3.92   $ 3.85
     NWPRM Price Swaps Sold -- receive fixed price (thousand
       Mmbtu)(2)............................................       --     7,320       --
       Weighted average price per Mmbtu.....................       --   $  3.20       --
     NYMEX Collars Sold (thousand Mmbtu)(3).................   22,383    16,380       --
       Weighted average floor price per Mmbtu...............  $  3.61   $  3.70       --
       Weighted average ceiling price per Mmbtu.............  $  4.29   $  4.00       --
     NWPRM Collars Sold (thousand Mmbtu)(4).................    7,300        --       --
       Weighted average floor price per Mmbtu...............  $  3.00        --       --
       Weighted averaged ceiling price per Mmbtu............  $  3.29        --       --
     NYMEX Three -- way Collars (thousand Mmbtu)(3)(5)......    8,030     3,660       --
       Weighted average floor price per Mmbtu...............  $  3.39   $  4.00       --
       Weighted average ceiling price per Mmbtu.............  $  4.73   $  5.00       --
       Three -- way average floor price per Mmbtu...........  $  2.22   $  3.15       --
     Basic Swaps(6)
       NWPRM (thousand Mmbtu)...............................   13,430     3,660       --
          Average differential price per Mmbtu..............  $  0.67   $  0.66       --
       CIG (thousand Mmbtu).................................    3,650     1,830       --
          Average differential price per Mmbtu..............  $  0.95   $  0.81       --

                         WESTPORT RESOURCES CORPORATION

                                                               2003      2004      2005
                                                              -------   -------   ------
  OIL
     NYMEX Price Swaps Sold -- receive fixed price
       (Mbbls)(1)...........................................      875       366       --
       Weighted average price per bbl.......................  $ 21.80   $ 23.60       --
     NYMEX Collars Sold (Mbbls)(3)..........................    1,980        --       --
       Weighted average floor price per bbl.................  $ 24.45        --       --
       Weighted average ceiling price per bbl...............  $ 26.45        --       --
     NYMEX Three-way Collars (Mbbls)(3)(5)..................    1,995        --       --
       Weighted average floor price per bbl.................  $ 23.18        --       --
       Weighted average ceiling price per bbl...............  $ 26.30        --       --
       Three-way average floor price per bbl................  $ 18.90        --       --
NON HEDGES
  OIL
     NYMEX Price Swaps Sold -- receive fixed price
       (Mbbls)(1)...........................................      300        --       --
       Weighted average price per bbl.......................  $ 18.86        --       --

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

(6) For any particular basis swap, the counterparty is required to make a payment to Westport in the event that the difference between the NYMEX Reference Price and the applicable published index (NWPRM or CIG) for any settlement period is greater than the swap differential price for such hedge, and Westport is required to make a payment to the counterparty in the event that the

                         WESTPORT RESOURCES CORPORATION
    difference between the NYMEX Reference Price and the applicable published index (NMPRM or CIG) for any settlement period is less than the swap differential price for such hedge.

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

                                                              FOR THE YEAR ENDED
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
                                                              ========   =======

  COMPREHENSIVE INCOME (LOSS)

     The Company follows SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for reporting comprehensive income. In addition to net income, comprehensive income includes all changes in equity during a period, except those resulting from investments and distributions to the

                         WESTPORT RESOURCES CORPORATION
owners of the Company. The components of other comprehensive and related tax effects for the twelve months ended December 31, 2002 and 2001 are as follows:

                                                               FOR THE YEAR ENDED
                                        -----------------------------------------------------------------
                                               DECEMBER 31, 2002                 DECEMBER 31, 2001
                                        --------------------------------   ------------------------------
                                         GROSS     TAX EFFECT     NET       GROSS    TAX EFFECT     NET
                                        --------   ----------   --------   -------   ----------   -------
                                                                  (IN THOUSANDS)
Net income (loss) available to common
  stockholders........................  $(52,880)   $19,552     $(33,328)  $76,871    $(28,637)   $48,234
Other comprehensive income:
  Cumulative effect of change in
     accounting principle.............        --         --           --    (4,882)      1,782     (3,100)
  Change in fair value of derivative
     hedging instruments..............   (44,065)    16,084      (27,981)   20,932      (7,640)    13,292
  Enron non-cash settlements
     reclassified to income...........    (1,443)       527         (916)    1,165        (425)       740
  Hedge settlements reclassified to
     income...........................     2,559       (934)       1,625    (3,257)      1,189     (2,068)
  Currency translation adjustment.....      (254)        93         (161)       --          --         --
                                        --------    -------     --------   -------    --------    -------
Comprehensive income (loss)...........  $(96,083)   $35,322     $(60,761)  $90,829    $(33,731)   $57,098
                                        ========    =======     ========   =======    ========    =======

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

6.  INCOME TAXES

     The components of the provision for income taxes are as follows:

                                                         FOR THE YEAR ENDED DECEMBER 31,
                                                         -------------------------------
                                                           2002        2001       2000
                                                         ---------   --------   --------
                                                                 (IN THOUSANDS)
Current:
  Federal..............................................  $ (1,894)   $ 1,806    $   675
  State................................................      (200)       200         --
                                                         --------    -------    -------
                                                           (2,094)     2,006        675
                                                         --------    -------    -------
Deferred:
  Federal..............................................   (16,736)    25,654     22,289
  State................................................      (722)       977        760
                                                         --------    -------    -------
                                                          (17,458)    26,631     23,049
                                                         --------    -------    -------
Provision for income taxes.............................  $(19,552)   $28,637    $23,724
                                                         ========    =======    =======

                         WESTPORT RESOURCES CORPORATION

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
                                                              =========   =========

     As of December 31, 2002, the Company had net operating loss carryforwards for income tax purposes of approximately $116.9 million, which expire between 2018 and 2022 and may be utilized to reduce future tax liability of the Company. The utilization of substantially all of these loss carryforwards, acquired in the Merger, will be limited to approximately $16.3 million per year.

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
                                                              ========     ========

---------------

(1) The balance noted above at December 31, 2002 of the 8 1/4% Senior Subordinated Notes reflects an increase of $8,916,000 related to the premium recorded with the issuance of the additional debt

                         WESTPORT RESOURCES CORPORATION
    security issued December 17, 2002 and an increase of $7,855,000 related to fair market value adjustments recorded as a result of the Company's interest rate swaps accounted for as fair value hedges. See Interest Rate
    Swaps -- Hedges below.

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

     Under the terms of the Revolving Credit Facility the Company must meet certain tests before it is able to declare or pay any dividend on (other than dividends payable solely in equity interests of the Company other than disqualified stock), or make any payment of, or set apart assets for a sinking or other analogous fund for the purchase, redemption, defeasance, retirement or other acquisition of, any shares of any class of equity interests of the Company or any restricted subsidiary, whether now or hereafter

                         WESTPORT RESOURCES CORPORATION
outstanding, or make any other distribution in respect thereof, either directly or indirectly, whether in cash or property or in obligations of the Company or any restricted subsidiary.

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

                         WESTPORT RESOURCES CORPORATION

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

     On November 19, 2002, the Company completed the private equity offering of
3.125 million shares of its common stock to Spindrift Partners, L.P., Spindrift Investors (Bermuda) L.P., Global Natural Resources III and Global Natural Resources III L.P. at a net price to us of $16.00 per share for aggregate proceeds of $50 million. On December 31, 2002, the Company filed the shelf registration statement

                         WESTPORT RESOURCES CORPORATION
registering the resale by the selling stockholders from time to time of its common stock issued in the private equity offering. The registration statement was declared effective on January 7, 2003 by the SEC.

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

     In connection with the August 21, 2001 merger of Old Westport and Belco, options previously issued by Belco were converted into options to purchase 788,194 shares of Westport common stock at exercise prices between $11.82 and $70.30 per share. These exercise prices reflect the estimated fair market value of the shares on August 21, 2001, after converting the Belco options into the existing Westport plan using a .4125 rate to account for the reverse stock split which was consummated under the merger agreement. Since Belco options converted into options to purchase Westport common stock were fully vested, the fair value of Westport options issued upon conversion was included in the purchase price of the Merger, in accordance with FASB Interpretation No. 44 (see Note 2 -- Belco Merger). The fair value of Westport options issued upon conversion of Belco options was determined using the Black-Scholes option pricing model. Also during 2001, options to purchase 690,562 shares of the Company's common stock were granted under the Stock Option Plan at exercise prices between $15.90 and $31.07 per share, which reflected the estimated fair market value of the shares at the date of grant. The options vest ratably over two or three years from the date of grant and have a term of 10 years.

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

                         WESTPORT RESOURCES CORPORATION

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

                         WESTPORT RESOURCES CORPORATION

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

                                                                YEAR ENDED DECEMBER 31,
                                                         -------------------------------------
                                                            2002          2001         2000
                                                         -----------   ----------   ----------
                                                         (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net income (loss)
  As reported..........................................   $(28,566)     $49,821      $43,536
  Pro forma............................................    (36,918)      45,148       41,885
Basic net income (loss) per common share
  As reported..........................................   $  (0.63)     $  1.11      $  1.54
  Pro forma............................................      (0.79)        1.00         1.51
Diluted net income (loss) per common share
  As reported..........................................   $  (0.63)     $  1.09      $  1.52
  Pro forma............................................      (0.79)        0.99         1.49

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

                         WESTPORT RESOURCES CORPORATION

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

                         WESTPORT RESOURCES CORPORATION

     Westport Oil and Gas Company, L.P., the Company's wholly-owned subsidiary, is a defendant in a case brought in July 2001 against its predecessor, Belco Energy Corp., in the district court of Sweetwater County, Wyoming. The complaint seeks damages on behalf of a purported class of royalty owners for alleged improper deduction, valuation and reporting under the Wyoming Royalty Payment Act in connection with royalty payments made by Belco on production from wells it operates in the Moxa Arch area of the Green River Basin. Plaintiffs have advised Westport that they calculate the amount of damages allegedly owed by Belco as approximately $1,165,000, which includes attorneys fees and litigation costs. Westport has denied liability for any of these damages and believes that it has valid defenses to plaintiffs' claims. Class certification and discovery have been stayed pending the decision by the Wyoming Supreme Court in a case involving unrelated parties that may have a bearing on this case and other similar cases filed by plaintiffs against other oil and gas industry operators in the Green River Basin. Settlement discussions have occurred with plaintiffs and are ongoing. The Company believes that the potential liability with respect to such proceedings is not material in the aggregate to the Company's financial position, results of operations or cash flows. Accordingly, the Company has not established a reserve for loss in connection with this proceeding.

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

     On November 29, 2001, the Company terminated all commodity derivative contracts with ENA. The Company exercised its rights pursuant to the early termination provisions of such contracts as a result of ENA's bankruptcy filing and related events. The Company believes that it had the legal right to terminate these agreements, but ENA may challenge the termination in bankruptcy court. Applying the mark-to-market and setoff methodology of the derivative contracts with ENA, the Company has calculated that it

                         WESTPORT RESOURCES CORPORATION
owed ENA a net amount of $204,000 for all derivative transactions that were outstanding under the ENA contracts. Although the Company believes this methodology was correct, it is possible that ENA will challenge such calculations and claim larger amounts owed.

  OFFICE LEASE

     Belco paid Robert A. Belfer, former Chairman of the Board and Chief Executive Officer of Belco and one of the Company's directors, a fee of $172,172 during 2001 for office space and services provided through such office from January 2001 through August 2001. After Westport's merger with and into Belco, the Company paid a fee of $88,908 to Mr. Belfer for the office space from September 2001 through January 2002. The fee is based on the actual cost of such office space pro-rated to the amount utilized in the Company's operations. The Company believes the fee compared favorably to the terms which might have been available from a non-affiliated party. The Company has not paid a fee to Mr. Belfer for office space since January 31, 2002 and does not intend to use this office space in the future.

  DOMINICK GOLIO

     Pursuant to federal income tax laws, recipients of awards of restricted stock under Belco's 1996 Stock Incentive Plan are deemed to have income equal to the fair market value of the vested shares of the Company's common stock on the date of vesting. As of December 31, 2001, Dominick J. Golio was indebted to the Company in the amount of $69,320, representing federal income taxes paid by the Company on behalf of Dominick J. Golio that arose pursuant to the vesting of Mr. Golio's restricted stock. Upon Mr. Golio's termination in March 2002, the amount of his indebtedness to the Company was satisfied in full out of his severance compensation. The Company did not charge interest on this indebtedness.

     In October 2001, the Company entered into a letter agreement with Dominick
J. Golio whereby Mr. Golio would, after cessation of his employment, continue to assist the Company in certain pending litigation. As compensation, the Company agreed to pay Mr. Golio 7 1/2% of the Company's total net recovery, if any, in the litigation. The suit was settled in September 2002. On December 16, 2002, Mr. Golio received a cash payment of $156,334 and agreed to receive severance benefits with an aggregate cash value of $58,936 in full satisfaction of the amounts owed to him under the letter agreement. The amount of $58,936 will become due and payable as provided in the agreement with Mr. Golio. Upon payment of severance benefits in the aggregate amount of $58,936, as they become due and payable, the Company will have no additional obligations to Mr. Golio.

15.  SEGMENT INFORMATION:

     The Company operates in four geographic divisions: Northern (Rocky Mountains); Southern (Permian Basin, Mid-Continent and Gulf Coast); Western (Uinta Basin which is currently focused on the recently acquired properties in Utah) and Gulf of Mexico (offshore). Amounts presented below for Western only represent fifteen days of operations in 2002. All four areas are engaged in the production, development, acquisition and exploration of oil and natural gas properties. The Company evaluates segment performance based on the profit or loss from operations before income taxes. Corporate general

                         WESTPORT RESOURCES CORPORATION
and administrative expenses are unallocated in 2001 and 2000. Consolidated and segment financial information is as follows:


                                                                    GULF OF    CORPORATE &
                                   NORTHERN   SOUTHERN   WESTERN     MEXICO    UNALLOCATED   CONSOLIDATED
                                   --------   --------   --------   --------   -----------   ------------
2002
Revenues(1)......................  $125,863   $163,842   $  1,857   $135,184    $(27,178)     $  399,568
DD&A.............................    45,210     77,844        791     78,813         435         203,093
Impairment of proved
  properties.....................    12,231      6,118         --      1,351          --          19,700
Impairment of unproved
  properties.....................     3,847      2,109         --      4,005          --           9,961
Profit (loss)....................    12,571      8,160        292     (3,740)    (32,339)        (15,056)
Assets(2)........................   395,375    894,420    506,618    296,330     140,798       2,233,541
Expenditures for assets, net.....    72,074    162,706    510,916     80,220       1,586         827,502
2001
Revenues(1)......................    92,583     73,526         --    153,128      29,623         348,860
DD&A.............................    26,116     34,108         --     62,947         888         124,059
Impairment of proved
  properties.....................     8,811         --         --        612          --           9,423
Impairment of unproved
  properties.....................        24          9         --      6,941          --           6,974
Profit (loss)....................    22,064     12,305         --     33,197      17,249          84,815
Assets(2)........................   418,817    789,429         --    305,372      90,598       1,604,216
Expenditures for assets, net.....    40,217     38,195         --    115,088         744         194,244
2000
Revenues(1)......................    91,416     38,715         --    117,668     (25,366)        222,433
DD&A.............................    15,220      8,950         --     40,431         255          64,856
Impairment of proved
  properties.....................     1,713        257         --        941          --           2,911
Impairment of unproved
  properties.....................     2,884        722         --      1,518          --           5,124
Profit (loss)....................    43,885     18,826         --     49,348     (36,450)         75,609
Assets(2)........................   130,530     87,189         --    296,412      37,700         551,831
Expenditures for assets, net.....    14,661      5,620         --    124,936         869         146,086


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

                         WESTPORT RESOURCES CORPORATION

                     CONDENSED CONSOLIDATING BALANCE SHEET
                               DECEMBER 31, 2002

                                                         PARENT     SUBSIDIARY
                                                        COMPANY     GUARANTORS   ELIMINATIONS   CONSOLIDATED
                                                       ----------   ----------   ------------   ------------
                                                                          (IN THOUSANDS)
                                                   ASSETS
Current Assets:
  Cash and cash equivalents..........................  $    2,581   $   40,180   $        --     $   42,761
  Accounts receivable, net...........................      27,880       45,669            --         73,549
  Intercompany receivable............................   1,475,393           --    (1,475,393)            --
  Derivative assets..................................      14,861           --            --         14,861
  Prepaid expenses...................................       7,922        5,436            --         13,358
                                                       ----------   ----------   -----------     ----------
         Total current assets........................   1,528,637       91,285    (1,475,393)       144,529
                                                       ----------   ----------   -----------     ----------
Property and equipment, at cost:
  Oil and gas properties, successful efforts method:
    Proved properties................................     339,947    1,837,709            --      2,177,656
    Unproved properties..............................      29,252       75,178            --        104,430
  Building and other office furniture and
    equipment........................................         620        9,066            --          9,686
                                                       ----------   ----------   -----------     ----------
                                                          369,819    1,921,953            --      2,291,772
  Less accumulated depletion, depreciation and
    amortization.....................................    (131,946)    (353,383)           --       (485,329)
                                                       ----------   ----------   -----------     ----------
         Net property and equipment..................     237,873    1,568,570            --      1,806,443
                                                       ----------   ----------   -----------     ----------
Other Assets:
  Long-term derivative assets........................      14,824           --            --         14,824
  Goodwill...........................................          --      246,712            --        246,712
  Other assets.......................................      21,033           --            --         21,033
                                                       ----------   ----------   -----------     ----------
         Total other assets..........................      35,857      246,712            --        282,569
                                                       ----------   ----------   -----------     ----------
         Total assets................................  $1,802,367   $1,906,567   $(1,475,393)    $2,233,541
                                                       ==========   ==========   ===========     ==========
                                    LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable...................................  $   15,301   $   35,857   $        --     $   51,158
  Accrued expenses...................................      23,354       15,855            --         39,209
  Ad valorem taxes payable...........................          (2)       8,990            --          8,988
  Intercompany payable...............................          --    1,475,393    (1,475,393)            --
  Derivative liabilities.............................      56,156           --            --         56,156
  Income taxes payable...............................          --           86            --             86
                                                       ----------   ----------   -----------     ----------
         Total current liabilities...................      94,809    1,536,181    (1,475,393)       155,597
                                                       ----------   ----------   -----------     ----------
Long-term debt.......................................     799,358           --            --        799,358
Deferred income taxes................................     (13,361)     137,891            --        124,530
Long-term derivative liabilities.....................      21,305           --            --         21,305
Other liabilities....................................          --          745            --            745
                                                       ----------   ----------   -----------     ----------
         Total liabilities...........................     902,111    1,674,817    (1,475,393)     1,101,535
                                                       ----------   ----------   -----------     ----------
Stockholders' equity
  Preferred stock....................................          29           --            --             29
  Common stock.......................................         668            3            (3)           668
  Additional paid-in capital.........................     951,189      199,153             3      1,150,345
  Treasury stock.....................................        (469)          --            --           (469)
  Retained earnings..................................     (32,753)      32,755            --              2
  Accumulated other comprehensive income.............     (18,408)        (161)           --        (18,569)
                                                       ----------   ----------   -----------     ----------
         Total stockholders' equity..................     900,256      231,750            --      1,132,006
                                                       ----------   ----------   -----------     ----------
         Total liabilities and stockholders'
           equity....................................  $1,802,367   $1,906,567   $(1,475,393)    $2,233,541
                                                       ==========   ==========   ===========     ==========

                         WESTPORT RESOURCES CORPORATION

                CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                      FOR THE YEAR ENDED DECEMBER 31, 2002


                                                   PARENT    SUBSIDIARY
                                                  COMPANY    GUARANTORS   ELIMINATIONS   CONSOLIDATED
                                                  --------   ----------   ------------   ------------
                                                                    (IN THOUSANDS)
Operating revenues:
  Oil and natural gas sales.....................  $ 82,136    $346,294      $     --       $428,430
  Hedge settlements.............................    (1,276)         --            --         (1,276)
  Non-hedge settlements.........................       822          --            --            822
  Non-hedge change in fair value of
     derivatives................................   (26,723)         --            --        (26,723)
  Gain (loss) on sale of operating assets,
     net........................................       276      (1,961)           --         (1,685)
                                                  --------    --------      --------       --------
          Net revenues..........................    55,235     344,333            --        399,568
                                                  --------    --------      --------       --------
Operating expenses:
  Lease operating expense.......................    12,748      76,580            --         89,328
  Production taxes..............................         5      23,949            --         23,954
  Transportation costs..........................       317       7,644            --          7,961
  Exploration...................................    21,689      10,701            --         32,390
  Depletion, depreciation and amortization......    48,847     154,246            --        203,093
  Impairment of proved properties...............        --      19,700            --         19,700
  Impairment of unproved properties.............     3,046       6,915            --          9,961
  Stock compensation expense....................     4,608          --            --          4,608
  General and administrative....................     6,046      17,583            --         23,629
                                                  --------    --------      --------       --------
          Total operating expenses..............    97,306     317,318            --        414,624
                                                  --------    --------      --------       --------
          Operating income......................   (42,071)     27,015            --        (15,056)
                                                  --------    --------      --------       --------
Other income (expense):
  Interest expense..............................   (34,607)       (229)           --        (34,836)
  Interest income...............................       172         374            --            546
  Change in interest rate swap fair value.......        --         226            --            226
  Other.........................................       579         423            --          1,002
                                                  --------    --------      --------       --------
Income (loss) before income taxes...............   (75,927)     27,809            --        (48,118)
                                                  --------    --------      --------       --------
Provision for income taxes:
  Current.......................................        --       2,094            --          2,094
  Deferred......................................    27,609     (10,151)           --         17,458
                                                  --------    --------      --------       --------
          Total provision for income taxes......    27,609      (8,057)           --         19,552
                                                  --------    --------      --------       --------
Net income (loss)...............................   (48,318)     19,752            --        (28,566)
Preferred stock dividends.......................     4,762          --            --          4,762
                                                  --------    --------      --------       --------
Net income (loss) available to common
  stockholders..................................  $(53,080)   $ 19,752      $     --       $(33,328)
                                                  ========    ========      ========       ========

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
                                                =========    =========      ========      =========

                         WESTPORT RESOURCES CORPORATION

                CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                      FOR THE YEAR ENDED DECEMBER 31, 2000

                                                   PARENT    SUBSIDIARY
                                                  COMPANY    GUARANTORS   ELIMINATIONS   CONSOLIDATED
                                                  --------   ----------   ------------   ------------
                                                                    (IN THOUSANDS)
Operating revenues:
  Oil and natural gas sales.....................  $ 95,336    $149,333      $     --       $244,669
  Hedge settlements.............................        --     (24,627)           --        (24,627)
  Non-hedge change in fair value of
     derivatives................................        --        (739)           --           (739)
  Gain (loss) on sale of operating assets,
     net........................................        --       3,130            --          3,130
                                                  --------    --------      --------       --------
     Net revenues...............................    95,336     127,097            --        222,433
Operating expenses:
  Lease operating expense.......................     6,530      27,867            --         34,397
  Production taxes..............................        15      10,616            --         10,631
  Transportation costs..........................       384       2,650            --          3,034
  Exploration...................................     6,768       6,022            --         12,790
  Depletion, depreciation and amortization......    36,744      28,112            --         64,856
  Impairment of proved properties...............        --       2,911            --          2,911
  Impairment of unproved properties.............        --       5,124            --          5,124
  Stock compensation expense....................     2,156       3,383            --          5,539
  General and administrative....................     3,383       4,159            --          7,542
                                                  --------    --------      --------       --------
     Total operating expenses...................    55,980      90,844            --        146,824
                                                  --------    --------      --------       --------
     Operating income...........................    39,356      36,253            --         75,609
                                                  --------    --------      --------       --------
Other income (expense):
  Interest expense..............................    (2,257)     (7,474)           --         (9,731)
  Interest income...............................       416         814            --          1,230
  Other.........................................        76          76            --            152
                                                  --------    --------      --------       --------
Income before income taxes......................    37,591      29,669            --         67,260
                                                  --------    --------      --------       --------
Provision for income taxes:
  Current.......................................        --        (675)           --           (675)
  Deferred......................................   (13,156)     (9,893)           --        (23,049)
                                                  --------    --------      --------       --------
     Total provision for income taxes...........   (13,156)    (10,568)           --        (23,724)
                                                  --------    --------      --------       --------
Net income......................................  $ 24,435    $ 19,101      $     --       $ 43,536
                                                  ========    ========      ========       ========

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
                                               =========      =========      ========      =========

                         WESTPORT RESOURCES CORPORATION

17. SUPPLEMENTAL INFORMATION RELATED TO OIL AND GAS ACTIVITIES

     The following tables set forth certain historical costs and costs incurred related to the Company's oil and natural gas producing activities:

                                                     FOR THE YEAR ENDED DECEMBER 31,
                                                   -----------------------------------
                                                      2002         2001        2000
                                                   ----------   ----------   ---------
                                                             (IN THOUSANDS)
Capitalized costs
  Proved oil and natural gas properties..........  $2,177,656   $1,446,331   $ 591,367
  Unproved oil and natural gas properties........     104,430      105,539      40,653
                                                   ----------   ----------   ---------
       Total oil and natural gas properties......   2,282,086    1,551,870     632,020
  Less: Accumulated depletion, depreciation and
     amortization................................    (481,396)    (280,737)   (155,752)
                                                   ----------   ----------   ---------
       Net capitalized costs.....................  $1,800,690   $1,271,133   $ 476,268
                                                   ==========   ==========   =========
Costs incurred
  Proved property acquisition costs..............  $  657,826   $  706,811   $ 182,944
  Unproved property acquisition costs............      30,051       76,401      31,821
  Exploration costs..............................      35,198       60,704      34,622
  Proved developed costs.........................      56,627       60,361      33,836
  Proved undeveloped costs.......................      46,418       55,202      25,122
                                                   ----------   ----------   ---------
       Total.....................................  $  826,120   $  959,479   $ 308,345
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

                         WESTPORT RESOURCES CORPORATION

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

     The estimated net future development costs to develop the booked proved undeveloped reserves for 2003, 2004 and 2005 are $78.7 million, $143.5 million and $71.2 million, respectively.

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
                                                  ==========   ===========   =========

                         WESTPORT RESOURCES CORPORATION

18. SUPPLEMENTAL QUARTERLY FINANCIAL INFORMATION (UNAUDITED)


                                   FIRST      SECOND     THIRD      FOURTH
                                  QUARTER    QUARTER    QUARTER    QUARTER    FULL YEAR
                                  --------   --------   --------   --------   ---------
                                        (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
2002
Total revenues..................  $ 71,948   $111,331   $103,048   $113,241   $399,568
Gross profit(1).................    52,755     80,479     72,709     99,968    305,911
Net income (loss)...............   (19,473)     2,410      2,165    (13,668)   (28,566)
Net income (loss) available to
  common stock..................   (20,663)     1,219        974    (14,858)   (33,328)
Net income (loss) per share(2)
  Basic.........................     (0.40)      0.02       0.02      (0.27)     (0.63)
  Diluted.......................     (0.40)      0.02       0.02      (0.27)     (0.63)
2001
Total revenues..................  $ 97,102   $ 72,862   $ 86,545   $ 92,351   $348,860
Gross profit(1).................    79,542     54,576     50,830     60,542    245,490
Net income (loss)...............    34,032     16,657     11,760    (12,628)    49,821
Net income (loss) available to
  common stock..................    34,032     16,657     11,363    (13,818)    48,234
Net income per share(2)
  Basic.........................      0.89       0.43       0.26      (0.27)      1.11
  Diluted.......................      0.87       0.42       0.25      (0.27)      1.09


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

                               INDEX TO EXHIBITS


EXHIBIT NO.                             EXHIBIT DESCRIPTION
-----------                             -------------------
    1.1       --    Purchase Agreement, dated as of March 27, 2003, by and among
                    Westport, subsidiary guarantors party thereto and Lehman
                    Brothers Inc. (incorporated by reference to Exhibit 1 to
                    Westport's Registration Statement on Form S-4 (Registration
                    No. 333-105834), filed with the SEC on June 4, 2003).
    1.2       --    Stock Purchase Agreement, dated as of November 15, 2002, by and among Westport, Spindrift Partners, L.P., Spindrift
                    Investors (Bermuda) L.P., Global Natural Resources III and
                    Global Natural Resources III L.P. (incorporated by reference to Exhibit 1 to Westport's Registration Statement on Form
                    S-3 (Registration No. 333-102281), filed with the SEC on
                    December 31, 2002).
    2.1       --    Agreement and Plan of Merger, dated as of March 9, 2000, by and among Westport Oil and Gas Company, Inc., Westport
                    Energy Corporation, Equitable Production Company, Equitable
                    Production (Gulf) Company and EPGC Merger Sub Corporation
                    (incorporated by reference to Exhibit 2.1 to the
                    Registration Statement on Form S-1 of Westport Resources
                    Corporation, a Delaware corporation (Registration No.
                    333-40422), filed with the SEC on June 29, 2000).
    2.2       --    Agreement and Plan of Merger, dated as of June 8, 2001,
                    among Belco and Westport Resources Corporation, a Delaware corporation (incorporated by reference to Exhibit 2.1 to
                    Belco's Registration Statement on Form S-4/A (Registration
                    No. 333-64320), filed with the SEC on July 24, 2001).
    2.3       --    Purchase and Sale Agreement, dated November 6, 2002, among
                    Westport and certain affiliates of El Paso Corporation
                    parties thereto (incorporated by reference to Exhibit 2 to
                    Westport's Current Report on Form 8-K/A, filed with the SEC on December 27, 2002).
    3.1       --    Amended Articles of Incorporation of Westport (incorporated by reference to Exhibit 3.1 to Westport's Registration
                    Statement on Form 8-A/A, filed with the SEC on August 31,
                    2001).
    3.2       --    Certificate of Amendment to Amended Articles of
                    Incorporation of Westport, dated March 5, 2003 (incorporated by reference to Exhibit 3.2 to Westport's Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, filed on
                    May 8, 2003).
    3.3       --    Third Amended and Restated Bylaws of Westport effective as of October 1, 2003 (incorporated by reference to Exhibit 3.3 to Westport's Quarterly Report on form 10-Q for the quarter ended September 30, 2003, filed with the SEC on November 14,
                    2003).
    4.1       --    Specimen Certificate for shares of Common Stock of Westport
                    (incorporated by reference to Exhibit 4.1 to Westport's
                    Registration Statement on Form 8-A/A, filed with the SEC on
                    August 31, 2001).
    4.2       --    Specimen Certificate for shares of 6 1/2% Convertible
                    Preferred Stock of Westport (incorporated by reference to
                    Exhibit 4 to Westport's Registration Statement on
                    Form 8-A/A, filed with the SEC on August 31, 2001).
  **4.3       --    Third Amended and Restated Shareholders Agreement dated
                    February 14, 2003 among Westport, ERI, Medicor Foundation,
                    WELLC and certain stockholders named therein.
    4.4       --    Termination and Voting Agreement, dated as of October 1,
                    2003, among Westport, ERI, WELLC, Medicor and certain
                    stockholders named therein (incorporated by reference to
                    Exhibit 4.5 to Westport's Quarterly Report on Form 10-Q for
                    the quarter ended September 30, 2003, filed with the SEC on
                    November 14, 2003).
    4.5       --    Registration Rights Agreement, dated as of October 1, 2003, among Westport, ERI, WELLC, Medicor and certain stockholders named therein (incorporated by reference to Exhibit 4.6 to
                    Westport's Quarterly Report on Form 10-Q for the quarter
                    ended September 30, 2003, filed with the SEC on November 14,
                    2003).
    4.6       --    Registration Rights Agreement, dated as of April 3, 2003,
                    among Westport, subsidiary guarantors party thereto and
                    Lehman Brothers Inc. (incorporated by reference to Exhibit
                    4.7 to Westport's Registration Statement on Form S-4
                    (Registration No. 333-105834), filed with the SEC on June 4,
                    2003).

EXHIBIT NO.                             EXHIBIT DESCRIPTION
-----------                             -------------------
    4.7       --    Indenture, dated as of November 5, 2001, among Westport,
                    subsidiary guarantors from time to time party thereto and
                    The Bank of New York, as trustee (incorporated by reference to Exhibit 4.4 to Westport's Registration Statement on Form
                    S-4 (Registration No. 333-77060), filed with the SEC on
                    January 18, 2002).
    4.8       --    First Supplemental Indenture, dated as of December 31, 2001, among Westport, existing subsidiary guarantors party
                    thereto, new subsidiary guarantors named therein and The
                    Bank of New York, as trustee (incorporated by reference to
                    Exhibit 4.5 to Westport's Registration Statement on Form S-4
                    (Registration No. 333-77060), filed with the SEC on January
                    18, 2002).
    4.9       --    Second Supplemental Indenture, dated as of December 17,
                    2002, among Westport, existing subsidiary guarantors party thereto, new subsidiary guarantors named therein and The
                    Bank of New York, as trustee (incorporated by reference to
                    Exhibit 4.9 to Westport's Registration Statement on Form S-4
                    (Registration No. 333-102705), filed with the SEC on January
                    24, 2003).
    4.10      --    Third Supplemental Indenture, dated as of April 3, 2003,
                    among Westport, subsidiary guarantors party thereto and The
                    Bank of New York, as trustee (incorporated by reference to
                    Exhibit 4.11 to Westport's Registration Statement on Form
                    S-4 (Registration No. 333-105834), filed on June 4, 2003).
    4.11      --    Indenture, dated as of September 23, 1997, among Belco, as issuer, and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.1 of Belco's Registration
                    Statement on Form S-4 (Registration No. 333-37125), filed
                    with the SEC on February 6, 1996).
    4.12      --    Supplemental Indenture dated as of February 25, 1998 between
                    Coda Energy, Inc., Diamond Energy Operating Company, Electra
                    Resources, Inc., Belco Operating Corp., Belco Energy L.P.,
                    Gin Lane Company, Fortune Corp., BOG Wyoming LLC and Belco
                    Finance Co. (individually, the Subsidiary Guarantors), a
                    subsidiary of Belco, and The Bank of New York, a New York
                    banking corporation (as Trustee) amending the Indenture
                    filed as Exhibit 4.2 above (incorporated by reference to
                    Exhibit 4.3 of Belco's Annual Report on Form 10-K for the
                    fiscal year ended December 31, 1997, filed with the SEC on
                    March 26, 1998).
    4.13      --    Second Supplemental Indenture, dated as of August 21, 2001, among Westport, certain subsidiary guarantors party thereto and The Bank of New York, as trustee (incorporated by
                    reference to Exhibit 4.3 to Westport's Quarterly Report on
                    Form 10-Q for the quarter ended September 30, 2001, filed
                    with the SEC on November 14, 2001).
    4.14      --    Third Supplemental Indenture, dated as of December 31, 2001, among Westport, existing subsidiary guarantors party
                    thereto, new subsidiary guarantors named therein and The
                    Bank of New York, as trustee (incorporated by reference to
                    Exhibit 4.10 to Westport's Registration Statement on Form
                    S-4 (Registration No. 333-77060), filed with the SEC on
                    January 18, 2002).
    4.15      --    Fourth Supplemental Indenture, dated as of December 17,
                    2002, among Westport, existing subsidiary guarantors, new
                    subsidiary guarantors and The Bank of New York, as trustee
                    (incorporated by reference to Exhibit 4.14 to Westport's
                    Registration Statement on Form S-4 (Registration No.
                    333-102705), filed with the SEC on January 24, 2003).
    4.16      --    Certificate of Designations of 6 1/2% Convertible Preferred
                    Stock dated March 5, 1998 (incorporated by reference to
                    Exhibit 4.1 of Belco's Current Report on Form 8-K, filed on
                    March 11, 1998).
    4.17      --    Form of 8 1/4% Note (contained in the Indenture listed as
                    Exhibit 4.4 above) (incorporated by reference to Exhibit 4.4 to Westport's Registration Statement on Form S-4
                    (Registration No. 333-77060), filed with the SEC on January
                    18, 2002).
    4.18      --    Form of 8 7/8% Note (contained in the Indenture listed as
                    Exhibit 4.8 above) (incorporated by reference to Exhibit 4.1 to Belco's Registration Statement on Form S-4 (Registration
                    No. 333-37125), filed with the SEC on February 6, 1996).
    4.19      --    Form of Indenture for Senior Debt Securities (incorporated by reference to Exhibit 4.1 to Belco's Amendment No. 1 to
                    the Registration Statement on Form S-3 (Registration No.
                    333-42107), filed with the SEC on December 23, 1997).

EXHIBIT NO.                             EXHIBIT DESCRIPTION
-----------                             -------------------
    4.20      --    Form of Indenture for Subordinated Debt Securities
                    (incorporated by reference to Exhibit 4.2 to Belco's
                    Amendment No. 1 to the Registration Statement on Form S-3
                    (Registration No. 333-42107), filed with the SEC on December
                    23, 1997).
   10.1       --    Credit Agreement, dated as of December 17, 2002, among
                    Westport, certain lenders from time to time party thereto,
                    Credit Suisse First Boston Corporation, as syndication
                    agent, JPMorgan Chase Bank, as administrative agent and
                    issuing bank, certain documentation agents party thereto,
                    Wachovia Bank, N.A., as senior managing agent, and certain managing agents named therein (incorporated by reference to
                    Exhibit 10.1 to Westport's Registration Statement on Form
                    S-4 (Registration No. 333-102705), filed with the SEC on
                    January 24, 2003).
   10.2       --    First Amendment to Credit Agreement, dated as of October 15,
                    2003, among Westport, subsidiary guarantors party thereto,
                    JP Morgan Chase Bank, as administrative agent, and certain lenders named therein (incorporated by reference to Exhibit
                    10.1 to Westport's Quarterly Report on Form 10-Q for the
                    quarter ended September 30, 2003, filed with the SEC on
                    November 14, 2003).
   10.3       --    Subsidiary Guarantee, dated as of December 17, 2002, by each subsidiary guarantor party thereto in favor of JPMorgan
                    Chase Bank, as administrative agent for certain lenders and creditors (incorporated by reference to Exhibit 10.2 to
                    Westport's Registration Statement on Form S-4 (Registration
                    No. 333-102705), filed with the SEC on January 24, 2003).
   10.4       --    Westport Resources Corporation 2000 Stock Incentive Plan, as
                    amended on August 21, 2001 (incorporated by reference to
                    Exhibit 4.4 to Westport's Registration Statement on Form
                    S-8, filed with the SEC on August 31, 2001).
   10.5       --    Westport Resources Corporation Annual Incentive Plan 2000
                    (incorporated by reference to Exhibit 10.6 to Old Westport's
                    Registration Statement on Form S-1 (Registration No.
                    333-40422), filed with the SEC on June 29, 2000).
   10.6       --    Employment Agreement, effective as of April 1, 2002, between
                    Westport and Donald D. Wolf (incorporated by reference to
                    Exhibit 10.1 to Westport's Quarterly Report on Form 10-Q for
                    the quarter ended March 31, 2002, filed with the SEC on May
                    13, 2002).
   10.7       --    Employment Agreement, effective as of April 1, 2002, between
                    Westport and Barth E. Whitham (incorporated by reference to
                    Exhibit 10.2 to Westport's Quarterly Report on Form 10-Q for
                    the quarter ended March 31, 2002, filed with the SEC on May
                    13, 2002).
   10.8       --    Form of Indemnification Agreement between Westport and its officers and directors (incorporated by reference to Exhibit
                    10.1 to Westport's Quarterly Report on Form 10-Q for the
                    quarter ended June 30, 2002, filed with the SEC on August
                    14, 2002).
   10.9       --    Belco Oil & Gas Corp. 1996 Nonemployee Directors' Stock
                    Option Plan (incorporated by reference to Exhibit 10.1 of
                    Belco's Registration Statement on Form S-1 (Registration No.
                    333-1034), filed with the SEC on February 6, 1996).
   10.10      --    First Amendment to Belco Oil & Gas Corp. 1996 Nonemployee
                    Directors' Stock Option Plan (incorporated by reference to
                    Exhibit 10.1 of Belco's Quarterly Report on Form 10-Q for
                    the quarter ended June 30, 1999, filed with the SEC on
                    August 13, 1999).
   10.11      --    Belco Oil & Gas Corp. 1996 Stock Incentive Plan
                    (incorporated by reference to Exhibit 10.2 of Belco's
                    Registration Statement on Form S-1 (Registration No.
                    333-1034), filed with the SEC on February 6, 1996).
   10.12      --    First Amendment to Belco Oil & Gas Corp. 1996 Stock
                    Incentive Plan (incorporated by reference to Exhibit 10.2 of
                    Belco's Quarterly Report on Form 10-Q for the quarter ended
                    June 30, 2000, filed with the SEC on August 14, 2000).
   10.13      --    Form of Indemnification Agreement between Belco and its
                    officers and directors (incorporated by reference to Exhibit
                    10.6 of Belco's Registration Statement on Form S-1
                    (Registration No. 333-1034), filed with the SEC on February
                    6, 1996).
   10.14      --    Belco Oil & Gas Corp. Retention and Severance Benefit Plan
                    dated June 8, 2001 (incorporated by reference to Exhibit
                    10.18 to Belco's Registration Statement on Form S-4/A
                    (Registration No. 333-64320), filed with the SEC on July 24,
                    2001).

EXHIBIT NO.                             EXHIBIT DESCRIPTION
-----------                             -------------------
   10.15      --    Amended and Restated Well Participation Letter Agreement
                    dated as of December 31, 1992 between Chesapeake Operating,
                    Inc. and Belco, as amended by (i) Letter Agreement dated
                    April 14, 1983, (ii) Amendment dated December 31, 1993, and
                    (iii) Third Amendment dated December 30, 1994 (incorporated by reference to Exhibit 10.7 of Belco's Registration
                    Statement on Form S-1 (Registration No. 333-1034), filed
                    with the SEC on February 6, 1996).
   10.16      --    Sale Agreement (Independence) dated as of June 10, 1994
                    between Chesapeake Operating, Inc. and Belco (incorporated by reference to Exhibit 10.10 of Belco's Registration
                    Statement on Form S-1 (Registration No. 333-1034), filed
                    with the SEC on February 6, 1996).
   10.17      --    Sale and Area of Mutual Interest Agreement (Greater
                    Giddings) dated as of December 30, 1994 between Chesapeake
                    Operating, Inc. and Belco (incorporated by reference to
                    Exhibit 10.12 of Belco's Registration Statement on Form S-1
                    (Registration No. 333-1034), filed with the SEC on February
                    6, 1996).
   10.18      --    Golden Trend Area of Mutual Interest Agreement dated as of
                    December 17, 1992 between Chesapeake Operating, Inc. and
                    Belco (incorporated by reference to Exhibit 10.13 of Belco's
                    Registration Statement on Form S-1 (Registration No.
                    333-1034), filed with the SEC on February 6, 1996).
   10.19      --    Form of Participation Agreement for Belco Oil & Gas Corp.
                    1992 Moxa Arch Drilling Program (incorporated by reference to Exhibit 10.15 of Belco's Registration Statement on Form
                    S-1 (Registration No. 333-1034), filed with the SEC on
                    February 6, 1996).
   10.20      --    Form of Offset Participation Agreement to the Moxa Arch 1992
                    Offset Drilling Program (incorporated by reference to
                    Exhibit 10.16 of Belco's Registration Statement on Form S-1
                    (Registration No. 333-1034), filed with the SEC on February
                    6, 1996).
   10.21      --    Form of Participation Agreement for Belco Oil & Gas Corp.
                    1993 Moxa Arch Drilling Program (incorporated by reference to Exhibit 10.17 of Belco's Registration Statement on Form
                    S-1 (Registration No. 333-1034), filed with the SEC on
                    February 6, 1996).
   10.22      --    Change in Control Severance Protection Agreement, dated as of December 1, 2001, between Westport and Grant W. Henderson
                    (incorporated by reference to Exhibit 10.24 to Westport's
                    Registration Statement on Form S-4 (Registration No.
                    333-77060), filed with the SEC on January 18, 2002).
   10.23      --    Change in Control Severance Protection Agreement, dated as of December 1, 2001, between Westport and Lon McCain
                    (incorporated by reference to Exhibit 10.25 to Westport's
                    Registration Statement on Form S-4 (Registration No.
                    333-77060), filed with the SEC on January 18, 2002).
   10.24      --    Change in Control Severance Protection Agreement, dated as of December 1, 2001, between Westport and Kenneth D.
                    Anderson (incorporated by reference to Exhibit 10.26 to
                    Westport's Registration Statement on Form S-4 (Registration
                    No. 333-77060), filed with the SEC on January 18, 2002).
   10.25      --    Change in Control Severance Protection Agreement, dated as of December 1, 2001, between Westport and Lynn S. Belcher
                    (incorporated by reference to Exhibit 10.27 to Westport's
                    Registration Statement on Form S-4 (Registration No.
                    333-77060), filed with the SEC on January 18, 2002).
   10.26      --    Change in Control Severance Protection Agreement, dated as of December 1, 2001, between Westport and Brian K. Bess
                    (incorporated by reference to Exhibit 10.28 to Westport's
                    Registration Statement on Form S-4 (Registration No.
                    333-77060), filed with the SEC on January 18, 2002).
   10.27      --    Change in Control Severance Protection Agreement, dated as of December 1, 2001, between Westport and Howard L. Boigon
                    (incorporated by reference to Exhibit 10.29 to Westport's
                    Registration Statement on Form S-4 (Registration No.
                    333-77060), filed with the SEC on January 18, 2002).
   10.28      --    Change in Control Severance Protection Agreement, dated as of December 1, 2001, between Westport and Robert R. McBride,
                    Jr. (incorporated by reference to Exhibit 10.30 to
                    Westport's Registration Statement on Form S-4 (Registration
                    No. 333-77060), filed with the SEC on January 18, 2002).