Form 10-Q/A
period 2003-03-31
WESTPORT RESOURCES CORP /NV/
filed 2004-02-05
CIK 889005

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Amendment No. 1 to Form 10-Q

on
Form 10-Q/A

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

WESTPORT RESOURCES CORPORATION

i

EXPLANATORY NOTE

     This Amendment No. 1 to the Quarterly Report on Form 10-Q of Westport Resources Corporation, originally filed with the Securities and Exchange Commission on May 8, 2003, is being filed to revise Part I, Page 2 and Notes 3, 4, 5, 8, 9 and 10 of Item 1 and Item 2, in order to address certain comments received from the Securities and Exchange Commission in connection with its review of the Company’s Registration Statement or Form S-4 filed with the Securities and Exchange Commission on June 4, 2003, as amended on September 12, 2003.

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

	(In thousands, except
	per share amounts)
	(Unaudited)
Operating revenues:
Oil and natural gas sales	$218,419	$76,182
Hedge settlements	(40,446)	3,935
Gathering income	1,209	—
Commodity price risk management activities:
Non-hedge settlements	—	1,084
Non-hedge change in fair value of derivatives	2,320	(9,253)
Gain on sale of operating assets, net	392	—

Net revenues	181,894	71,948

Operating costs and expenses:
Lease operating expenses	26,336	19,675
Production taxes	13,058	5,865
Transportation costs	4,024	1,822
Gathering expenses	1,096	—
Exploration	12,047	10,342
Depletion, depreciation and amortization	61,065	47,589
Impairment of unproved properties	3,480	959
Stock compensation expense, net	(3)	1,881
General and administrative	7,228	5,934

Total operating expenses	128,331	94,067

Operating income (loss)	53,563	(22,119)
Other income (expense):
Interest expense	(16,342)	(8,371)
Interest income	201	80
Change in fair value of interest rate swap	—	226
Other	145	(482)

Income (loss) before income taxes	37,567	(30,666)

Benefit (provision) for income taxes:
Current	—	—
Deferred	(13,712)	11,193

Total benefit (provision) for income taxes	(13,712)	11,193

Net income (loss) before cumulative effect of change in accounting principle	23,855	(19,473)
Cumulative effect of change in accounting principle (net of tax effect of $1,962)	(3,414)	—

Net income (loss)	20,441	(19,473)
Preferred stock dividends	(1,191)	(1,190)

Net income (loss) available to common stockholders	$19,250	$(20,663)

Weighted average number of common shares outstanding:
Basic	66,817	52,081

Diluted	67,631	52,081

Net income (loss) per common share:
Basic:
Net income (loss) before cumulative effect of change in accounting principle	$.34	$(.40)
Cumulative effect of change in accounting principle	(.05)	—

Net income (loss) available to common stockholders	$.29	$(.40)

Diluted:
Net income (loss) before cumulative effect of change in accounting principle	$.34	$(.40)
Cumulative effect of change in accounting principle	(.05)	—

Net income (loss) available to common stockholders	$.29	$(.40)

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

WESTPORT RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The interest on a Eurodollar loan is a fluctuating rate based upon the rate at which Eurodollar deposits in the London interbank market are quoted plus a margin of 1.000% to 1.875% based upon the ratio of total debt to EBITDAX and the ratings of the Company’s senior unsecured debt as issued by Standard and Poor’s Rating Group and Moody’s Investors Service, Inc.

      The Revolving Credit Facility contains various covenants and default provisions applicable to the Company and its restricted subsidiaries, including two financial covenants that require the Company to maintain a current ratio of not less than 1.0 to 1.0 and a ratio of EBITDAX to consolidated interest expense for the preceeding four consecutive fiscal quarters of not less than 3.0 to 1.0. Commitment fees under the Revolving Credit Facility range from 0.25% to 0.5% on the average daily amount of the available unused borrowing capacity based on the rating of the Company’s senior unsecured debt as issued by Standard and Poor’s Rating Group and Moody’s Investor Service, Inc.

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

      As of March 31, 2003, the Company had borrowings of $50 million at an interest rate of 2.9% and letters of credit of approximately $64.1 million outstanding under the Revolving Credit Facility. Available unused borrowing capacity was approximately $355.9 million. The letters of credit were issued primarily in connection with the margin requirements of the Company’s oil and natural gas derivative contracts. As of March 31, 2003, the Revolving Credit Facility limited the outstanding letters of credit to $200 million. See also Note 9 — Subsequent Events.

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

      The indenture governing the 8 1/4% Senior Subordinated Notes Due 2011 limits the activity of the Company and its restricted subsidiaries. The provisions of such indenture limit the ability of the Company and its restricted subsidiaries to incur additional indebtedness; pay dividends on capital stock or redeem, repurchase or retire such capital stock or subordinated indebtedness; make investments; incur liens; create any consensual limitation on the ability of the Company’s restricted subsidiaries to pay dividends, make loans or transfer property to the Company; engage in transactions with the Company’s affiliates; sell assets, including capital stock of the Company’s subsidiaries; and consolidated, merge or transfer assets. During any period that these notes have investment grade ratings from both Moody’s Investors Service, Inc. and Standard and Poor’s Ratings Group and no default has occurred and is continuing, the foregoing covenants will cease to be in effect with the exception of covenants that contain limitations on liens and on, among other things, certain consolidations, mergers and transfers of assets. The 8 1/4% Senior Subordinated Notes Due 2011 do not currently qualify as investment grade.

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

      The interest rate swaps are fixed for floating swaps in that the Company receives the fixed rate of 8.25% and pays the floating rate. The floating rate is redetermined every six months based on the London Interbank Offered Rate (“LIBOR”) in effect at the contractual reset date. When LIBOR plus the applicable margin shown above is less than 8.25%, the Company receives a payment from the counterparty equal to the difference in rate times the notional amount. When LIBOR plus the applicable margin shown above is greater than 8.25%, the Company pays the counterparty the difference in rate times the notional amount. As of March 31, 2003, the Company recorded a derivative asset of $12.2 million related to the interest rate swap designated as a fair value hedge, with a corresponding debt increase. Based on the fair

WESTPORT RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

value of the interest rate swaps at March 31, 2003, the Company could expect to receive cash flows of approximately $1.4 million per year.

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

      As of March 31, 2003, the Company had the following CPRM transactions in place covering hedge and non-hedge positions:

•	3.8 Mmbbls of oil and 56.1 Bcf of natural gas subject to CPRM contracts for the remainder of 2003. Of these contracts, all of the oil and 47.9 Bcf of the natural gas contracts are subject to weighted average NYMEX floor prices of $23.12 per barrel and $3.78 per Mmbtu and weighted average NYMEX ceiling prices of $25.16 per barrel and $4.20 per Mmbtu, respectively, excluding the effect, if any, of the three-way floor price. Of the remaining 2003 gas CPRM contract settlements 5.5 Bcf are calculated based on the Northwest Pipeline Rocky Mountain Index (“NWPRM”) at weighted average NWPRM floor and ceiling prices of $3.00 and $3.29, respectively, and 2.8 Bcf are calculated based on the Colorado Interstate Gas Rocky Mountain Index (“CIG”) at a weighted average swap price of $3.59. In addition, included in the 47.9 Bcf of natural gas contracts are basis swaps covering 10.1 Bcf of natural gas for 2003 that lock in the

WESTPORT RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

pricing differential between NYMEX and NWPRM at a weighted average price differential of $0.67 per Mmbtu, 2.8 Bcf of natural gas for 2003 that lock in the pricing differential between NYMEX and CIG at a weighted average price differential of $0.95 per Mmbtu and 6.4 Bcf for 2003 that lock in the pricing differential between CIG and NWPRM at a weighted average price differential of $0.43 per Mmbtu.

•	2.2 Mmbbls of oil and 49.3 Bcf of natural gas subject to CPRM contracts for 2004. Of these contracts, all of the oil and 38.3 Bcf of the natural gas contracts are subject to weighted average floor prices of $23.93 per barrel and $3.83 per Mmbtu and weighted average NYMEX ceiling prices of $25.47 per barrel and $4.06 per Mmbtu, respectively, excluding the effect, if any, of the three-way floor price. The remaining 2004 gas CPRM contract settlements are calculated based on the NWPRM Index with a weighted average swap price of $3.33 per Mmbtu. In addition, included in the 38.3 Bcf of natural gas contracts are basis swaps covering 3.7 Bcf of natural gas for 2004 that lock in the pricing differential between NYMEX and NWPRM at a weighted average price differential of $0.66 per Mmbtu and 1.8 Bcf of natural gas for 2004 that lock in the pricing differential between NYMEX and CIG at a weighted average price differential of $0.81.

•	9.1 Bcf of natural gas subject to CPRM contracts for 2005 with a weighted average NYMEX swap price of $3.96 per Mmbtu.

      The tables below provide details about the volumes and prices of all open CPRM hedge and non-hedge commitments as of March 31, 2003:

	2003	2004	2005

Hedges
Gas
NYMEX Price Swaps Sold — receive fixed price (thousand Mmbtu)(1)	24,250	18,300	9,125
Average price, per Mmbtu	$4.01	$3.92	$3.96
NWPRM Price Swaps Sold — receive fixed price (thousand Mmbtu)(2)	—	10,980	—
Average price, per Mmbtu	$—	$3.33	$—
CIG Price Swaps Sold — receive fixed price, per Mmbtu(3)	2,750	—	—
Average price, per Mmbtu	$3.59	$—	$—
NYMEX Collars Sold (thousand Mmbtu)(4)	17,578	16,380	—
Average floor price, per Mmbtu	$3.61	$3.70	$—
Average ceiling price, per Mmbtu	$4.29	$4.00	$—
NWPRM Collars Sold (thousand Mmbtu)(5)	5,500	—	—
Average floor price, per Mmbtu	$3.00	$—	$—
Average ceiling price, per Mmbtu	$3.29	$—	$—
NYMEX Three-way Collars (thousand Mmbtu)(4),(6)	6,050	3,660	—
Average floor price, per Mmbtu	$3.39	$4.00	$—
Average ceiling price, per Mmbtu	$4.73	$5.00	$—
Three-way average floor price, per Mmbtu	$2.22	$3.15	$—

WESTPORT RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2003	2004	2005

Basis Swaps versus NYMEX(7)
NWPRM (thousand Mmbtu)	10,100	3,660	—
Average differential price, per Mmbtu	$0.67	$0.66	$—
CIG (thousand Mmbtu)	2,750	1,830	—
Average differential price, per Mmbtu	$0.95	$0.81	$—
Oil
NYMEX Price Swaps Sold — receive fixed price (Mbbls)(1)	545	1,098	—
Average price, per bbl	$21.09	$24.02	$—
NYMEX Collars Sold (Mbbls)(4)	1,485	—	—
Average floor price, per bbl	$24.45	$—	$—
Average ceiling price, per bbl	$26.45	$—	$—
NYMEX Three-way Collars (Mbbls) (4)(6)	1,500	1,098	—
Average floor price, per bbl	$23.18	$23.83	$—
Average ceiling price, per bbl	$26.30	$26.92	$—
Three-way average floor price, per bbl	$18.90	$19.00	$—
Non-Hedges
Gas
Basis Swaps, Index versus Index(8)
NWPRM versus CIG (thousand Mmbtu)	6,420	—	—
Average differential price, per Mmbtu	$0.43	$—	$—
Oil
NYMEX Price Swaps Sold, receive fixed price (Mbbls)(1)	225	—	—
Average price, per bbl	$18.86	$—	$—
Estimated fair value of oil and gas derivatives as of March 31, 2003 (in thousands)	$(63,731)	$(31,672)	$(3,174)

(1)	For any particular NYMEX swap sold transaction, the counterparty is required to make a payment to Westport in the event that the NYMEX Reference Price for any settlement period is less than the swap price for such hedge, and Westport is required to make a payment to the counterparty in the event that the NYMEX Reference Price for any settlement period is greater than the swap price for such hedge.

(2)	For any particular NWPRM swap sold transaction, the counterparty is required to make a payment to Westport in the event that the NWPRM Index Price for any settlement period is less than the swap price for such hedge, and Westport is required to make a payment to the counterparty in the event that the NWPRM Index Price for any settlement period is greater than the swap price for such hedge.

(3)	For any particular CIG swap sold transaction, the counterparty is required to make a payment to Westport in the event that the CIG Index Price for any settlement period is less than the swap price for such hedge, and Westport is required to make a payment to the counterparty in the event that the CIG Index Price for any settlement period is greater than the swap price for such hedge.

(4)	For any particular NYMEX collar transaction, the counterparty is required to make a payment to Westport if the average NYMEX Reference Price for the reference period is below the floor price for

WESTPORT RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

WESTPORT RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

owners of the Company. The components of other comprehensive income for the three months ended March 31, 2003 and 2002 are as follows (in thousands):

	Three Months Ended March 31, 2003			Three Months Ended March 31, 2002

		Tax (Expense)			Tax (Expense)
	Before Tax	Benefit	Net of Tax	Before Tax	Benefit	Net of Tax

Net income (loss) available to common stockholders	$32,962	$(13,712)	$19,250	$(31,856)	$11,193	$(20,663)
Other comprehensive income
Change in fair value of derivative hedging instruments	(85,573)	31,234	(54,339)	(11,775)	4,298	(7,477)
Enron non-cash settlements reclassified to income	(712)	260	(452)	(584)	213	(371)
Hedge settlements reclassified to income	43,157	(15,022)	26,135	(3,351)	1,223	(2,128)

Comprehensive loss	$(12,166)	$2,760	$(9,406)	$(47,566)	$16,927	$(30,639)

6.	Stock Compensation

      The Company has elected to continue following Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and has elected to adopt the disclosure provisions of SFAS No. 148, “Accounting for Stock-Based Compensation Transition and Disclosure.” Had compensation costs for the Company’s options been determined based on the fair value at the grant dates consistent with SFAS No. 123, the Company’s net income would have been decreased and the net loss would have been increased to the pro forma amounts indicated below:

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

WESTPORT RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      The pro forma effects of the application of SFAS No. 143, as if the Statement had been adopted net of tax on January 1, 2002 (rather than January 1, 2003), are presented below:

	Pro Forma
	For the Three Months
	Ended March 31,

	2003	2002

	(In thousands, except
	per share amount)
Net income available to common stockholders	$26,078	$(25,194)
Earnings per share — basic	$.39	$(.48)
— diluted	$.39	$(.48)

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

WESTPORT RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

				Gulf of	Corporate &
	Northern	Western	Southern	Mexico	Unallocated	Consolidated

	(In thousands)

	(Unaudited)
2003
Revenues(1)	$46,930	$27,049	$83,254	$62,787	$(38,126)	$181,894
DD&A	10,729	5,447	21,545	23,193	151	61,065
Impairment of unproved properties	728	—	533	2,219	—	3,480
Profit (loss)	19,667	11,281	40,633	20,255	(38,273)	53,563
Expenditures for assets, net	6,504	5,342	7,989	25,785	200	45,820
2002
Revenues(1)	$24,473	$—	$29,838	$21,871	$(4,234)	$71,948
DD&A	11,071	—	19,773	16,637	108	47,589
Impairment of unproved properties	—	—	—	959	—	959
Profit (loss)	1,132	—	(6,401)	(10,627)	(6,223)	(22,119)
Expenditures for assets, net	47,194	—	9,005	18,441	365	75,005

(1)	Corporate and unallocated revenues consist of non-hedge and hedge settlements and non-hedge change in fair value of derivatives.

9.	Subsequent Events

      On April 3, 2003 the Company issued $125 million in additional principal amount of its 8 1/4% Senior Subordinated Notes Due 2011 pursuant to Rule 144A and Regulation S under the Securities Act at a price of 106% of the principal amount, with accrued interest from November 1, 2002. Interest on these notes is paid semiannually on May 1 and November 1. The Company’s first interest payment on these notes was May 1, 2003. The Company has agreed to file an exchange offer registration statement or, under certain circumstances, a shelf registration statement pursuant to a registration rights agreement relating to these notes. The Company filed an exchange offer registration statement on June 4, 2003, as amended on September 12, 2003, relating to these notes. In the event the Company fails to comply with some of its obligations under the registration rights agreement relating to such notes, the Company will pay additional interest on these notes. On November 1, 2003, the Company paid additional interest of 0.5% per annum on the 2003 notes, which accrued from October 1, 2003, and will continue to pay such additional interest, accruing from November 1, 2003 until such time as the SEC declares the Registration Statement relating to such notes effective and the Company consummates the exchange offer contemplated therein.

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

      On October 15, 2003, the Revolving Credit Facility was amended to, among other things, eliminate a limit on the outstanding letters of credit, provided that the amount of letters of credit outstanding on any date does not exceed the lesser of the aggregate commitments under the Revolving Credit Facility and the borrowing base then in effect, or if the borrowing base is not in effect on such date, the aggregate commitments under the Revolving Credit Facility. The October 15, 2003 amendment increased the borrowing base from $470 million to $500 million. The amendment also increased the basket allowed for

WESTPORT RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

proposes of providing cash collateral from $10 million to $20 million and deleted the requirement to file liens on properties it not rated BB+ and Ba1 at December 31, 2003.

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

WESTPORT RESOURCES CORPORATION

CONDENSED CONSOLIDATING BALANCE SHEET

March 31, 2003

	Parent	Subsidiary
	Company	Guarantors	Eliminations	Consolidated

	(In thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$11,974	$52,725	$—	$64,699
Accounts receivable, net	29,067	63,434	—	92,501
Intercompany receivable	1,402,871	—	(1,402,871)	—
Derivative assets	10,668	—	—	10,668
Prepaid expenses	4,689	10,046	—	14,735

Total current assets	1,459,269	126,205	(1,402,871)	182,603

Property and equipment, at cost:
Oil and natural gas properties, successful efforts method:
Proved properties	365,541	1,856,808	—	2,222,349
Unproved properties	27,811	75,501	—	103,312
Field services assets	—	39,229	—	39,229
Building and other office furniture and equipment	620	9,266	—	9,886

	393,972	1,980,804	—	2,374,776
Less accumulated depletion, depreciation and amortization	(144,747)	(396,412)	—	(541,159)

Net property and equipment	249,225	1,584,392	—	1,833,617

Other assets:
Long-term derivative assets	16,326	—	—	16,326
Goodwill	—	245,944	—	245,944
Other assets	20,231	—	—	20,231

Total other assets	36,557	245,944	—	282,501

Total assets	$1,745,051	$1,956,541	$(1,402,871)	$2,298,721

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$15,758	$35,718	$—	$51,476
Accrued expenses	24,391	22,251	—	46,642
Ad valorem taxes payable	(1)	11,309	—	11,308
Intercompany payable	—	1,402,871	(1,402,871)	—
Derivative liabilities	80,902	—	—	80,902
Income taxes payable	—	86	—	86
Other current liabilities	3,901	6,171	—	10,072

Total current liabilities	124,951	1,478,406	(1,402,871)	200,486
Long-term debt	773,154	—	—	773,154
Deferred income taxes	(45,004)	164,811	—	119,807
Long-term derivative liabilities	32,500	—	—	32,500
Other liabilities	15,339	34,738	—	50,077

Total liabilities	900,940	1,677,955	(1,402,871)	1,176,024

Stockholders’ equity:
Preferred stock	29	—	—	29
Common stock	670	3	(3)	670
Additional paid-in capital	951,326	199,154	3	1,150,483
Treasury stock	(512)	—	—	(512)
Retained earnings	(60,338)	79,590	—	19,252
Accumulated other comprehensive income	(47,064)	(161)	—	(47,225)

Total stockholders’ equity	844,111	278,586	—	1,122,697

Total liabilities and stockholders’ equity	$1,745,051	$1,956,541	$(1,402,871)	$2,298,721

WESTPORT RESOURCES CORPORATION

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Three Months Ended March 31, 2003

	Parent	Subsidiary
	Company	Guarantors	Eliminations	Consolidated

	(In thousands)
Operating revenues:
Oil and natural gas sales	$45,428	$172,991	$—	$218,419
Hedge settlements	(40,446)	—	—	(40,446)
Gathering and marketing income	—	1,209	—	1,209
Non-hedge settlements	—	—	—	—
Non-hedge change in fair value of derivatives	2,320	—	—	2,320
Loss on sale of operating assets, net	—	392	—	392

Net revenues	7,302	174,592	—	181,894

Operating costs and expenses:
Lease operating expense	3,219	23,117	—	26,336
Production taxes	1	13,057	—	13,058
Transportation costs	81	3,943	—	4,024
Gathering and marketing expense	—	1,096	—	1,096
Exploration	9,883	2,164	—	12,047
Depletion, depreciation and amortization	18,191	42,874	—	61,065
Impairment of unproved properties	2,091	1,389	—	3,480
Stock compensation expense	(3)	—	—	(3)
General and administrative	1,951	5,277	—	7,228

Total operating expenses	35,414	92,917	—	128,331

Operating income (loss)	(28,112)	81,675	—	53,563
Other income (expense):
Interest expense	(16,342)	—	—	(16,342)
Interest income	73	128	—	201
Other	36	109	—	145

Income (loss) before income taxes	(44,345)	81,912	—	37,567
Provision for income taxes:
Deferred	16,186	(29,898)	—	(13,712)

Total provision for income taxes	16,186	(29,898)	—	(13,712)
Net income before cumulative change in accounting principle	(28,159)	52,014	—	23,855

Preferred stock dividends	1,191	—	—	1,191
Cumulative effect of change in accounting principle	1,765	(5,179)	—	(3,414)

Net income available to common stockholders	$(27,585)	$46,835	$—	$19,250

WESTPORT RESOURCES CORPORATION

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Three Months Ended March 31, 2003

	Parent	Subsidiary
	Company	Guarantors	Eliminations	Consolidated

	(In thousands)
Cash flows from operating activities:
Net income	$(28,159)	$52,014	$—	$23,855
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depletion, depreciation and amortization	18,191	42,874	—	61,065
Exploration dry hole costs	3,462	1,430	—	4,892
Impairment of unproved properties	2,091	1,389	—	3,480
Deferred income taxes	(16,186)	29,898	—	13,712
Stock compensation expense	(3)	—	—	(3)
Change in fair value of derivatives	981	—	—	981
Amortization of derivative liabilities	(3,164)	—	—	(3,164)
Amortization of deferred financing fees	282	—	—	282
Loss on sale of operating assets, net	—	(392)	—	(392)
Changes in asset and liabilities, net of effects of acquisitions:
Decrease (increase) in accounts receivable	(1,186)	(25,217)	—	(26,403)
Decrease in prepaid expenses	3,233	(4,235)	—	(1,002)
Decrease in accounts payable	457	(132)	—	325
Increase in ad valorem taxes payable	—	2,998	—	2,998
Increase in accrued expenses	11,989	2,888	—	14,877
Decrease in other liabilities	—	(217)	—	(217)

Net cash provided by (used in) operating activities	(8,012)	103,298	—	95,286

Cash flows from investing activities:
Additions to property and equipment	(24,026)	(26,705)	—	(50,731)
Proceeds from sales of assets	—	3,563	—	3,563
Increase in intercompany receivable	—	(72,522)	72,522	—
Acquisitions of oil and gas properties	—	4,911	—	4,911
Other	—	—	—	—

Net cash provided by (used in) investing activities	(24,026)	(90,753)	72,522	(42,257)

Cash flows from financing activities:
Proceeds from issuance of common stock	143	—	—	143
Repurchase of common stock	(43)	—	—	(43)
Proceeds from issuance of long-term debt	—	—	—	—
Repayment of long term debt	(30,000)	—	—	(30,000)
Preferred stock dividends paid	(1,191)	—	—	(1,191)
Increase in intercompany payable	72,522	—	(72,522)	—

Net cash provided by (used in) financing activities	41,431	—	(72,522)	(31,091)

Net increase (decrease) in cash and cash equivalents	9,393	12,545	—	21,938
Cash and cash equivalents, beginning of period	2,581	40,180	—	42,761

Cash and cash equivalents, end of period	$11,974	$52,725	$—	$64,699

WESTPORT RESOURCES CORPORATION

CONDENSED CONSOLIDATING BALANCE SHEET

December 31, 2002

	Parent	Subsidiary
	Company	Guarantors	Eliminations	Consolidated

	(In thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$2,581	$40,180	$—	$42,761
Accounts receivable, net	27,880	45,669	—	73,549
Intercompany receivable	1,475,393	—	(1,475,393)	—
Derivative assets	14,861	—	—	14,861
Prepaid expenses	7,922	5,436	—	13,358

Total current assets	1,528,637	91,285	(1,475,393)	144,529

Property and equipment, at cost:
Oil and natural gas properties, successful efforts method:
Proved properties	339,947	1,798,524	—	2,138,471
Unproved properties	29,252	75,178	—	104,430
Field services assets	—	39,185	—	39,185
Building and other office furniture and equipment	620	9,066	—	9,686

	369,819	1,921,953	—	2,291,772
Less accumulated depletion, depreciation and amortization	(131,946)	(353,383)	—	(485,329)

Net property and equipment	237,873	1,568,570	—	1,806,443

Other assets:
Long-term derivative assets	14,824	—	—	14,824
Goodwill	—	246,712	—	246,712
Other assets	21,033	—	—	21,033

Total other assets	35,857	246,712	—	282,569

Total assets	$1,802,367	$1,906,567	$(1,475,393)	$2,233,541

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$15,301	$35,857	$—	$51,158
Accrued expenses	23,354	15,855	—	39,209
Ad valorem taxes payable	(2)	8,990	—	8,988
Intercompany payable	—	1,475,393	(1,475,393)	—
Derivative liabilities	56,156	—	—	56,156
Income taxes payable	—	86	—	86
Other current liabilities

Total current liabilities	94,809	1,536,181	(1,475,393)	155,597

Long-term debt	799,358	—	—	799,358
Deferred income taxes	(13,361)	137,891	—	124,530
Long-term derivative liabilities	21,305	—	—	21,305
Other liabilities	—	745	—	745

Total liabilities	902,111	1,674,817	(1,475,393)	1,101,535

Stockholders’ equity:
Preferred stock	29	—	—	29
Common stock	668	3	(3)	668
Additional paid-in capital	951,189	199,153	3	1,150,345
Treasury stock	(469)	—	—	(469)
Retained earnings	(32,753)	32,755	—	2
Accumulated other comprehensive income	(18,408)	(161)	—	(18,569)

Total stockholders’ equity	900,256	231,750	—	1,132,006

Total liabilities and stockholders’ equity	$1,802,367	$1,906,567	$(1,475,393)	$2,233,541

WESTPORT RESOURCES CORPORATION

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Three Months Ended March 31, 2002

	Parent	Subsidiary
	Company	Guarantors	Eliminations	Consolidated

	(In thousands)
Operating revenues:
Oil and natural gas sales	$10,577	$65,605	$—	$76,182
Hedge settlements	3,935	—	—	3,935
Non-hedge settlements	1,084	—	—	1,084
Non-hedge change in fair value of derivatives	(9,253)	—	—	(9,253)

Net revenues	6,343	65,605	—	71,948

Operating costs and expenses:
Lease operating expense	2,301	17,374	—	19,675
Production taxes	2	5,863	—	5,865
Transportation costs	(28)	1,850	—	1,822
Exploration	5,143	5,199	—	10,342
Depletion, depreciation and amortization	8,671	38,918	—	47,589
Impairment of unproved properties	—	959	—	959
Stock compensation expense	1,881	—	—	1,881
General and administrative	1,586	4,348	—	5,934

Total operating expenses	19,556	74,511	—	94,067

Operating income	(13,213)	(8,906)	—	(22,119)

Other income (expense):
Interest expense	(8,144)	(227)	—	(8,371)
Interest income	35	45	—	80
Change in fair value of interest rate swap	—	226	—	226
Other	(769)	287	—	(482)

Income before income taxes	(22,091)	(8,575)	—	(30,666)

Provision for income taxes:
Current	—	—	—	—
Deferred	8,063	3,130	—	11,193

Total provision for income taxes	8,063	3,130	—	11,193

Net income	(14,028)	(5,445)	—	(19,473)

Preferred stock dividends	1,190	—	—	1,190

Net loss available to common stock	$(15,218)	$(5,445)	$—	$(20,663)

WESTPORT RESOURCES CORPORATION

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Three Months Ended March 31, 2002

	Parent	Subsidiary
	Company	Guarantors	Eliminations	Consolidated

	(In thousands)
Cash flows from operating activities:
Net income	$(14,028)	$(5,445)	$—	$(19,473)
Adjustments to reconcile net income to net cash provided by operating activities:
Depletion, depreciation and amortization	8,670	38,919	—	47,589
Exploration dry hole costs	14	4,767	—	4,781
Impairment of unproved properties	—	959	—	959
Deferred income taxes	(8,063)	(3,130)	—	(11,193)
Stock compensation expense	1,881	—	—	1,881
Change in fair value of derivatives	9,027	—	—	9,027
Amortization of derivative liabilities	(2,668)	—	—	2,668
Amortization of financing fees	262	—	—	262
Changes in asset and liabilities, net of effects of Acquisitions:
Decrease in accounts receivable	5,783	15,922	—	21,705
Decrease (increase) in prepaid expenses	237	(2,791)	—	(2,554)
Decrease in accounts payable	(7,856)	(5,995)	—	(13,851)
Increase in ad valorem taxes payable	47	769	—	816
Increase in income taxes payable	—	(44)	—	(44)
Increase (decrease) in accrued expenses	3,264	664	—	3,928
Decrease in other liabilities	—	(65)	—	(65)

Net cash provided by operating activities	(3,430)	44,530	—	41,100

Cash flows from investing activities:
Additions to property and equipment	(10,298)	(26,726)	—	(37,024)
Proceeds from sale of assets	—	147	—	147
Increase in intercompany receivable	(33,545)	—	33,545	—
Acquisitions of oil and gas properties	—	(37,981)	—	(37,981)
Other	—	(27)	—	(27)

Net cash used in investing activities	(43,843)	(64,587)	33,545	(74,885)

Cash flows from financing activities:
Proceeds from issuance of common stock	393	—	—	393
Proceeds from long-term debt	45,000	—	—	45,000
Preferred stock dividend	(1,190)	—	—	(1,190)
Financing fees	(35)	—	—	(35)
Increase in intercompany payable	—	33,545	(33,545)	—

Net cash provided by (used in) financing activities	44,168	33,545	(33,545)	44,168

Net increase in cash and cash equivalents	(3,105)	13,488	—	10,383
Cash and cash equivalents, beginning of period	13,804	13,780	—	27,584

Cash and cash equivalents, end of period	$10,699	$27,268	$—	$37,967

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

	March 31, 2003	December 31, 2002

INTANGIBLE ASSETS:
Proved leasehold acquisition costs	1,140,330,913	1,089,490,035
Unproved leasehold acquisition costs	103,312,194	104,430,055
Total leasehold acquisition costs	1,243,643,107	1,193,920,090
Less accumulated depletion	(186,256,335)	(168,081,488)
Net leasehold acquisition costs	1,057,384,961	1,025,838,602

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

      We assess our proved properties on a field-by-field basis for impairment, in accordance with the provisions of SFAS No. 144, “Accounting for the Impairment of Long Lived Assets and for Long Lived Assets to be Disposed of,” whenever events or circumstances indicate that the capitalized costs of oil and natural gas properties may not be recoverable. We estimate the expected future cash flows of our oil and gas properties on a field-by-field basis and compare such future cash flows to the carrying amount of the oil and gas properties to determine if the carrying amount is recoverable. If the carrying amount exceeds the estimated undiscounted future cash flows, we will adjust the carrying amount of the oil and gas properties to fair value. The factors used to determine fair value include estimates of reserves, future commodity prices, future production estimates, anticipated capital expenditures, and a discount rate commensurate with the risk associated with realizing the expected cash flows. Future changes in any of the above-referenced factors could result in us recording proved property impairment charges in future periods. Management has chosen to use the traditional present value approach to determine the fair value as opposed to the expected present value method. In the traditional present value approach, a single set of estimated cash flows and a single interest rate (commensurate with the risk) are used to estimate fair value. In the expected present value approach, multiple cash flow scenarios reflecting the range of possible outcomes and a risk-free rate are used to estimate fair value. Using the expected present value method could result in different (and possibly higher) amounts for property impairments than those calculated using the traditional present value method.

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

Results of Operations

      The following table sets forth certain operational data for the periods presented:

Summary Data

	For the Three Months
	Ended March 31,

	2003	2002

	(In thousands)
Production
Oil (Mbbls)	2,046	1,805
Natural gas (Mmcf)	27,319	20,078
Mmcfe	39,595	30,907
Average Daily Production
Oil (Mbbls/d)	22.7	20.1
Natural gas (Mmcf/d)	303.5	223.1
Mmcfe/d	439.9	343.4
Average Prices
Oil (per bbl)	$31.63	$18.32
Natural gas (per Mcf)	5.63	2.15
Price (per Mcfe)	5.52	2.46
Hedging effect (per bbl)	(5.03)	0.97
Hedging effect (per Mcf)	(1.11)	0.11
Hedging effect (per Mcfe)	(1.02)	0.13
Oil and natural gas sales	$218,419	$77,012
Lease operating expense	26,336	19,675
Per Mcfe	0.67	0.64
Production taxes	13,058	5,865
Per Mcfe	0.33	0.19
Transportation costs	4,024	1,822
Per Mcfe	0.10	0.06
General and administrative costs	7,228	5,934
Per Mcfe	0.18	0.19
Depletion, depreciation and amortization	61,065	47,589
Per Mcfe	1.54	1.54

      The discussion below includes a comparison of our results of operations for the three months ended March 31, 2003 and 2002.

      Revenues. Oil and natural gas revenues for the three months ended March 31, 2003 increased by $142.2 million, or 187%, from $76.2 million to $218.4 million, compared to the three months ended March 31, 2002. Production from the acquired El Paso, Southeast Texas and Williston Basin properties accounted for $50.5 million of the increase. The majority of the remaining increase in oil and natural gas revenues was due to increases of 73% and 157%, respectively, in realized oil and natural gas prices, excluding the effects of hedging. Production volumes increased by 8.7 Bcfe, or 28%, from 30.9 Bcfe for the three months ended March 31, 2002 to 39.6 Bcfe for the three months ended March 31, 2003. Acquired El Paso, Southeast Texas and Williston Basin properties accounted for 9.4 Bcfe of the increase. Production volumes also increased due to drilling activity since March 31, 2002, which were offset by oil and natural gas production declines. Hedging transactions decreased oil and natural gas revenues by $40.4 million, or

$1.02 per Mcfe, for the three months ended March 31, 2003, and increased oil and natural gas revenues by $3.9 million, or $0.13 per Mcfe, for the three months ended March 31, 2002.

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

      Transportation Costs. Transportation costs for the three months ended March 31, 2003 increased by $2.2 million, or 121%, from $1.8 million to $4.0 million, compared to the three months ended March 31, 2002. The acquired El Paso properties accounted for $1.5 million of the increase.

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

      Impairment of Unproved Properties. During the three months ended March 31, 2003, we recognized unproved property impairments of $3.5 million due to expired leases and from an assessment of the lack of exploration opportunities existing on such properties. In the Gulf of Mexico, Northern and Southern Divisions, we recorded impairments of $2.2 million, $0.7 million and $0.6 million, respectively. During the three months ended March 31, 2002, we recognized unproved property impairments of $1 million all in the Gulf of Mexico.

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

Financing Activity

Revolving Credit Facility

      On December 17, 2002, we entered into a new credit facility, as amended on October 15, 2003 (the “Revolving Credit Facility”), with JP Morgan Chase Bank, Credit Suisse First Boston Corporation and certain other lenders party thereto to replace our previous revolving credit facility. The Revolving Credit Facility provides for a maximum committed amount of $600 million and an initial borrowing base of approximately $470 million. The facility matures of December 16, 2006 and contains covenants and default provisions customary for similar credit facilities. We made borrowing under the Revolving Credit Facility to refinance our outstanding indebtedness under our previous revolving credit facility and to pay general corporate expenses.

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

8 1/4% Senior Subordinated Notes Due 2011

      On December 17, 2002, we issued $300 million in additional principal amount of our 8 1/4% Senior Subordinated Notes Due 2011 pursuant to Rule 144A and Regulation S under the Securities Act at a price of 103% of the principal amount, with accrued interest from November 1, 2002. The 2002 notes were issued as additional debt securities under an indenture pursuant to which, on November 5, 2001, we issued $275 million of our 8 1/4% Senior Subordinated Notes Due 2011. All of the 2001 and 2002 notes were subsequently exchanged on March 14, 2002 and March 12, 2003, respectively, for equal principal amounts of notes having substantially identical terms and registered under the Securities Act. On April 3, 2003, we issued an additional $125 million of our Senior Subordinated Notes Due 2011 under the same indenture pursuant to Rule 144A and Regulation S under the Securities Act at a price of 106% of the principal amount, with accrued interest from November 1, 2002. All of our 8 1/4% Senior Subordinated Notes Due 2011 constitute a single class of debt securities under the indenture relating to these notes. These notes are senior subordinated unsecured obligations of Westport and are jointly and severally guaranteed, on a senior subordinated basis, by some of our existing and future restricted subsidiaries. These notes mature on November 1, 2011. We pay interest on these notes semiannually on May 1 and November 1. Our first interest payment on the 2003 notes was May 1, 2003. We used the proceeds from the sale of the 2003 notes to redeem all of our outstanding 8 7/8% Senior Subordinated Notes due 2007 (described above) and to reduce our indebtedness under the Revolving Credit Facility. We are entitled to redeem our 8 1/4% Senior Subordinated Notes Due 2011 in whole or in part on or after November 1, 2006 for the redemption price set forth in these notes. Prior to November 1, 2006, we are entitled to redeem these notes, in whole but not in part, at a redemption price equal to the principal amount of the notes plus a premium. There is no sinking fund for these notes. We have agreed to file an exchange offer registration statement or, under certain circumstances, a shelf registration statement pursuant to a registration rights agreement relating to the 2003 notes. We filed an exchange offer registration statement on June 4, 2003, as amended on September 12, 2003, relating to the 2003 notes. In the event we fail to comply with some of our obligations under the registration rights agreement relating to the 2003 notes, we will pay additional interest on such notes. On November 1, 2003, we paid additional interest of 0.5% per annum on the 2003 notes, which accrued from October 1, 2003, and will continue to pay such additional interest, accruing from November 1, 2003 until such time as the SEC declares our registration statement relating to such notes effective and we consummate the exchange offer contemplated therein.

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

      The Company held its Special Meeting of Stockholders on March 5, 2003. At the Special Meeting, the Company’s stockholders approved a proposal to amend the Company’s Amended Articles of Incorporation to increase the number of authorized shares of the Company’s common stock from 70 million shares to 100 million shares the vote tabulation was as follows:

FOR	AGAINST	ABSTAIN

57,642,973	426,917	4,316

Item 5.	Other Information

      None.

Item 6.	Exhibits and Reports on Form 8-K

      (a) Exhibits. The following exhibits are filed as part of this Form 10-Q with the Securities and Exchange Commission:

2.1		Agreement and Plan of Merger, dated as of March 9, 2000, by and among Westport Oil and Gas Company, Inc., Westport Energy Corporation, Equitable Production Company, Equitable Production (Gulf) Company and EPGC Merger Sub Corporation (incorporated by reference to Exhibit 2.1 to the registration statement on Form S-1 (Registration No. 333-40422), filed on June 29, 2000).
2.2		Agreement and Plan of Merger, dated as of June 8, 2001, by and among Belco Oil & Gas Corp. and Westport Resources Corporation (incorporated by reference to Exhibit 2.1 to the registration statement on Form S-4/ A (Registration No. 333-64320), filed on July 24, 2001).
3.1		Amended Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the registration statement on Form 8-A/ A, filed on August 31, 2001).
**3	.2	Certificate of Amendment to Amended Articles of Incorporation of the Company, dated March 5, 2003.

3.3		Third Amended and Restated Bylaws of the Company, effective as of November 1, 2003 (incorporated by reference to Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2003).
4.1		Specimen Certificate for shares of Common Stock of the Company (incorporated by reference to Exhibit 4.1 to the registration statement on Form 8-A/A, filed on August 31, 2001).
4.2		Specimen Certificate for shares of 6 1/2% Convertible Preferred Stock of the Company (incorporated by reference to Exhibit 4 to the registration statement on Form 8-A/A, filed on August 31, 2001).
4.3		Certificate of Designations of 6 1/2% Convertible Preferred Stock, dated March 5, 1998 (incorporated by reference to Exhibit 4.1 to Belco’s Current Report on Form 8-K, filed on March 11, 1998).
4.4		Third Amended and Restated Shareholders Agreement, dated as of February 14, 2003, among the Company, Equitable Resources, Inc., Medicor Foundation, Westport Energy, LLC and certain stockholders named therein (incorporated by reference to Exhibit 4.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, filed on March 10, 2003).
4.5		Termination and Voting Agreement, dated as of November 1, 2003, among the Company, Equitable Resources, Inc., Medicor Foundation, Westport Energy, LLC and certain stockholders named therein (incorporated by reference to Exhibit 4.5 to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2003).
4.6		Registration Right Agreement, dated as of November 1, 2003, among the Company, Equitable Resources, Inc., Medicor Foundation, Westport Energy, LLC and certain stockholders named therein (incorporated by reference to Exhibit 4.6 to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2003).
10.1		Change in Control Severance Protection Agreement, dated as of February 1, 2003, between the Company and Carter Mathies (incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, filed on March 10, 2003).
10.2		First Amendment to Credit Agreement, dated as of November 15, 2003, among the Company, subsidiary guarantors party thereto, JPMorgan Chase Bank, as administrative agent, and certain lenders named therein (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report or Form 10-Q, filed on November 14, 2003).
*31	.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer of the Company.
*31	.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer of the Company.
*32	.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer of the Company.
*32	.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer of the Company.

*	Filed herewith.

**	Previously filed.

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

WESTPORT RESOURCES CORPORATION

Date: February 5, 2004	By: /s/ DONALD D. WOLF Name: Donald D. Wolf Title: Chairman of the Board and Chief Executive Officer

Date: February 5, 2004	By: /s/ LON MCCAIN Name: Lon McCain Title: Vice President, Chief Financial Officer and Treasurer

INDEX TO EXHIBITS

2.1		Agreement and Plan of Merger, dated as of March 9, 2000, by and among Westport Oil and Gas Company, Inc., Westport Energy Corporation, Equitable Production Company, Equitable Production (Gulf) Company and EPGC Merger Sub Corporation (incorporated by reference to Exhibit 2.1 to the registration statement on Form S-1 (Registration No. 333-40422), filed on June 29, 2000).
2.2		Agreement and Plan of Merger, dated as of June 8, 2001, by and among Belco Oil & Gas Corp. and Westport Resources Corporation (incorporated by reference to Exhibit 2.1 to the registration statement on Form S-4/ A (Registration No. 333-64320), filed on July 24, 2001).
3.1		Amended Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the registration statement on Form 8-A/ A, filed on August 31, 2001).
**3	.2	Certificate of Amendment to Amended Articles of Incorporation of the Company, dated March 5, 2003.
3.3		Third Amended and Restated Bylaws of the Company, effective as of November 1, 2003 (incorporated by reference to Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2003).
4.1		Specimen Certificate for shares of Common Stock of the Company (incorporated by reference to Exhibit 4.1 to the registration statement on Form 8-A/A, filed on August 31, 2001).
4.2		Specimen Certificate for shares of 6 1/2% Convertible Preferred Stock of the Company (incorporated by reference to Exhibit 4 to the registration statement on Form 8-A/A, filed on August 31, 2001).
4.3		Certificate of Designations of 6 1/2% Convertible Preferred Stock, dated March 5, 1998 (incorporated by reference to Exhibit 4.1 to Belco’s Current Report on Form 8-K, filed on March 11, 1998).
4.4		Third Amended and Restated Shareholders Agreement, dated as of February 14, 2003, among the Company, Equitable Resources, Inc., Medicor Foundation, Westport Energy, LLC and certain stockholders named therein (incorporated by reference to Exhibit 4.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, filed on March 10, 2003).
4.5		Termination and Voting Agreement, dated as of November 1, 2003, among the Company, Equitable Resources, Inc., Medicor Foundation, Westport Energy, LLC and certain stockholders named therein (incorporated by reference to Exhibit 4.5 to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2003).
4.6		Registration Right Agreement, dated as of November 1, 2003, among the Company, Equitable Resources, Inc., Medicor Foundation, Westport Energy, LLC and certain stockholders named therein (incorporated by reference to Exhibit 4.6 to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2003).
10.1		Change in Control Severance Protection Agreement, dated as of February 1, 2003, between the Company and Carter Mathies (incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, filed on March 10, 2003).
10.2		First Amendment to Credit Agreement, dated as of November 15, 2003, among the Company, subsidiary guarantors party thereto, JPMorgan Chase Bank, as administrative agent, and certain lenders named therein (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report or Form 10-Q, filed on November 14, 2003).
*31	.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer of the Company.
*31	.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer of the Company.
*32	.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer of the Company.
*32	.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer of the Company.

*	Filed herewith.

**	Previously filed.