Form 10-Q/A
period 2003-06-30
WESTPORT RESOURCES CORP /NV/
filed 2004-02-05
CIK 889005

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

WESTPORT RESOURCES CORPORATION

i

EXPLANATORY NOTE

     This Amendment No. 1 to the Quarterly Report on Form 10-Q of Westport Resources Corporation, originally filed with the Securities and Exchange Commission on August 14, 2003, is being filed to revise Part I, Pages 1, 2, 3 and Notes 3, 4, 8, 9 and 10 of Item 1 and Item 2, in order to address certain comments received from the Securities and Exchange Commission in connection with its review of the Company’s Registration Statement on Form S-4 filed with the Securities and Exchange Commission on June 4, 2003, as amended on September 12, 2003.

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
Current Liabilities:
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

WESTPORT RESOURCES CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three
	Months Ended		For the Six Months
	June 30,		Ended June 30,

	2003	2002	2003	2002

	(In thousands, except per share amounts)
	(Unaudited)
Operating revenues:
Oil and natural gas sales	$195,584	$113,007	$414,003	$189,189
Hedge settlements	(23,439)	(577)	(63,885)	3,358
Gathering income	783	—	1,992	—
Commodity price risk management activities:
Non-hedge settlements	723	(262)	723	822
Non-hedge change in fair value of derivatives	902	1,031	3,222	(8,222)
Gain (loss) on sale of operating assets, net	6,074	(1,868)	6,466	(1,868)

Net revenues	180,627	111,331	362,521	183,279

Operating costs and expenses:
Lease operating expenses	26,032	24,229	52,368	43,904
Production taxes	11,364	5,771	24,422	11,636
Transportation costs	3,354	1,951	7,378	3,773
Gathering expenses	552	—	1,648	—
Exploration	13,624	7,700	25,671	18,042
Depletion, depreciation and amortization	67,036	51,791	128,101	99,380
Impairment of proved properties	977	—	977	—
Impairment of unproved properties	11,693	5,331	15,173	6,290
Stock compensation expense, net	2,153	(1,787)	2,150	94
General and administrative	7,543	5,495	14,771	11,429

Total operating expenses	144,328	100,481	272,659	194,548

Operating income (loss)	36,299	10,850	89,862	(11,269)
Other income (expense):
Interest expense	(13,058)	(7,978)	(29,400)	(16,349)
Interest income	180	121	381	201
Change in fair value of interest rate swap	—	—	—	226
Loss on debt retirement	(920)	—	(920)	—
Other	188	803	333	321

Income (loss) before income taxes	22,689	3,796	60,256	(26,870)

Benefit (provision) for income taxes:
Current	—	—	—	—
Deferred	(8,281)	(1,386)	(21,993)	9,807

Total benefit (provision) for income taxes	(8,281)	(1,386)	(21,993)	9,807

Net income (loss) before cumulative effect of change in accounting principle	14,408	2,410	38,263	(17,063)
Cumulative effect of change in accounting principle (net of tax effect of $1,962)	—	—	(3,414)	—

Net income (loss)	14,408	2,410	34,849	(17,063)
Preferred stock dividends	(1,191)	(1,191)	(2,382)	(2,381)

Net income (loss) available to common stockholders	$13,217	$1,219	$32,467	$(19,444)

Weighted average number of common shares outstanding:
Basic	67,052	52,128	66,935	52,104

Diluted	67,942	52,760	67,787	52,104

Net income (loss) per common share:
Basic:
Net income (loss) before cumulative effect of change in accounting principle	$.20	$.02	$.54	$(.37)
Cumulative effect of change in accounting principle	—	—	(.05)	—

Net income (loss) available to common stockholders	$.20	$.02	$.49	$(.37)

Diluted:
Net income (loss) before cumulative effect of change in accounting principle	$.19	$.02	$.53	$(.37)
Cumulative effect of change in accounting principle	—	—	(.05)	—

Net income (loss) available to common stockholders	$.19	$.02	$.48	$(.37)

The accompanying notes are an integral part of these consolidated financial statements.

WESTPORT RESOURCES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months
	Ended June 30,

	2003	2002

	(In thousands)
	(Unaudited)
Cash flows from operating activities:
Net income (loss)	$34,849	$(17,063)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depletion, depreciation and amortization	128,101	99,380
Exploratory dry hole costs	14,928	9,795
Impairment of proved properties	977	—
Impairment of unproved properties	15,173	6,290
Deferred income taxes	21,993	(9,807)
Director retainers settled for stock	11	20
Stock compensation expense	2,150	94
Change in fair value of derivatives	3,514	7,996
Amortization of derivative liabilities	(9,625)	(5,018)
Amortization of deferred financing fees	548	540
Gain on sale of operating assets, net	(6,466)	1,868
Cumulative change in accounting principle, net of tax	3,414	—
Changes in assets and liabilities, net of effects of acquisitions:
Decrease (increase) in accounts receivable	(15,423)	5,023
Increase in prepaid expenses	(1,039)	(2,992)
Decrease in accounts payable	(2,511)	(17,889)
Increase in ad valorem taxes payable	6,228	502
Decrease in income taxes payable	(3)	(44)
Increase in accrued expenses	59	2,582
Decrease in other liabilities	(462)	(446)

Net cash provided by operating activities	196,416	80,831

Cash flows from investing activities:
Additions to property and equipment	(115,626)	(71,769)
Proceeds from sales of assets	13,281	7,790
Acquisitions of oil and gas properties and purchase price adjustments	3,557	(42,303)
Other	—	(52)

Net cash used in investing activities	(98,788)	(106,334)

Cash flows from financing activities:
Proceeds from issuance of common stock	3,530	1,071
Proceeds from issuance of long-term debt	151,875	55,000
Repayment of long term debt	(226,311)	—
Preferred stock dividends paid	(2,381)	(2,381)
Repurchase of common stock	(43)	(61)
Loss on retirement of debt	(920)	—
Financing fees	(274)	(271)

Net cash provided by (used in) financing activities	(74,524)	53,358

Net increase in cash and cash equivalents	23,104	27,855
Cash and cash equivalents, beginning of period	42,761	27,584

Cash and cash equivalents, end of period	$65,865	$55,439

Supplemental cash flow information:
Cash paid for interest	$33,182	$17,664

Cash paid for income taxes	$3	$44

The accompanying notes are an integral part of these consolidated financial statements.

WESTPORT RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Nature of Business

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

      As of June 30, 2003, the Company had no outstanding indebtedness and letters of credit of approximately $104.5 million outstanding under the Revolving Credit Facility. Available unused borrowing capacity was approximately $365.5 million. The letters of credit were issued primarily in connection with the margin requirements of the Company’s oil and natural gas derivative contracts. As of June 30, 2003, the Revolving Credit Facility limited the outstanding letters of credit to $200 million.

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

      The Company recorded non-hedge CPRM settlement gains of $0.7 million and $0.8 million for the six months ended June 30, 2003 and 2002, respectively. The Company also recorded unrealized change in fair value of non-hedge derivatives of $3.2 million, which included $4.2 million ineffectiveness loss, and ($8.2) million with $0.2 million ineffectiveness loss for the six months ended June 30, 2003 and 2002, respectively. The non-hedge CPRM settlements include cash losses of $1.2 million and $0.2 million for the six months ended June 30, 2003 and 2002, respectively.

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

•	2.9 Mmbbls of oil and 53.0 Bcf of natural gas subject to CPRM contracts for 2004. Of these contracts, all of the oil and 42.0 Bcf of the natural gas contracts are subject to weighted average floor prices of $24.13 per barrel and $3.94 per Mmbtu and weighted average NYMEX ceiling prices of $25.29 per barrel and $4.14 per Mmbtu, respectively, excluding the effect, if any, of the three-way floor price. The remaining 2004 natural gas CPRM contract settlements are calculated based on the NWPRM Index with a weighted average swap price of $3.33 per Mmbtu. In addition, included in the 42.0 Bcf of natural gas contracts are basis swaps covering 3.7 Bcf of natural gas for 2004 that lock in the pricing differential between NYMEX and NWPRM at a weighted average price differential of $0.66 per Mmbtu and 1.8 Bcf of natural gas for 2004 that lock in the pricing differential between NYMEX and CIG at a weighted average price differential of $0.81.

•	20.1 Bcf of natural gas subject to CPRM contracts for 2005 with a weighted average NYMEX floor price of $4.29 and weighted average NYMEX ceiling price of $4.48 per Mmbtu. Included in the 20.1 Bcf of natural gas contracts are basis swaps covering 3.7 Bcf of natural gas for 2005 that lock in the pricing differential between NYMEX and NWPRM at a weighted average price differential of $0.78 Mmbtu.

      The tables below provide details about the volumes and prices of all open CPRM hedge and non-hedge commitments as of June 30, 2003:

	2003	2004	2005

Hedges
Gas
NYMEX Price Swaps Sold — receive fixed price (thousand Mmbtu)(1)	16,196	21,960	16,425
Average price, per Mmbtu	$4.01	$4.11	$4.35
NWPRM Price Swaps Sold — receive fixed price (thousand Mmbtu)(2)	—	10,980	—
Average price, per Mmbtu	$—	$3.33	$—
CIG Price Swaps Sold — receive fixed price, per Mmbtu(3)	1,840	—	—
Average price, per Mmbtu	$3.59	$—	$—
NYMEX Collars Sold (thousand Mmbtu)(4)	11,740	16,380	3,650
Average floor price, per Mmbtu	$3.61	$3.70	$4.00
Average ceiling price, per Mmbtu	$4.29	$4.00	$5.07

WESTPORT RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2003	2004	2005

NWPRM Collars Sold (thousand Mmbtu)(5)	3,680	—	—
Average ceiling price, per Mmbtu	$3.29	$—	$—
NYMEX Three-way Collars (thousand Mmbtu)(4),(6)	4,048	3,660	—
Average floor price, per Mmbtu	$3.39	$4.00	$—
Average ceiling price, per Mmbtu	$4.73	$5.00	$—
Three-way average floor price, per Mmbtu	$2.22	$3.15	$—
Basis Swaps versus NYMEX(7) NWPRM (thousand Mmbtu)	6,748	3,660	3,650
Average differential price, per Mmbtu	$0.67	$0.66	$0.78
CIG (thousand Mmbtu)	1,840	1,830	—
Average differential price, per Mmbtu	$0.95	$0.81	$—
Oil
NYMEX Price Swaps Sold — receive fixed price (Mbbls)(1)	304	1,830	—
Average price, per bbl	$21.39	$24.31	$—
NYMEX Collars Sold (Mbbls)(4)	990	—	—
Average floor price, per bbl	$24.45	$—	$—
Average ceiling price, per bbl	$26.45	$—	$—
NYMEX Three-way Collars (Mbbls)(4)(6)	1,002	1,098	—
Average floor price, per bbl	$23.17	$23.83	$—
Average ceiling price, per bbl	$26.30	$26.92	$—
Three-way average floor price, per bbl	$18.90	$19.00	$—
Non-Hedges
Gas
Basis Swaps, Index versus Index(8)
NWPRM versus CIG (thousand Mmbtu)	4,920	—	—
Average differential price, per Mmbtu	$0.42	$—	$—
Oil
NYMEX Price Swaps Sold, receive fixed price (Mbbls)(1)	150	—	—
Average price, per bbl	$18.86	$—	$—
Estimated fair value of oil and gas derivatives as of June 30, 2003 (in thousands)	$(59,448)	$(62,639)	$(9,319)

(1)	For any particular NYMEX swap sold transaction, the counterparty is required to make a payment to Westport in the event that the NYMEX Reference Price for any settlement period is less than the swap price for such hedge, and Westport is required to make a payment to the counterparty in the event that the NYMEX Reference Price for any settlement period is greater than the swap price for such hedge.

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

WESTPORT RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following sets forth the calculation of basic and diluted earnings per share:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,

	2003	2002	2003	2002

	(In thousands, except per share amounts)
Net income (loss) per share:
Net income (loss) before cumulative effect of change in accounting principle	$14,408	$2,410	$38,263	$(17,063)
Cumulative change in accounting principle	—	—	(3,414)	—

Net income (loss)	14,408	2,410	34,849	(17,063)
Preferred stock dividends	(1,191)	(1,191)	(2,382)	(2,381)

Net income (loss) available to common stockholders	13,217	1,219	$32,467	$(19,444)
Weighted average common shares outstanding	67,052	52,128	66,935	52,104
Add dilutive effects of employee stock options	890	632	852	—

Weighted average common shares outstanding including the effects of dilutive securities	67,942	52,760	67,787	52,104

Basic earnings (loss) per share common before cumulative effect of change in accounting principle	$.20	$.02	$.54	$(.37)

Basic earnings (loss) per common share	$.20	$.02	$.49	$(.37)

Diluted earnings (loss) per common share before cumulative effect of change in accounting principle	$.19	$.02	$.53	$(.37)

Diluted earnings (loss) per common share	$.19	$.02	$.48	$(.37)

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

	For the Six Months Ended			For the Six Months Ended
	June 30, 2003			June 30, 2002

		Tax			Tax
		(Expense)	Net of		(Expense)	Net of
	Before Tax	Benefit	Tax	Before Tax	Benefit	Tax

	(In thousands)
Net income (loss) available to common stockholders	$54,460	$(21,993)	$32,467	$(29,251)	$9,807	$(19,444)
Other comprehensive income
Change in fair value of derivative hedging instruments	(145,770)	53,206	(92,564)	(10,252)	3,742	(6,510)
Enron non-cash settlements reclassified to income	(1,154)	421	(733)	(1,060)	387	(673)
Hedge settlements reclassified to income	65,039	(23,739)	41,300	(2,299)	839	(1,460)

Comprehensive income (loss)	$(27,425)	$7,895	$(19,530)	$(42,862)	$14,775	$(28,087)

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

      The pro forma effects of the application of SFAS No. 143, as if the Statement had been adopted net of tax on January 1, 2002 (rather than January 1, 2003), are presented below:

	Pro Forma
	For the Three		Pro Forma
	Months		For the Six Months
	Ended June 30,		Ended June 30

	2003	2002	2003	2002

	(In thousands, except per share amounts)
Net income (loss) available to common stockholders
As reported	$13,217	$1,219	$32,467	$(19,444)
Pro forma	13,217	1,723	35,881	(23,471)
Basic net income (loss) per common share
As reported	$.20	$.02	$.49	$(.37)
Pro forma	.20	.03	.54	(.45)
Diluted net income (loss) per common share
As reported	$.19	$.02	$.48	$(.37)
Pro forma	.19	.03	.53	(.45)

      In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections.” Prior to the adoption of the

WESTPORT RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

WESTPORT RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

	For the Six Months Ended June 30,

				Gulf of	Corporate &
	Northern	Western	Southern	Mexico	Unallocated		Consolidated

	(In thousands)
2003
Revenues	$92,988	$59,312	$153,286	$117,598	$(60,663	)(1)	$362,521
DD&A	20,722	11,791	45,402	49,873	313		128,101
Impairment of proved properties	106	—	188	683	—		977
Impairment of unproved properties	2,062	—	1,400	11,711	—		15,173
Profit (loss)	39,483	28,485	64,463	20,559	(63,128)		89,862
Expenditures for assets, net	14,371	25,728	24,082	47,299	589		112,069
2002
Revenues	$57,480	$—	$69,949	$59,892	$(4,042	)(1)	$183,279
DD&A	22,503	—	38,293	38,358	226		99,380
Impairment of unproved properties	3,002	—	2,093	1,195	—		6,290
Profit (loss)	6,452	—	(2,990)	(10,254)	(4,477)		(11,269)
Expenditures for assets, net	57,285	—	13,724	42,016	1,047		114,072

(1)	Corporate and unallocated revenues consist of non-hedge and hedge settlements, and non-hedge change in fair value of derivatives.

WESTPORT RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	For the Three Months Ended June 30,

				Gulf of	Corporate &
	Northern	Western	Southern	Mexico	Unallocated		Consolidated

	(In thousands)
2003
Revenues	$46,058	$32,263	$70,032	$54,811	$(22,537	)(1)	$180,627
DD&A	9,993	6,344	23,857	26,680	162		67,036
Impairment of proved properties	106	—	188	683	—		977
Impairment of unproved properties	1,380	—	693	9,620	—		11,693
Profit (loss)	19,816	17,204	23,830	304	(24,855)		36,299
Expenditures for assets, net	7,867	20,386	16,093	21,514	389		66,249
2002
Revenues	$33,007	$—	$40,112	$38,021	$191	(1)	$111,331
DD&A	11,432	—	18,519	21,722	118		51,791
Impairment of unproved properties	3,002	—	2,093	236	—		5,331
Profit	5,514	—	3,233	357	1,746		10,850
Expenditures for assets, net	10,091	—	4,719	23,575	682		39,067

(1)	Corporate and unallocated revenues consist of non-hedge and hedge settlements, and non-hedge change in fair value of derivatives

9.	Subsequent Event

Revolving Credit Facility

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

8 1/4% Senior Subordinated Notes Due 2011

      Pursuant to the registration rights agreement relating to the 8 1/4% Senior Subordinated Notes Due 2011 issued on April 3, 2003, the Company agreed, among other things, to file an exchange offer registration statement and have such registration statement declared effective by the SEC by not later than September 30, 2003. The Company filed the exchange offer registration statement relating to the 2003 Notes on June 4, 2003, as amended on September 12, 2003. On November 1, 2003, the Company paid additional interest of 0.5% per annum on the 2003 notes, which accrued from October 1, 2003, and will continue to pay such additional interest, accruing from November 1, 2003 until such time as the SEC declares the registration statement relating to such notes effective and the Company consummates the exchange offer contemplated therein.

10.	Condensed Consolidated Financial Statements of Subsidiary Guarantors

      On April 3, 2003 the Company issued $125 million of its 8 1/4% Senior Subordinated Notes Due 2011. These notes were issued as additional debt securities under an indenture, pursuant to which, on

WESTPORT RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

	(In thousands)

	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$12,400	$53,465	$—	$65,865
Accounts receivable, net	17,447	64,073	—	81,520
Intercompany receivable	1,331,639	—	(1,331,639)	—
Derivative assets	8,401	—	—	8,401
Prepaid expenses	5,312	9,459	—	14,771

Total current assets	1,375,199	126,997	(1,331,639)	170,557

Property and equipment, at cost:
Oil and natural gas properties, successful efforts method:
Proved properties	382,988	1,886,552	—	2,269,540
Unproved properties	22,291	72,653	—	94,944
Field services assets	—	39,198	—	39,198
Building and other office furniture and equipment	673	9,601	—	10,274

	405,952	2,008,004	—	2,413,956
Less accumulated depletion, depreciation and amortization	(166,279)	(431,432)	—	(597,711)

Net property and equipment	239,673	1,576,572	—	1,816,245

Other assets:
Long-term derivative assets	17,792	—	—	17,792
Goodwill	—	244,647	—	244,647
Other assets	19,697	—	—	19,697

Total other assets	37,489	244,647	—	282,136

Total assets	$1,652,361	$1,948,216	$(1,331,639)	$2,268,938

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$8,809	$39,763	$—	$48,572
Accrued expenses	19,544	21,940	—	41,484
Ad valorem taxes payable	18	15,199	—	15,217
Intercompany payable	—	1,331,639	(1,331,639)	—
Derivative liabilities	98,173	—	—	98,173
Income taxes payable	—	83	—	83
Other current liabilities	3,974	3,986	—	7,960

Total current liabilities	130,518	1,412,610	(1,331,639)	211,489
Long-term debt	731,879	—	—	731,879
Deferred income taxes	(71,196)	185,868	—	114,672
Long-term derivative liabilities	42,632	—	—	42,632
Other liabilities	15,622	34,521	—	50,143

Total liabilities	849,455	1,632,999	(1,331,639)	1,150,815

Stockholders’ equity:
Preferred stock	29	—	—	29
Common stock	672	3	(3)	672
Additional paid-in capital	956,875	199,153	3	1,156,031
Treasury stock	(512)	—	—	(512)
Retained earnings	(83,753)	116,222	—	32,469
Accumulated other comprehensive income	(70,405)	(161)	—	(70,566)

Total stockholders’ equity	802,906	315,217	—	1,118,123

Total liabilities and stockholders’ equity	$1,652,361	$1,948,216	$(1,331,639)	$2,268,938

WESTPORT RESOURCES CORPORATION

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Six Months Ended June 30, 2003

	Parent	Subsidiary
	Company	Guarantors	Eliminations	Consolidated

	(In thousands)

	(Unaudited)
Operating revenues:
Oil and natural gas sales	$87,740	$326,263	$—	$414,003
Hedge settlements	(63,885)	—	—	(63,885)
Gathering and marketing income	—	1,992	—	1,992
Non-hedge settlements	723	—	—	723
Non-hedge change in fair value of derivatives	3,222	—	—	3,222
Loss on sale of operating assets, net	3	6,463	—	6,466

Net revenues	27,803	334,718	—	362,521

Operating costs and expenses:
Lease operating expense	6,315	46,053	—	52,368
Production taxes	1	24,421	—	24,422
Transportation costs	211	7,167	—	7,378
Gathering and marketing expense	—	1,648	—	1,648
Exploration	14,988	10,683	—	25,671
Depletion, depreciation and amortization	40,083	88,018	—	128,101
Impairment of proved properties	—	977	—	977
Impairment of unproved properties	9,508	5,665	—	15,173
Stock compensation expense	2,150	—	—	2,150
General and administrative	3,775	10,996	—	14,771

Total operating expenses	77,031	195,628	—	272,659

Operating income (loss)	(49,228)	139,090	—	89,862

Other income (expense):
Interest expense	(29,399)	(1)	—	(29,400)
Interest income	162	219	—	381
Loss on debt retirement	(920)	—	—	(920)
Other	41	292	—	333

Income (loss) before income taxes	(79,344)	139,600	—	60,256

Provision for income taxes:
Deferred	28,961	(50,954)	—	(21,993)

Total provision for income taxes	28,961	(50,954)	—	(21,993)

Net income before cumulative change in accounting principle	(50,383)	88,646	—	38,263

Preferred stock dividends	(2,382)	—	—	(2,382)

Cumulative effect of change in accounting principle	1,765	(5,179)	—	(3,414)

Net income available to common stockholders	$(51,000)	$83,467	$—	$32,467

WESTPORT RESOURCES CORPORATION

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Six Months Ended June 30, 2003

	Parent	Subsidiary
	Company	Guarantors	Eliminations	Consolidated

	(In thousands)

	(Unaudited)
Cash flows from operating activities:
Net income (loss)	$(48,618)	$83,467	$—	$34,849
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depletion, depreciation and amortization	40,083	88,018	—	128,101
Exploration dry hole costs	8,243	6,685	—	14,928
Impairment of proved properties	—	977	—	977
Impairment of unproved properties	9,508	5,665	—	15,173
Deferred income taxes	(28,961)	50,954	—	21,993
Director retainers settled for stock	11	—	—	11
Stock compensation expense	2,150	—	—	2,150
Change in fair value of derivatives	3,514	—	—	3,514
Amortization of derivative liabilities	(9,625)	—	—	(9,625)
Amortization of deferred financing fees	548	—	—	548
Loss on sale of operating assets, net	(3)	(6,463)	—	(6,466)
Cumulative change in accounting principal, net of tax	(1,765)	5,179	—	3,414
Changes in asset and liabilities, net of effects of acquisitions:
Decrease (increase) in accounts receivable	10,434	(25,857)	—	(15,423)
Decrease (increase) in prepaid expenses	2,608	(3,647)	—	(1,039)
Increase (decrease) in accounts payable	(6,492)	3,981	—	(2,511)
Increase in ad valorem taxes payable	20	6,208	—	6,228
Decrease in income taxes payable	—	(3)	—	(3)
Increase (decrease) in accrued expenses	2,255	(2,196)	—	59
Decrease in other liabilities	(9)	(453)	—	(462)

Net cash provided by (used in) operating activities	(16,099)	212,515	—	196,416

Cash flows from investing activities:
Additions to property and equipment	(43,315)	(72,311)	—	(115,626)
Proceeds from sales of assets	3	13,278	—	13,281
Increase in intercompany receivable	—	(143,754)	143,754	—
Acquisitions of oil and gas properties	—	3,557	—	3,557
Other	—	—	—	—

Net cash provided by (used in) investing activities	(43,312)	(199,230)	143,754	(98,788)

Cash flows from financing activities:
Proceeds from issuance of common stock	3,530	—	—	3,530
Repurchase of common stock	(43)	—	—	(43)
Proceeds from issuance of long-term debt	151,875	—	—	151,875
Repayment of long term debt	(226,311)	—	—	(226,311)
Preferred stock dividends paid	(2,381)	—	—	(2,381)
Loss on retirement of debt	(920)	—	—	(920)
Financing fees	(274)	—	—	(274)
Increase in intercompany payable	143,754	—	(143,754)	—

Net cash provided by (used in) financing activities	69,230	—	(143,754)	(74,524)

Net increase in cash and cash equivalents	9,819	13,285	—	23,104
Cash and cash equivalents, beginning of period	2,581	40,180	—	42,761

Cash and cash equivalents, end of period	$12,400	$53,465	$—	$65,865

WESTPORT RESOURCES CORPORATION

CONDENSED CONSOLIDATING BALANCE SHEET

December 31, 2002

	Parent	Subsidiary
	Company	Guarantors	Eliminations	Consolidated

	(In thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$2,581	$40,180	$—	$42,761
Accounts receivable, net	27,880	45,669	—	73,549
Intercompany receivable	1,475,393	—	(1,475,393)	—
Derivative assets	14,861	—	—	14,861
Prepaid expenses	7,922	5,436	—	13,358

Total current assets	1,528,637	91,285	(1,475,393)	144,529

Property and equipment, at cost:
Oil and natural gas properties, successful efforts method:
Proved properties	339,947	1,798,524	—	2,138,471
Unproved properties	29,252	75,178	—	104,430
Field services assets	—	39,185	—	39,185
Building and other office furniture and equipment	620	9,066	—	9,686

	369,819	1,921,953	—	2,291,772
Less accumulated depletion, depreciation and amortization	(131,946)	(353,383)	—	(485,329)

Net property and equipment	237,873	1,568,570	—	1,806,443

Other assets:
Long-term derivative assets	14,824	—	—	14,824
Goodwill	—	246,712	—	246,712
Other assets	21,033	—	—	21,033

Total other assets	35,857	246,712	—	282,569

Total assets	$1,802,367	$1,906,567	$(1,475,393)	$2,233,541

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$15,301	$35,857	$—	$51,158
Accrued expenses	23,354	15,855	—	39,209
Ad valorem taxes payable	(2)	8,990	—	8,988
Intercompany payable	—	1,475,393	(1,475,393)	—
Derivative liabilities	56,156	—	—	56,156
Income taxes payable	—	86	—	86
Other current liabilities	—	—	—	—

Total current liabilities	94,809	1,536,181	(1,475,393)	155,597
Long-term debt	799,358	—	—	799,358
Deferred income taxes	(13,361)	137,891	—	124,530
Long-term derivative liabilities	21,305	—	—	21,305
Other liabilities	—	745	—	745

Total liabilities	902,111	1,674,817	(1,475,393)	1,101,535

Stockholders’ equity:
Preferred stock	29	—	—	29
Common stock	668	3	(3)	668
Additional paid-in capital	951,189	199,153	3	1,150,345
Treasury stock	(469)	—	—	(469)
Retained earnings	(32,753)	32,755	—	2
Accumulated other comprehensive income	(18,408)	(161)	—	(18,569)

Total stockholders’ equity	900,256	231,750	—	1,132,006

Total liabilities and stockholders’ equity	$1,802,367	$1,906,567	$(1,475,393)	$2,233,541

WESTPORT RESOURCES CORPORATION

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Six Months Ended June 30, 2002

	Parent	Subsidiary
	Company	Guarantors	Eliminations	Consolidated

	(In thousands)

	(Unaudited)
Operating revenues:
Oil and natural gas sales	$31,142	$158,047	$—	$189,189
Hedge settlements	3,358	—	—	3,358
Non-hedge settlements	822	—	—	822
Non-hedge change in fair value of derivatives	(8,222)	—	—	(8,222)
Loss on sale of operating assets, net	—	(1,868)	—	(1,868)

Net revenues	27,100	156,179	—	183,279

Operating costs and expenses:
Lease operating expense	6,134	37,770	—	43,904
Production taxes	3	11,633	—	11,636
Transportation costs	22	3,751	—	3,773
Exploration	11,428	6,614	—	18,042
Depletion, depreciation and amortization	20,920	78,460	—	99,380
Impairment of unproved properties	236	6,054	—	6,290
Stock compensation expense	94	—	—	94
General and administrative	3,132	8,297	—	11,429

Total operating expenses	41,969	152,579	—	194,548

Operating income	(14,869)	3,600	—	(11,269)
Other income (expense):
Interest expense	(16,121)	(228)	—	(16,349)
Interest income	66	135	—	201
Change in fair value of interest rate swap	—	226	—	226
Other	466	(145)	—	321

Income before income taxes	(30,458)	3,588	—	(26,870)

Provision for income taxes:
Current	—	—	—	—
Deferred	11,117	(1,310)	—	9,807

Total provision for income taxes	11,117	(1,310)	—	9,807

Net income	(19,341)	2,278	—	(17,063)

Preferred stock dividends	(2,381)	—	—	(2,381)

Net loss available to common stock	$(21,722)	$2,278	$—	$(19,444)

WESTPORT RESOURCES CORPORATION

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Six Months Ended June 30, 2002

	Parent	Subsidiary
	Company	Guarantors	Eliminations	Consolidated

	(In thousands)

	(Unaudited)
Cash flows from operating activities:
Net income (loss)	$(19,341)	$2,278	$—	$(17,063)
Adjustments to reconcile net income to net cash provided by operating activities:
Depletion, depreciation and amortization	20,920	78,460	—	99,380
Exploration dry hole costs	4,613	5,182	—	9,795
Impairment of unproved properties	236	6,054	—	6,290
Deferred income taxes	(11,117)	1,310	—	(9,807)
Director retainers settled for stock	20	—	—	20
Stock compensation expense	94	—	—	94
Change in fair value of derivatives	7,996	—	—	7,996
Amortization of derivative liabilities	(5,018)	—	—	(5,018)
Amortization of financing fees	540	—	—	540
Loss on sale of operating assets, net	—	1,868	—	1,868
Changes in asset and liabilities, net of effects of Acquisitions:
Decrease (increase) in accounts receivable	(582)	5,605	—	5,023
Increase in prepaid expenses	(802)	(2,190)	—	(2,992)
Decrease in accounts payable	(4,594)	(13,295)	—	(17,889)
Increase in ad valorem taxes payable	1	501	—	502
Decrease in income taxes payable	—	(44)	—	(44)
Increase in accrued expenses	685	1,897	—	2,582
Decrease in other liabilities	—	(446)	—	(446)

Net cash provided by (used in) operating activities	(6,349)	87,180	—	80,831

Cash flows from investing activities:
Additions to property and equipment	(31,459)	(40,310)	—	(71,769)
Proceeds from sale of assets	—	7,790	—	7,790
Increase in intercompany receivable	(16,891)	—	16,891	—
Acquisitions of oil and gas properties	(328)	(41,975)	—	(42,303)
Other	—	(52)	—	(52)

Net cash used in investing activities	(48,678)	(74,547)	16,891	(106,334)

Cash flows from financing activities:
Proceeds from issuance of common stock	1,071	—	—	1,071
Repurchase of common stock	(61)	—	—	(61)
Proceeds from long-term debt	55,000	—	—	55,000
Preferred stock dividend	(2,381)	—	—	(2,381)
Financing fees	(271)	—	—	(271)
Increase in intercompany payable	—	16,891	(16,891)	—

Net cash provided by (used in) financing activities	53,358	16,891	(16,891)	53,358

Net increase in cash and cash equivalents	(1,669)	29,524	—	27,855
Cash and cash equivalents, beginning of period	13,804	13,780	—	27,584

Cash and cash equivalents, end of period	$12,135	$43,304	$—	$55,439

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

	June 30,	December 31,
	2003	2001

INTANGIBLE ASSETS:
Proved leasehold acquisition costs	1,127,762,611	1,089,490,035
Unproved leasehold acquisition costs	94,943,469	104,430,055

Total leasehold acquisition costs	1,222,706,079	1,193,920,090
Less accumulated depletion	(197,839,817)	(168,081,488)

Net leasehold acquisition costs	1,024,866,262	1,025,838,602

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

Results of Operations

      The following table sets forth certain operational data for the periods presented:

Summary Data

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,

	2003	2002	2003	2002

	(In thousands)
Production
Oil (Mbbls)	1,941	2,092	3,987	3,897
Natural gas (Mmcf)	29,235	20,551	56,554	40,628
Mmcfe	40,881	33,103	80,476	64,010
Average Daily Production
Oil (Mbbls/d)	21.3	23.0	22.0	21.5
Natural gas (Mmcf/d)	321.3	225.8	312.5	224.5
Mmcfe/d	449.2	363.8	444.6	353.6
Average Prices
Oil (per bbl)	$26.90	$23.88	$29.33	$21.30
Natural gas (per Mcf)	4.90	3.07	5.25	2.62
Price (per Mcfe)	4.78	3.41	5.14	2.97
Hedging effect (per bbl)	(1.95)	0.05	(3.54)	0.47
Hedging effect (per Mcf)	(0.67)	(0.03)	(0.88)	0.04
Hedging effect (per Mcfe)	(0.57)	(0.02)	(0.79)	0.05
Oil and natural gas sales	$195,584	$113,007	$414,003	$190,019
Lease operating expense	26,032	24,229	52,368	43,904
Per Mcfe	0.64	0.73	0.65	0.69
Production taxes	11,364	5,771	24,422	11,636
Per Mcfe	.28	.17	.30	.18
Transportation costs	3,354	1,951	7,378	3,773
Per Mcfe	.08	.06	.09	.06
General and administrative costs	7,543	5,495	14,771	11,429
Per Mcfe	0.18	0.17	0.18	0.18
Depletion, depreciation and amortization	67,036	51,791	128,101	99,380
Per Mcfe	1.64	1.56	1.59	1.55

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

      Oil and natural gas revenues for the six months ended June 30, 2003 increased by $224.8 million, or 119%, from $189.2 million to $414.0 million, compared to the six months ended June 30, 2002. Production from the acquired El Paso, Southeast Texas and Williston Basin properties accounted for $98.9 million of the increase. The majority of the remaining increase in oil and natural gas revenues was due to increases of 38% and 99% in realized oil and natural gas prices, respectively, excluding the effects of hedging. Production volumes increased by 16.5 Bcfe, or 26%, from 64.0 Bcfe for the six months ended June 30, 2002 to 80.5 Bcfe for the six months ended June 30, 2003. Acquired El Paso, Southeast Texas and Williston Basin properties accounted for 19.5 Bcfe of the increase. Production volumes also increased due to drilling activity since June 30, 2002, which were offset by oil and natural gas production declines. Hedging transactions decreased oil and natural gas revenues by $63.9 million, or $0.79 per Mcfe, for the six months ended June 30, 2003, and increased oil and natural gas revenues by $3.4 million, or $0.05 per Mcfe, for the six months ended June 30, 2002.

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

      Transportation costs for the six months ended June 30, 2003 increased by $3.6 million, or 96%, from $3.8 million to $7.4 million, compared to the six months ended June 30, 2002. The acquired El Paso properties accounted for an increase of $2.7 million.

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

      As of June 30, 2003, we had no outstanding borrowings and letters of credit of approximately $104.5 million outstanding under the Revolving Credit Facility. Available unused borrowing capacity was approximately $365.5 million. The letters of credit were issued primarily in connection with the margin requirements of our oil and natural gas derivative contracts. Prior to the October 15, 2003 amendment, the Revolving Credit Facility limited the outstanding letters of credit to $200 million. As of October 15, 2003, the Revolving Credit Facility no longer imposes a limit on the outstanding letters of credit, provided that the amount of the letters of credit outstanding on any date does not exceed the lesser of the aggregate commitments under the Revolving Credit Facility and the borrowing base then in effect, or if the borrowing base is not in effect on such date, the aggregate commitments under the Revolving Credit Facility. At October 15, 2003 we had no outstanding indebtedness and letters of credit of approximately $58.4 million.

      The October 15, 2003 amendment increased our borrowing base from $470 million to $500 million. The amendment also increased the basket allowed for purposes of providing cash collateral from $10 million to $20 million and deleted the requirement to file liens on properties if not rated BB+ and Ba1 at December 31, 2003.

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

Special Note Regarding Forward-Looking Statements

      Our disclosure and analysis in this report, including information incorporated by reference, includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or Securities Act, Section 21E of the Securities Exchange Act of 1934, as amended, or Exchange Act, and the Private Securities Litigation Reform Act of 1995, that are subject to risks and uncertainties. Forward-

looking statements give our current expectations and projections relating to the financial condition, results of operations, plans, objectives, future performance and business of Westport and its subsidiaries. You can identify these statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe” and other words and expressions of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events. All statements other than statements of historical facts included in this report that address activities, events or developments that we expect, believe or anticipate will or may occur in the future are forward-looking statements and include, among other things, statements relating to:

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

      (a) The Company held its Annual Meeting of Stockholders on May 22, 2003.

      (b) Robert A. Haas, David L. Porges and Donald D. Wolf were elected to continue to serve as Class 2 directors of the Company.

      (c) Two proposals were approved by stockholders at the Annual Meeting, with the following vote tabulation:

Proposal No. 1 — Election of Directors.

Director	For	Withheld

Robert A. Haas	57,273,288	1,156,877
David L. Porges	57,272,288	1,157,877
Donald D. Wolf	57,273,288	1,156,877

Proposal No. 2 — To ratify the appointment of KPMG LLP as independent public accountant of the Company for the fiscal year ending December 31, 2003.

FOR	AGAINST	ABSTAIN

57,919,371	494,815	15,979

Item 5.	Other Information.

      None.

Item 6.	Exhibits and Reports on Form 8-K.

      (a) Exhibits. The following exhibits are filed as part of this Form 10-Q with the Securities and Exchange Commission:

2.1		Agreement and Plan of Merger, dated as of March 9, 2000, by and among Westport Oil and Gas Company, Inc., Westport Energy Corporation, Equitable Production Company, Equitable Production (Gulf) Company and EPGC Merger Sub Corporation (incorporated by reference to Exhibit 2.1 to the registration statement on Form S-1 (Registration No. 333-40422), filed on June 29, 2000).
2.2		Agreement and Plan of Merger, dated as of June 8, 2001, by and among Belco Oil & Gas Corp. and Westport Resources Corporation (incorporated by reference to Exhibit 2.1 to the registration statement on Form S-4/A (Registration No. 333-64320), filed on July 24, 2001).
3.1		Amended Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the registration statement on Form 8-A/A, filed on August 31, 2001).
3.2		Certificate of Amendment to Amended Articles of Incorporation of the Company, dated March 5, 2003 (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2003, filed on May 8, 2003).
3.3		Third Amended and Restated Bylaws of the Company, effective as of October 1, 2003 (incorporated by reference to Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2003).
4.1		Specimen Certificate for shares of Common Stock of the Company (incorporated by reference to Exhibit 4.1 to the registration statement on Form 8-A/A, filed on August 31, 2001).
4.2		Specimen Certificate for shares of 6 1/2% Convertible Preferred Stock of the Company (incorporated by reference to Exhibit 4 to the registration statement on Form 8-A/A, filed on August 31, 2001).
4.3		Certificate of Designations of 6 1/2% Convertible Preferred Stock, dated March 5, 1998 (incorporated by reference to Exhibit 4.1 to Belco’s Current Report on Form 8-K, filed on March 11, 1998).
4.4		Third Amended and Restated Shareholders Agreement, dated as of February 14, 2003, among the Company, Equitable Resources, Inc., Medicor Foundation, Westport Energy, LLC and certain stockholders named therein (incorporated by reference to Exhibit 4.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, filed on March 10, 2003).
4.5		Termination and Voting Agreement, dated as of October 1, 2003, among the Company, Equitable Resources, Inc., Medicor Foundation, Westport Energy, LLC and certain stockholders named therein (incorporated by reference to Exhibit 4.5 to the Company’s Quarterly Report on Form 10-Q, filed on November 14, 2003).
4.6		Registration Rights Agreement, dated as of October 1, 2003, among the Company, Equitable Resources, Inc., Medicor Foundation, Westport Energy, LLC and certain stockholders named therein (incorporated by reference to Exhibit 4.6 to the Company’s Quarterly Report on Form 10-Q, filed on November 14, 2003).
4.7		Registration Right Agreement, dated as of April 3, 2003, among the Company, subsidiary guarantors party thereto and Lehman Brothers Inc. (incorporated by reference to Exhibit 4.7 to the Company’s registration statement on Form S-4 (File No. 333-105834), filed on June 4, 2003).
4.8		Third Supplemental Indenture, dated as of April 3, 2003, among the Company, subsidiary guarantors party thereto and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.11 to the Company’s registration statement on Form S-4 (File No. 333-105834), filed on June 4, 2003).
**10	.1	Change in Control Severance Protection Agreement, effective as of June 1, 2003, between the Company and Peter M. Mueller.

10.2		First Amendment to Credit Agreement, dated as of October 15, 2003, among the Company, subsidiary guarantors party thereto, JPMorgan Chase Bank, as administrative agent, and certain lenders named therein (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed on November 14, 2003).
*31	.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer of the Company.
*31	.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer of the Company.
*32	.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer of the Company.
*32	.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer of the Company.

*	Filed herewith.

**	Previously filed.

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

WESTPORT RESOURCES CORPORATION

Date: February 5, 2004	By: /s/ DONALD D. WOLF Name: Donald D. Wolf Title: Chairman of the Board and Chief Executive Officer

Date: February 5, 2004	By: /s/ LON MCCAIN Name: Lon McCain Title: Vice President, Chief Financial Officer and Treasurer

EXHIBIT INDEX

No. of
Exhibit		Description

2.1		Agreement and Plan of Merger, dated as of March 9, 2000, by and among Westport Oil and Gas Company, Inc., Westport Energy Corporation, Equitable Production Company, Equitable Production (Gulf) Company and EPGC Merger Sub Corporation (incorporated by reference to Exhibit 2.1 to the registration statement on Form S-1 (Registration No. 333-40422), filed on June 29, 2000).
2.2		Agreement and Plan of Merger, dated as of June 8, 2001, by and among Belco Oil & Gas Corp. and Westport Resources Corporation (incorporated by reference to Exhibit 2.1 to the registration statement on Form S-4/A (Registration No. 333-64320), filed on July 24, 2001).
3.1		Amended Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the registration statement on Form 8-A/A, filed on August 31, 2001).
3.2		Certificate of Amendment to Amended Articles of Incorporation of the Company, dated March 5, 2003 (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2003, filed on May 8, 2003).
3.3		Third Amended and Restated Bylaws of the Company, effective as of October 1, 2003 (incorporated by reference to Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2003).
4.1		Specimen Certificate for shares of Common Stock of the Company (incorporated by reference to Exhibit 4.1 to the registration statement on Form 8-A/A, filed on August 31, 2001).
4.2		Specimen Certificate for shares of 6 1/2% Convertible Preferred Stock of the Company (incorporated by reference to Exhibit 4 to the registration statement on Form 8-A/A, filed on August 31, 2001).
4.3		Certificate of Designations of 6 1/2% Convertible Preferred Stock, dated March 5, 1998 (incorporated by reference to Exhibit 4.1 to Belco’s Current Report on Form 8-K, filed on March 11, 1998).
4.4		Third Amended and Restated Shareholders Agreement, dated as of February 14, 2003, among the Company, Equitable Resources, Inc., Medicor Foundation, Westport Energy, LLC and certain stockholders named therein (incorporated by reference to Exhibit 4.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, filed on March 10, 2003).
4.5		Termination and Voting Agreement, dated as of October 1, 2003, among the Company, Equitable Resources, Inc., Medicor Foundation, Westport Energy, LLC and certain stockholders named therein (incorporated by reference to Exhibit 4.5 to the Company’s Quarterly Report on Form 10-Q, filed on November 14, 2003).
4.6		Registration Rights Agreement, dated as of October 1, 2003, among the Company, Equitable Resources, Inc., Medicor Foundation, Westport Energy, LLC and certain stockholders named therein (incorporated by reference to Exhibit 4.6 to the Company’s Quarterly Report on Form 10-Q, filed on November 14, 2003).
4.7		Registration Right Agreement, dated as of April 3, 2003, among the Company, subsidiary guarantors party thereto and Lehman Brothers Inc. (incorporated by reference to Exhibit 4.7 to the Company’s registration statement on Form S-4 (File No. 333-105834), filed on June 4, 2003).
4.8		Third Supplemental Indenture, dated as of April 3, 2003, among the Company, subsidiary guarantors party thereto and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.11 to the Company’s registration statement on Form S-4 (File No. 333-105834), filed on June 4, 2003).
**10	.1	Change in Control Severance Protection Agreement, effective as of June 1, 2003, between the Company and Peter M. Mueller.
10.2		First Amendment to Credit Agreement, dated as of October 15, 2003, among the Company, subsidiary guarantors party thereto, JPMorgan Chase Bank, as administrative agent, and certain lenders named therein (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed on November 14, 2003).

No. of
Exhibit		Description

*31	.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer of the Company.
*31	.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer of the Company.
*32	.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer of the Company.
*32	.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer of the Company.

*	Filed herewith.

**	Previously filed.