Form 10-K
period 2003-12-31
WESTPORT RESOURCES CORP /NV/
filed 2004-03-05
CIK 889005

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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
(Zip code)

(Registrant’s telephone number including area code):

(303) 573-5404

Securities registered pursuant to Section 12(b) of the Act:

Each Class	Name of Each Exchange on Which Registered

Common Stock, par value $.01 per share	New York Stock Exchange
6 1/2% Convertible Preferred Stock, par value $.01 per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).     Yes ☑          No ☐

      The aggregate market value of the voting and non-voting common stock held by non-affiliates of the Registrant as of June 30, 2003 (the last business day of the Registrant’s most recently completed second fiscal quarter) was approximately $779,556,005. The number of shares of the Registrant’s common stock outstanding as of March 3, 2004, was 67,716,290.

DOCUMENTS INCORPORATED BY REFERENCE

      Parts of the definitive proxy statement for the Registrant’s 2003 annual meeting of stockholders are incorporated by reference into Part III of this Form 10-K.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

      Our disclosure and analysis in this report, including information incorporated by reference, includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or Securities Act, Section 21E of the Securities Exchange Act of 1934, as amended, or Exchange Act, and the Private Securities Litigation Reform Act of 1995, that are subject to risks and uncertainties. Forward-looking statements give our current expectations and projections relating to our December 18, 2003 acquisition of South Texas properties and the financial condition, results of operations, plans, objectives, future performance and business of Westport Resources Corporation and its subsidiaries. You can identify these statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe” and other words and expressions of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events. All statements other than statements of historical facts included in this report that address activities, events or developments that we expect, believe or anticipate will or may occur in the future are forward-looking statements including, among other things, statements relating to:

•	amount, nature and timing of capital expenditures;

•	projected drilling of wells;

•	timing and amount of future production of oil and natural gas;

•	operating costs and other expenses;

•	cash flow, anticipated liquidity and prospects for growth;

•	estimates of proved reserves and exploitation and exploration opportunities; and

•	marketing of oil and natural gas.

      These forward-looking statements are based on our expectations and beliefs concerning future events affecting us and are subject to uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control. Although we believe that the expectations reflected in our forward-looking statements are reasonable, we do not know whether our expectations will prove correct. Any or all of our forward-looking statements in this report may turn out to be wrong. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Many factors mentioned in our discussion in this report, including the risks outlined under “Risk Factors,” will be important in determining future results. Actual future results may vary materially. Because of these factors, we caution that investors should not place undue reliance on any of our forward-looking statements. Further, any forward-looking statement speaks only as of the date on which it is made, and except as required by law we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which it is made or to reflect the occurrence of anticipated or unanticipated events or circumstances.

PART I

ITEM 1.	BUSINESS

About Westport

      Unless otherwise indicated or the context otherwise requires, all references in this report to “Westport,” the “Company,” “us,” “our,” or “we” are to Westport Resources Corporation, a Nevada corporation, and its consolidated subsidiaries. We have provided definitions for some of the oil and natural gas industry terms used in this report in the “Glossary of Oil and Natural Gas Terms” beginning on page 23.

      We are an independent energy company engaged in oil and natural gas production, exploitation, acquisition and exploration activities primarily in the United States. Based upon publicly reported production levels during the fourth quarter of 2003, we are among the 20 largest domestic independent exploration and production companies. Our reserves and operations are concentrated in the following divisions: Northern, comprised primarily of properties in North Dakota and Wyoming; Western, comprised of properties in Utah; Southern, comprised primarily of properties in Oklahoma, Texas and Louisiana; and Gulf of Mexico, which includes our offshore properties. We focus on maintaining a balanced portfolio of lower-risk, long-lived primarily onshore reserves and higher-margin shorter lived Gulf Coast and Gulf of Mexico reserves to provide a diversified cash flow foundation for our exploitation, acquisition and exploration activities.

      On December 18, 2003, we closed, effective as of December 1, 2003, an acquisition of producing properties, undeveloped leasehold, seismic data, exploration projects and other assets in South Texas, also referred to as the South Texas Acquisition, for approximately $341.7 million. The acquired assets complement a growing core area for us in South Texas. The South Texas Acquisition increased our reserves by approximately 13%, raised our production by approximately 15% and replaced approximately 125% of our 2003 production. Approximately 97% of the acquired proved reserves are natural gas and 61% are proved developed. We have identified additional exploitation and exploration potential on the 90,358 net acres of acquired leasehold. The South Texas Acquisition was funded from existing cash and borrowings under our revolving credit facility.

      Over the last several years acquisitions, subsequent exploitation and exploration activity have fueled the growth of our reserves, production and cash flow. From December 31, 1997 to December 31, 2003, primarily as a result of these investments, we increased our estimated proved reserves from 197 Bcfe to 1,781 Bcfe, and our average daily production increased from 66 Mmcfe/d to 455 Mmcfed/d, yielding compound annual growth rates of approximately 44% and 38% respectively. Our reserve to production ratio increased to approximately 10 years at year-end 2003.

      Notwithstanding our rapid growth, we have maintained a disciplined approach to the control of costs. Over the six-year period ending December 31, 2003, we have reduced our per unit cost structure from $1.32 per Mcfe to $1.14 per Mcfe for the aggregate of lease operating expenses, transportation costs, production taxes and general and administrative costs. We have accomplished this while maintaining a strong balance sheet and significant financial flexibility.

      We believe that our exploitation and exploration inventory and our acquisition expertise, together with our operating experience and cost structure, provide us with the ability to generate substantial cash flow and position us for future growth. We operate approximately 77% of the net present value of our reserves, allowing us to better manage expenses, capital allocation and the decision-making processes related to all aspects of exploitation and exploration activities. For the year ended December 31, 2003, we generated oil and natural gas sales of $814 million. Our capital expenditures for 2003 were approximately $298 million (including $17.0 million of expensed geological and geophysical costs), which does not include acquisitions. We expect that our total 2004 capital budget, excluding acquisitions, will be approximately $370 million, 73% of which has been allocated to exploitation. We anticipate drilling between 400 and 450 wells during 2004.

      As of December 31, 2003, our estimated proved reserves of 1,781 Bcfe had a pre-tax net present value, discounted at 10%, of approximately $3.5 billion based on year end New York Mercantile Exchange, or NYMEX, prices of $32.55 per barrel of oil and $5.83 per Mmbtu of natural gas. Approximately 65% of our reserves were classified as proved developed as of December 31, 2003. The following table sets forth the volume and net present value of our estimated proved reserves as of December 31, 2003 and a summary of our fourth quarter 2003 production by division:

			At December 31, 2003

							Net Present Value
	Quarter Ended		Proved Reserve Quantities				Before Income
	December 31, 2003						Taxes(2)
	Average Net Daily
	Production				Natural Gas
			Crude Oil	Natural Gas	Liquids	Total	Amount
Division	Mmcfe/d	Percent	(Mmbbl)	(Bcf)	(Mmbbl)	(Bcfe)(1)	(Millions)	Percent

Northern	104.0	22.1%	29.6	153.7	—	331.5	$580.5	16.6%
Western(2)	83.8	17.8	0.7	654.5	—	658.4	873.7	25.1
Southern(3)	162.0	34.3	33.0	449.8	0.1	648.5	1,511.8	43.4
Gulf of Mexico	121.6	25.8	6.9	91.9	1.5	142.4	519.6	14.9

Total	471.4	100.0%	70.2	1,349.9	1.6	1,780.8	$3,485.6	100.0%

(1)	Mmbbls converted to Bcfe at a six to one conversion.

(2)	Excludes value attributable to the gathering and compression assets of Westport Field Services, LLC, one of our subsidiaries.

(3)	Includes production from the South Texas properties from December 19, 2003 through December 31, 2003.

Our Strategy

      Our strategy is to grow our reserve base and production, maintain our diversified risk profile and expand our investment opportunities primarily by executing on lower-risk exploitation projects and acquisitions. Although our emphasis is on exploitation and acquisition activities, we will continue drilling potentially higher-impact exploration prospects, thereby balancing risks while maintaining significant potential for growth. To accomplish this strategy, we will:

•	enhance our exploitation activity by allocating approximately 75% of our capital budget to exploitation to increase production and enhance our reserve base;

•	continue our acquisition activity to achieve greater immediate cash flow and expand our exploitation inventory;

•	continue to generate and drill an extensive prospect inventory by applying current technology and leveraging our significant operational capabilities and acreage inventory; and

•	maintain financial flexibility and a conservative capital structure through prudent financial and hedging activities.

Company History

      Westport was formed by the April 7, 2000 merger of Westport Oil and Gas Company, Inc., which we refer to as Westport Oil and Gas, and Equitable Production (Gulf) Company, which we refer to as EPGC, an indirect, wholly owned subsidiary of Equitable Resources, Inc. As a result of the merger, Westport Oil and Gas became a wholly owned subsidiary of EPGC, which subsequently changed its name to Westport Resources Corporation, and the stockholders of Westport Oil and Gas became the majority stockholders of EPGC. The senior management team of Westport Oil and Gas became the management team for the combined company, complemented by certain key managers from EPGC. The April 2000 merger was accounted for using purchase accounting with Westport Oil and Gas as the surviving accounting entity. Westport began consolidating the results of EPGC with the results of Westport Oil and Gas as of the April 7, 2000 closing date.

      On August 21, 2001, the stockholders of Belco Oil and Gas Corp., or Belco, approved an agreement and plan of merger, dated as of June 8, 2001, between Belco and Westport. Pursuant to this agreement, Westport was merged with and into Belco, with Belco surviving and changing its name to Westport Resources Corporation. The 2001 merger was accounted for as a purchase transaction for financial accounting purposes with Westport as the surviving accounting entity. Westport began consolidating the results of Belco with its results as of the August 21, 2001 closing date.

      We are incorporated under the laws of the State of Nevada. Our principal offices are located at 1670 Broadway Street, Suite 2800, Denver, Colorado 80202. Our telephone number is (303) 573-5404, and our web site can be found at www.westportresourcescorp.com.

Purchasers and Marketing

      Our oil and natural gas production is principally sold to marketers and other purchasers having access to nearby pipeline facilities or is transported under our transportation agreements to expand our marketing opportunities. In areas where there is no practical access to pipelines, oil is trucked to storage facilities. Our marketing of oil and natural gas can be affected by factors beyond our control, the effects of which cannot be accurately predicted. For 2003, our largest purchaser was Duke Energy, which accounted for 14% of our oil and natural gas sales. No other purchasers accounted for more than 10% of our oil and natural gas sales. We do not believe that the loss of any of our purchasers, including Duke Energy, would have a material adverse effect on our business or operations.

      We periodically enter into commodity derivative contracts (future contracts, swaps or options) in order to (i) reduce the effect of the volatility of price changes on the commodities we produce and sell, (ii) support our annual capital budgeting and expenditure plans and (iii) lock in prices to protect the economics related to certain capital projects. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation” for a description of our hedging activities, “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” and Note 3 of the Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data” for information concerning the impact to revenues during 2003, 2002 and 2001 from our commodity derivative activities, our open derivative positions and related prices.

Seasonality

      Demand for natural gas has historically been seasonal, with peak demand and typically higher prices occurring during the colder winter months.

Competition

      We compete with major and independent oil and natural gas companies. Because oil and natural gas are commodities that are sold by hundreds of competitors, we cannot identify with certainty which of our competitors are material competitors. Some of our competitors have substantially greater financial and other resources than we do. In addition, larger competitors may be able to absorb the burden of any changes in Federal, state and local laws and regulations more easily than we can, which would adversely affect our competitive position. Our competitors may be able to pay more for exploratory prospects and producing oil and natural gas properties and may be able to define, evaluate, bid for and purchase a greater number of properties and prospects than we can. Further, these companies may enjoy technological advantages and may be able to implement new technologies more rapidly than we can. Our ability to explore for oil and natural gas prospects and to acquire additional properties in the future will depend upon our ability to conduct operations, to evaluate and select suitable properties, implement advanced technologies and to consummate transactions in this highly competitive environment.

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

      In subsequent action, the FERC issued Order No. 637 and a series of related orders, which are intended to institute incremental reforms to the Order No. 636 regulatory model. The FERC’s stated purpose in Order No. 637 is to “improve the efficiency of the market and to provide captive customers with the opportunity to reduce their cost of holding long-term pipeline capacity while continuing to protect against the exercise of market power.” Order No. 637, among other things, (i) authorizes pipelines to implement peak and off-peak rates for short-term services and term-differentiated rates, (ii) requires pipelines to offer enhanced imbalance management services and to implement netting and trading of transportation imbalances, (iii) limits the use of pipeline penalties, and (iv) provides increased transparency through enhanced posting of transactional information on pipelines’ websites. Order No. 637 was implemented through compliance filings by pipelines, on which shippers were afforded the opportunity to comment. The FERC has now issued a number of orders in pipeline compliance proceedings, resolving most of the issues raised by the compliance filings. Pipeline interests and other parties challenged certain aspects of Order No. 637 on judicial review. In a decision issued in 2002, the U.S. Court of Appeals for the District of Columbia Circuit upheld almost all material aspects of Order No. 637.

      The Outer Continental Shelf Lands Act, or OCSLA, requires that all pipelines operating on or across the Outer Continental Shelf, or OCS, provide open-access, nondiscriminatory service. In mid-2000, the FERC issued Order Nos. 639 and 639-A, imposing reporting requirements on natural gas pipelines operating on the OCS that are not subject to regulation under the NGA. The stated purpose of these reporting requirements was to provide transparency for shippers on OCS natural gas pipelines in order to aid in detecting discriminatory conduct. Pipeline interests challenged the reporting requirements before the U.S. District Court for the District of Columbia on the ground that Congress did not delegate rulemaking authority to the FERC to implement the nondiscrimination requirement in Section 5(f) of the OCSLA. In January 2002, the District Court ruled in the pipelines’ favor, entering a permanent injunction against the OCS pipeline reporting requirements. The D.C. Circuit affirmed the District Court’s order in October 2003. As a result, further implementation and enforcement of the nondiscrimination requirement in Section 5(f) of the OCSLA will fall on the Minerals Management Service of the U.S. Department of Interior. At this juncture, the Minerals Management Service has taken no action to indicate how it will implement and enforce Section 5(f) of OCSLA.

      Commencing in May 1994, the FERC issued a series of orders that, among other matters, slightly broadened the types of facilities that would be found to be non-jurisdictional gathering facilities and reaffirmed that, except in situations in which the gatherer acts in concert with an interstate pipeline affiliate to frustrate the FERC’s transportation policies, it does not have pervasive jurisdiction over natural gas gathering facilities and services, and that such facilities and services located in state jurisdictions are most properly regulated by state authorities. This FERC action may further encourage regulatory scrutiny of natural gas gathering by state agencies. We do not believe that we will be affected by these developments any differently than other natural gas producers, gatherers and marketers.

      Concurrently with the transfer of gathering facilities onshore, a number of interstate pipelines requested authority to have their facilities on the OCS declared a non-jurisdictional gathering. Many of the pipelines on the OCS are large-capacity lines that move up to one Bcf of natural gas per day. Although the jurisdictional test for OCS facilities is somewhat different from the test used onshore, the general trend since 1994 has been toward an increasing number of facilities being viewed as non-jurisdictional gathering by the FERC. A major test case involving the Sea Robin Pipeline system was decided by a panel of the U.S. Court of Appeals for the D.C. Circuit in August 2002. A two-judge majority upheld the FERC’s “central point of aggregation” test for determining jurisdictional status of OCS pipelines. Under that test, the dividing line between non-jurisdictional gathering and jurisdictional transportation is generally identified as being located at the last major fork on the pipeline before it goes onshore. Although producer interests have now sought review of the D.C. Circuit’s decision before the United States Supreme Court, certiorari was denied in October 2003. As a result of the D.C. Circuit’s decision, producers on the OCS could be exposed to higher rates for gathering services over formerly jurisdictional facilities downstream of production platforms.

      In a related development, the FERC addressed a complaint by an OCS natural gas producer in 2002 stemming from the transfer by an interstate pipeline of formerly jurisdictional facilities on the OCS to a non-regulated gathering affiliate. Soon after receiving the facilities, the non-regulated affiliate instituted a three-fold rate increase to certain shippers. In an order issued in September 2002, the FERC determined that the gathering affiliate and the interstate pipeline had acted in concert to frustrate the effective regulation of transportation of natural gas interstate commerce on the pipeline. The FERC reasserted jurisdiction over the gathering affiliate and directed it to institute a prospective reduction in rates to a cost-of-service rate. The FERC’s order is now being challenged on rehearing in the U.S. Court of Appeals for the D.C. Circuit. Because the FERC’s order involves an untested legal theory, it is not possible to predict the extent to which the FERC will be permitted, if at all, to reassert jurisdiction over former jurisdictional facilities that have been found to be used for non-jurisdictional gathering.

      If the FERC ultimately decides that it should regulate fewer OCS facilities under the NGA and such determination is upheld on judicial review, or if it is determined that the FERC’s jurisdiction over crude oil and natural gas transportation on the OCS is more limited than previously asserted, we could face higher transmission costs for our OCS natural gas production and, possibly, reduced access to OCS transmission capacity. If we successfully develop our offshore exploration projects, we expect to own and operate facilities that we believe will be gathering lines. If the FERC should decide to classify lines on the OCS that traditionally have been viewed as gathering lines as jurisdictional transmission lines, our OCS facilities could be subject to regulation as interstate pipelines. However, given the limited scope of such facilities, it is not expected that such regulation would have a material impact on our business or operations.

      Additional proposals and proceedings that might affect the natural gas industry are pending before Congress, the FERC and the courts. The natural gas industry historically has been heavily regulated; therefore, we can offer you no assurance that the less stringent regulatory approach recently pursued by the FERC and Congress will continue.

      Federal and Tribal Leases. A substantial portion of our operations are located on Federal oil and natural gas leases, which are administered by the Bureau of Land Management (onshore) and Minerals Management Service (offshore) of the U.S. Department of the Interior and other agencies. Such leases are issued through competitive bidding, contain relatively standardized terms and require compliance with detailed Bureau of Land Management and Minerals Management Service regulations and orders pursuant to the Mineral Lands Leasing Act, OCSLA and other Federal statutes (which are subject to interpretation and change by the agencies charged with their administration).

      For offshore operations, lessees must obtain Minerals Management Service, or MMS, approval for exploration plans and exploitation and production plans prior to the commencement of such operations. In addition to permits required from other agencies (such as the Coast Guard, the Army Corps of Engineers and the Environmental Protection Agency), lessees must obtain a permit from the MMS prior to the commencement of drilling. The MMS has promulgated regulations requiring offshore production facilities located on the OCS to meet stringent engineering and construction specifications. The MMS also has regulations, and a recently issued policy statement, restricting the flaring or venting of natural gas, and prohibiting the flaring of liquid hydrocarbons and oil without prior authorization. MMS, working together with the Department of Justice, has recently taken aggressive action against another offshore lessee based on allegations that the lessee had conducted unauthorized flaring and venting of natural gas; MMS issued a news release on August 5, 2003, stating that its investigation into this matter resulted in the lessee making a $49 million settlement payment. Similarly, the MMS has promulgated other regulations governing the plugging and abandonment of wells located offshore and the installation and removal of all production facilities. To cover the various obligations of lessees on the OCS, the MMS generally requires that lessees have substantial net worth or post bonds or other acceptable assurances that such obligations will be met. The cost of these bonds or other surety can be substantial, and there is no assurance that bonds or other surety can be obtained in all cases. Under some circumstances, the MMS may require any of our operations on Federal leases to be suspended or terminated. Any such suspension or termination could materially adversely affect our financial condition and results of operations.

      In 2003, MMS issued a Notice which articulated the agency’s policy concerning the volume of production that a lessee must have to maintain an offshore lease beyond its primary term. Although the standard that the MMS announced is generally consistent with standards applicable under state law, it is not yet clear how the agency will apply this standard. It is possible that MMS may impose requirements for lease maintenance activities that could have a material adverse effect on our operations and financial condition.

      The United States Department of Transportation, or DOT, through its Office of Pipeline Safety, also imposes certain requirements on parties responsible for transportation pipelines associated with platforms located on the OCS. The MMS and DOT have entered into a Memorandum of Understanding regarding the agencies’ respective authority over offshore operations, and the MMS has adopted regulations implementing the Memorandum of Understanding by specifying the dividing point for any given pipeline at which MMS regulatory authority ends and DOT authority begins.

      The MMS has entered into a series of Memoranda of Understanding with other Federal agencies, such as the Environmental Protection Agency, the Coast Guard and the Occupational Safety and Health Administration, providing for the MMS to undertake certain inspection and, in some cases, enforcement responsibility for the respective regulatory mandates of these agencies. Those agencies do, however, retain varying degrees of jurisdiction over OCS operations to establish and enforce regulatory requirements.

      In recent years, the MMS has modified its regulations to, among other things, (i) impose the duty on any lessee of an offshore lease to meet end-of-lease obligations if the designated operator is unable to do so, (ii) establish joint and several liability for plugging and abandonment of wells, removal of platforms and other facilities, and clearance of well and platform locations, among OCS lessees, assignees and assignors, thus creating residual liability in certain parties for these decommissioning obligations, (iii) increase the level of bond coverage for drilling deep stratigraphic test wells and (iv) allow the MMS Regional Director to require, on a case-by-case basis, posting of additional bonds or other security in order to increase the amount of coverage for end-of-lease obligations or certain other operations. MMS carefully monitors lease abandonment liabilities and routinely requires lessees to furnish supplemental bonds to secure such liabilities. These requirements may operate to substantially increase our current bonding liabilities, and may also impact our residual liabilities, both with respect to existing leases acquired from third parties and with respect to leases that we may acquire or dispose of in the future.

      Effective June 1, 2000, the MMS adopted regulations that changed significantly the valuation of crude oil for royalty payments on onshore and offshore Federal leases. These rules retained the concept of gross proceeds for calculating royalties on production sold to third parties in arm’s-length transactions, but added a new provision expressly requiring lessees to market oil at no cost to the Federal Government. Moreover, oil sold in non-arm’s-length contracts is to be valued using index pricing methods or other benchmarking procedures to determine a deemed arm’s-length price. The rules define non-arm’s-length sales to include sales to affiliates, certain exchange transactions, sales pursuant to certain call provisions, and other transactions. The breadth of these definitions and the new duty to market provision could cause certain sales by us to be impacted and might in some cases lead the MMS to claim royalty on a deemed value higher than that which we actually receive for our oil. The new regulations, were challenged judicially, and in August 2003 the MMS proposed a series of amendments to these rules (concerning, among other things, the indices used and the calculation of location adjustments to index values), but MMS has not finalized the amendments to the rules. MMS is expected to finalize the amendments in early 2004. The judicial challenge is still pending, but is currently inactive, and the outcome of this challenge is not known.

      In a series of regulations and rulings over the past several years, the MMS has also taken an expansive view of the lessee’s duty to market natural gas on behalf of the Federal government as lessor. For example, a rule promulgated in 1997 disallowed the deductibility of certain transportation costs from the calculation of royalty on natural gas sold off Federal leases, including marketer fees, cash out and other pipeline imbalance penalties and long-term storage fees. Although these regulations and rulings were challenged judicially, in 2002 that challenge was in large part rejected. Based on the new gas regulations, MMS may disallow deductions from royalty value of certain costs alleged to be marketing costs, or require certain costs to be added back to the royalty base, in effect imposing royalty obligations based on values established in sales occurring downstream of our leases.

      The MMS has also previously proposed natural gas valuation rules similar to those described above for oil royalty valuation that would value gas sold in certain non-arm’s length transactions in accordance with defined indices or other benchmarks. Those proposed rules were withdrawn in 1997, but in 2003 the MMS held a series of public workshops to discuss changes to its gas valuation rules, including changes to index based valuation methodologies. MMS is expected to publish proposed rules in early 2004. The potential effect of such rules, as with the revised oil royalty valuation rules, may be to move the valuation point downstream for purposes of royalty calculation and thereby to impose a royalty obligation on a deemed value higher than proceeds realized by the lessee from sales netted back to the wellhead. We cannot currently predict how the final form of any of these rules could impact our royalty obligations.

      Our leases in the Ouray field in our Western division are issued by the Ute Indian tribe and are subject to a variety of regulations and orders by the Tribe, the Bureau of Indian Affairs of the U.S. Department of the Interior, and the State of Utah, some of which are duplicative, relating to operational matters.

      State, Tribal and Local Regulation of Drilling and Production. We own interests in properties located in the Louisiana state waters off the Gulf of Mexico and on state lands in the states in which we operate. We also own interests on private lands that are subject to regulation by state and local governments.

      State regulations govern operational matters such as permits and bonds for drilling, reclamation and plugging, spacing and pooling of wells, and reporting requirements. The states in which we operate or plan to operate also have a variety of statutes and regulations governing conservation matters, ranging from establishment of maximum rates of production from oil and gas wells to the proration of production to the market demand for oil and natural gas to the limitation on ceiling prices for gas sold within the state. Such regulation could be applied to restrict the rate at which our wells produce oil or gas below the rate at which such wells would otherwise be produced, and the amount or timing of our revenues could thereby be adversely affected.

      In recent years, pressure has increased in states in which we have been active to increase regulation of the oil and natural gas industry at the local government level. Such local regulation in general is aimed at increasing the involvement of local governments in the permitting of oil and natural gas operations, requiring additional restrictions or conditions on the conduct of operations to reduce the impact on the surrounding community and increasing financial assurance requirements. Accordingly, such regulation has the potential to delay and increase the cost, or even in some cases to prohibit entirely, our drilling activities.

      A significant amount of our Uinta Basin properties in our Western Division are located within the Uintah and Ouray Indian Reservations. As a result, our interests and operations therein are subject to the jurisdiction of various Tribal authorities.

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

      Environmental Regulations. Our operations, which include the storage of oil and other hazardous materials, are subject to numerous laws and regulations governing the discharge of materials into the environment or otherwise relating to environmental protection, including those listed below. We could incur substantial costs, including cleanup costs, fines and civil or criminal sanctions, as a result of violations of or liabilities under environmental laws or non-compliance with environmental permits required at our facilities. Public interest in the protection of the environment has increased dramatically in recent years. Drilling in some areas both offshore and onshore has been opposed by environmental groups and, in some areas, has been restricted. Westport’s Northern and Western Divisions include substantial amounts of Federal and Indian acreage. In recent years, environmental groups have brought lawsuits against federal agencies challenging various aspects of the leasing, development and production of oil and gas. These lawsuits have caused disruptions in the approval process for new wells and may continue to affect our pace of development. To the extent laws are enacted or other governmental action is taken that prohibits or restricts drilling or otherwise imposes environmental protection requirements that result in increased costs to the oil and natural gas industry, our business and prospects could be adversely affected.

      The drilling for and production, handling, transportation and disposal of oil, natural gas and by-products are subject to extensive regulation under Federal, state and local environmental laws. In most instances, the applicable regulatory requirements relate to water and air pollution control and oilfield management measures, permitting requirements, or restrictions on operations in environmentally sensitive areas such as coastal zones, wetlands and wildlife habitat. These requirements increase our cost of doing business, delay or preclude operations, and create potential liability to governmental agencies or third parties for environmental damage. For example, environmental regulation may in some circumstances impose “strict liability” for environmental contamination, rendering an owner or operator or other person with a connection to a property liable for environmental and natural resource damages and cleanup cost without regard to negligence or fault on the part of such person. In addition, state laws often require some form of remedial action to prevent pollution from former operations, such as closure of inactive pits and plugging of abandoned wells, and such liability can be imposed on successor owners. In connection with our acquisitions, we generally perform environmental assessments. To the extent we have identified environmental liabilities in that process, such liabilities are not material or we have negotiated agreements requiring the sellers of the properties to undertake the required clean-up. However, generally we are required by the sellers to assume environmental responsibility for acquired properties except for material liabilities identified within the specified period following closing. We have not performed environmental assessments on all of our properties.

      Under the Comprehensive Environmental Response, Compensation, and Liability Act, also known as the “Superfund” law, as well as similar state statutes, an owner or operator of real property or a person who arranges for disposal of hazardous substances may be liable for the costs of removing or remediating hazardous substance contamination. Liability may be imposed on a current owner or operator and certain other owners or operators without regard to fault and for the entire cost of the cleanup. It is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the hazardous substances released into the environment. However, we are not aware of any current claims under the Superfund law or similar state statutes against us.

      The Oil Pollution Act of 1990, or OPA, and regulations thereunder impose liability on “responsible parties,” including the owner or operator of a facility or vessel, or the lessee or permittee of the area in which an offshore facility is located, for oil removal costs and resulting public and private damages relating to oil spills in United States waters. The OPA assigns liability to “responsible parties” for oil removal costs and a variety of public and private damages. While liability limits apply in some circumstances, a party cannot take advantage of liability limits if the spill was caused by gross negligence or willful misconduct or resulted from violation of a Federal safety, construction or operating regulation, or if the party fails to report a spill or to cooperate fully in the cleanup. Few defenses exist to the liability imposed by the OPA. Even if applicable, the liability limits for offshore facilities require the responsible party to pay all removal costs, plus up to $75 million in other damages. The OPA also requires a responsible party to submit proof of its financial responsibility to cover environmental cleanup and restoration costs that could be incurred in connection with an oil spill and to prepare oil spill contingency plans. We believe we are in compliance in all material respects with these requirements.

      The Federal Water Pollution Control Act, or FWPCA, imposes restrictions and strict controls regarding the discharge of produced waters and other oil and gas wastes into regulated water of the U.S., which include nearly all streams, tributaries and adjacent wetlands. Permits must be obtained to discharge fill material or other pollutants and to conduct construction activities in regulated waters and wetlands. The FWPCA and similar state laws provide for civil, criminal and administrative penalties for any unauthorized discharges of pollutants and unauthorized discharges of reportable quantities of oil and other hazardous substances. Many state discharge regulations and the Federal National Pollutant Discharge Elimination System generally limit and may otherwise prohibit the discharge of produced water and sand, drilling fluids, drill cuttings and certain other substances related to the oil and gas industry into coastal or offshore waters. Although the costs to comply with zero discharge mandates under Federal or state law may be significant, the entire industry is expected to experience similar costs and we believe that these costs will not have a material adverse impact on our results of operations or financial position. In 1992, the Environmental Protection Agency adopted regulations requiring certain oil and gas exploration and production facilities to obtain permits for storm water discharges, which requirement will cause the entire industry to incur additional costs associated with the treatment of storm water run-off and developing and implementing related storm water pollution prevention plans.

      The Endangered Species Act, or ESA, seeks to ensure that activities do not jeopardize endangered or threatened animal, fish and plant species, nor destroy or modify the critical habitat of such species. Under the ESA, seismic, exploration and production operations, as well as actions by Federal agencies, may not significantly impair or jeopardize the species or its habitat. The ESA provides for criminal penalties for willful violations of the Act. Other statutes provide protection to animal and plant species and may apply to our operations, such as the Marine Mammal Protection Act, or MMPA, the Migratory Bird Treaty Act, and the National Historic Preservation Act. The ESA and the MMPA prohibit taking of endangered species, including all sea turtle species found in the Gulf of Mexico, and all marine mammal species, except in accordance with specific incidental take statements or permits issued pursuant to each statute. Following formal ESA consultation between the MMS and NOAA Fisheries in 2002 regarding marine mammal and endangered species implications of exploration and production activities attendant to Gulf of Mexico OCS lease sales, the MMS has issued a series of Notices to Lessees, or NTLs, regarding the conduct of seismic operations, culminating with NTL 2004-G01, pertaining to incidental takes of sea turtles and whale species. NTL 2004-G01 applies to any seismic operations conducted in water depths of 200 meters or greater in Central and Western Gulf of Mexico, and to all water depths in the Eastern Gulf of Mexico. NTL 2004-G01 requires the employment of two trained visual observers during seismic operations to watch for sea turtles or whales within an “exclusion zone” of 500 meters around the center of a seismic vessel’s airgun array; shut-down of seismic operations upon sighting of one of the affected species within the exclusion zone; initiation of seismic operations via a gradual “ramp-up” procedure to warn off any sea turtles or whales within the exclusion zone; and specific reporting for any sightings of the affected species. These requirements will create greater costs for OCS exploration activities.

      The National Historic Preservation Act and related laws and regulations contain certain requirements and restrictions to protect and preserve various historic, archaeological and cultural resources. These laws can delay, prevent or alter our operations in areas, such as Utah, where such resources may exist.

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

      A large portion of our operations in the Rocky Mountain Region is on federal public lands or involve federally or tribally owned minerals. Those areas are subject to land management plans and mineral development approvals by federal and tribal land management agencies, which often contain strict limits and requirements on oil and gas exploration and production operations, to protect wildlife, archaeological and cultural sites and other resources.

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

      In addition, legislation has been proposed in Congress from time to time that would reclassify some oil and natural gas exploration and production wastes as “hazardous wastes,” which would make the reclassified wastes subject to much more stringent handling, disposal and clean-up requirements. This, or the imposition of other environmental legislation, could increase our operating or compliance costs.

      We believe that we are in compliance in all material respects with current applicable environmental laws and regulations and that continued compliance with existing requirements will not have a material adverse impact on us.

      Environmental Cleanup Claims by Private Landowner/ Lessors. In addition to obligations owed under federal, state, and local environmental statutes and regulations, onshore operations on private state lands can also lead to litigation with landowner/lessors seeking restoration of their leased premises. A 2003 decision by the Louisiana Supreme Court in Corbello v. Iowa Production upheld a jury award of over $50 million against a mineral lessee for alleged surface damages and improper disposal of produced saltwater. The court expressly upheld the jury award even though damages greatly exceeded the property’s value, based on the lessee’s earlier contractual commitment to reasonably restore the premises as nearly as possible to their pre-lease condition. This decision can be expected to contribute to an already increasing number of lawsuits filed by landowners against their lessees seeking site restoration, especially as older oilfields near the end of their productive life. It is possible that lawsuits brought against us seeking such damages could have a material adverse effect on our operations and financial condition, although no such claims have been brought to date.

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

      In accordance with industry practice, we maintain insurance against some, but not all, potential risks and losses. We do not carry business interruption insurance. We may elect not to obtain insurance for some risks if we believe the cost of available insurance is excessive relative to the risks presented. In addition, pollution and environmental risks generally are not fully insurable at a reasonable cost. If a significant accident or other event occurs and is not fully covered by insurance, it could adversely affect us.

Title to Properties

      As is customary in the oil and natural gas industry, we make only a cursory review of title to farmout acreage and to onshore undeveloped oil and natural gas leases upon execution of contracts for the acquisition of leases. Prior to the commencement of drilling operations, a thorough title examination is conducted and curative work is performed with respect to significant defects. We perform complete reviews of title to Federal and state offshore lease blocks and onshore producing properties prior to acquisition. To the extent title opinions or other investigations reflect material title defects, the seller of the property, rather than us, is typically responsible for curing any such title defects at its expense. If we were unable to remedy or cure any title defect of a nature such that it would not be prudent to commence drilling operations on undeveloped properties, we could suffer a loss of our entire investment in the property. We have obtained title opinions on substantially all of our producing properties and believe that we have satisfactory title to such properties in accordance with standards generally accepted in the oil and natural gas industry. Our producing properties are subject to a negative pledge in connection with our revolving credit facility.

Abandonment Costs

      We are responsible for costs associated with the plugging of wells, the removal of facilities and equipment and site restoration on our oil and natural gas properties, pro rata to our working interest. As of January 1, 2003 we adopted SFAS No. 143 “Accounting for Asset Retirement Obligations.” SFAS No. 143 requires entities to record the fair value of liabilities for retirement obligations of acquired assets. We recorded asset retirement obligations of approximately $59 million and a cumulative effect of change in accounting principle on prior years of $3.4 million, net of tax effects, in our consolidated statement of operations on January 1, 2003. Estimates of abandonment costs and their timing may change due to many factors, including actual drilling and production results, inflation rates, and changes in environmental laws and regulations. Estimated asset retirement obligations are added to net unamortized historical oil and natural gas property costs for purposes of computing depreciation, depletion and amortization expense charges.

Employees

      At December 31, 2003, we had 372 full-time employees. We believe that our relationships with our employees are satisfactory. None of our employees is covered by a collective bargaining agreement. From time to time, we use the services of independent consultants and contractors to perform various professional services, particularly in the areas of construction, design, well-site surveillance, permitting and environmental assessment.

Risk Factors

      This section describes the material risks known to us that may adversely impact our operations and financial results. We encourage you to consider such risks in evaluating our business and future prospects. In addition we urge you to perform your own investigation with respect to us and our business. We also encourage you to read the other information included in this report, including our financial statements and the related notes.

Oil and natural gas prices fluctuate widely, and low prices could harm our business.

      Our results of operations are highly dependent upon the prices of oil and natural gas. Historically, oil and natural gas prices have been volatile and are likely to continue to be volatile in the future. For example, our average sales prices for oil and natural gas for the year ended December 31, 2003 were $28.96/bbl and $4.93/Mcf before hedging, respectively, with 2003 production totaling 166.0 Bcfe and combined oil and natural gas sales of $813.9 million. In contrast, our average sales prices for oil and natural gas for the year ended December 31, 2002 were $23.66/bbl and $2.94/Mcf before hedging, respectively, with 2002 production totaling 129.9 Bcfe and combined oil and natural gas sales of $428.4 million. The prices received for oil and natural gas production depend upon numerous factors including, among others:

•	consumer demand;

•	governmental regulations and taxes;

•	the price and availability of alternative fuels;

•	geopolitical developments, including military activity in the Middle East;

•	commodity processing, gathering and transportation availability;

•	the level of foreign imports of oil and natural gas; and

•	the overall economic environment.

      All of these factors are beyond our control. Any significant decrease in prices for oil and natural gas could have a material adverse effect on our financial condition, results of operations and quantities of reserves that are commercially recoverable. If the oil and natural gas industry experiences significant price decreases or other adverse market conditions in the future, we may not be able to generate sufficient cash flow from operations to meet our obligations and make planned capital expenditures and our borrowing base and liquidity in general could be adversely impacted.

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

      Our former independent public accountant, Arthur Andersen LLP, provided us with auditing services for prior fiscal periods through December 31, 2001, including issuing an audit report to our audited consolidated financial statements included in this report. On June 15, 2002, a jury in Houston, Texas found Arthur Andersen LLP guilty of a Federal obstruction of justice charge arising from the Federal

Government’s investigation of Enron Corp. On August 31, 2002, Arthur Andersen LLP ceased practicing before the SEC. Arthur Andersen LLP has not reissued its audit report with respect to our audited consolidated financial statements included in this report. Furthermore, Arthur Andersen LLP has not consented to the inclusion of its audit report in this report. As a result, you may not have an effective remedy against Arthur Andersen LLP in connection with a material misstatement or omission with respect to our audited consolidated financial statements that are included in this report or any other filing we may make with the SEC, including, with respect to any offering registered under the Securities Act, any claim under Section 11 of the Securities Act. In addition, even if you were able to assert such a claim, as a result of its conviction and other lawsuits, Arthur Andersen LLP may fail or otherwise have insufficient assets to satisfy claims made by investors or by us that might arise under Federal securities laws or otherwise relating to any alleged material misstatement or omission with respect to our audited consolidated financial statements.

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

      As of December 31, 2003, we had total long-term debt of $980.9 million and stockholders’ equity of $1.2 billion. Our level of debt could have important consequences to our business, including the following:

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

      Our ability to meet our expenses and debt obligations will depend on our future performance, which will be affected by financial, business, economic, regulatory and other factors. We will not be able to control many of these factors, such as economic conditions and governmental regulation. Our earnings may be insufficient to allow us to pay the principal and/or interest on our debt and meet our other obligations. If we do not have enough money, we may be required to refinance all or part of our existing debt, sell assets, borrow more money or raise equity. We may not be able to refinance our debt, sell assets, borrow more money or raise equity on terms acceptable to us, if at all. In addition, any failure to make scheduled payments of interest and/or principal on our outstanding indebtedness would likely result in a reduction of our credit rating, which could harm our ability to incur additional indebtedness on acceptable terms. Further our failure to make scheduled payments on our outstanding indebtedness or our failure to comply with the financial and other restrictive covenants in our debt instruments could result in an event of default under such instruments. Such a default, or any bankruptcy resulting therefrom, could result in a default on the notes, could delay or preclude payment of principal of, or interest on, the notes and could otherwise adversely affect our business, financial condition and results of operations.

We may be able to incur substantially more debt. Additional debt could exacerbate the risks described above.

      Together with our subsidiaries, we may be able to incur substantially more debt in the future. The restrictions in the indenture governing the terms of our debt relating to the incurrence of indebtedness are subject to a number of qualifications and exceptions, and under certain circumstances, indebtedness incurred in compliance with these restrictions could be substantial. Also, these restrictions do not prevent us from incurring obligations that do not constitute indebtedness. As of December 31, 2003, we had approximately $164.4 million of additional borrowing capacity under our revolving credit facility, subject to specific requirements, including compliance with financial covenants. To the extent new debt is added to our current debt levels, the risks described above could substantially increase.

Indian tribes have previously challenged the validity of some of the Uinta Basin property interests covered by oil and natural gas leases in our Western Division, and our operations and activities on Tribal lands may be subject to Tribal jurisdiction.

      A significant amount of the oil and natural gas leases we acquired in December 2002, which are managed by our Western Division, cover interests located within the Uintah and Ouray Indian Reservations, in an area originally known as the Uncompahgre Reservation. These leases were granted by the State of Utah, the United States (through the Bureau of Land Management) or holders of patents from the United States. The Ute Indian Tribe has previously asserted various claims against the State of Utah and the United States regarding the existence, diminishment and/or abrogation of the Reservation’s boundaries and the extent of Tribal jurisdiction over these lands. These lawsuits raised questions as to whether the Ute Tribe could invalidate through litigation fee patents issued by the United States, the State of Utah’s ownership of such lands or the United States’ ownership of minerals subject to the acquired leases. These issues were settled as a result of the Ute Indian Tribe litigation. If claims of this nature were successfully asserted in the future, we might not be able to continue to produce hydrocarbons from or develop and exploit these assets, which could adversely affect our business and profitability.

      In addition, the Ute Indian Tribe as a sovereign nation has certain rights to regulate activities on Tribal lands, to approve access to and the right to use (occupy) Tribal lands, and to tax revenues from Tribal resources. Exercise of such rights can result in potential delays or increased costs to our operations on Tribal lands, which may not be foreseeable.

The geographic concentration of our Western Division properties subjects us to increased risk of reduction in revenues or curtailment of production from certain negative conditions.

      All of the properties currently managed by our Western Division are located in Uintah County, Utah. Conditions such as severe weather, delays or decreases in production, the availability of equipment, facilities or services or the availability of capacity to transport, gather or process production could subject us to increased risk of loss of revenues and have a greater impact on our results of operations since most or all of these properties could be affected by the same event.

We may not realize the anticipated benefits from our recent acquisitions.

      Our estimates regarding the expenses and liabilities or the increase in our reserves and production resulting from our recent acquisitions may prove to be incorrect or we may not be successful in integrating the recently acquired properties into our existing business, all of which could have a material adverse effect on our financial condition and results of operations.

We may not be able to consummate future acquisitions or successfully integrate acquisitions into our business.

      Our business strategy relies on growing our reserve base through acquisitions. We may not continue to be successful in identifying or consummating future acquisitions or integrating acquired businesses successfully into our existing business, or in anticipating the expenses or liabilities we will incur in doing so. Such failures may have a material adverse effect on future growth or results of operations.

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

      Commodity prices and basis differentials significantly affect our financial condition, results of operations, cash flows and ability to borrow funds. Oil and natural gas prices, as well as basis differentials, are affected by several factors that we cannot control. We attempt to manage our exposure to oil and natural gas price volatility by entering into commodity price risk management arrangements for a portion of our expected production. In addition, we attempt to manage our exposure to basis differentials between delivery points by entering into basis swaps. In connection with the acquisition of our Uinta Basin properties, and as required by our revolving credit facility, we entered into a significant number of hedging arrangements relating to the production from such properties to help us manage our exposure. In the fourth quarter of 2003, we entered into additional commodity price risk management contracts in connection with the South Texas Acquisition. Commodity price and basis differential risk management transactions may limit our potential gains if oil and natural gas prices were to rise substantially, or basis differentials were to fall substantially, versus the price or basis differential established by the arrangements. These transactions also expose us to credit risk of non-performance by the counter-parties to the transaction. In addition, our commodity price and basis differential risk management transactions may limit our ability to borrow under our revolving credit facility and may expose us to the risk of financial loss in certain circumstances, including instances in which:

•	our production is less than expected;

•	there is a widening of price differentials between delivery points for our production and the delivery point assumed in non-basis hedge arrangements;

•	basis differentials tighten substantially from the prices established by these arrangements; or

•	the counter-parties to our contracts fail to perform under terms of the contracts.

      In 2003, we recorded a realized loss of $102.4 related to hedge settlements, a realized gain of $2.7 million related to non-hedge settlements and an unrealized gain in the non-hedge change in fair value of derivatives of $9.5 million. No estimate of future settlements or mark-to-market gains or losses is determinable as such amounts are contingent upon commodity prices at the time of production. We may experience additional gains or losses from these activities in 2004. If commodity prices increase, our cash settlement costs will also increase. In addition, certain of our commodity price risk management arrangements will require us to deliver cash collateral or other assurances of performance to the counter-parties in the event that payment obligations with respect to commodity price risk management transactions exceed certain levels. As of February 19, 2004, we had $50.9 million of letters of credit outstanding for this purpose.

      The table below shows the effect of a range of assumed prices on future settlements of our commodity price risk management contracts outstanding as of December 31, 2003:

Estimate of Future Settlement of Outstanding Commodity Price Risk Management Contracts(1)

	Oil	Gas

			Northwest		CIG

	NYMEX	NYMEX	Differential	Price	Differential	Price	Settlements(2)

							(In thousands)
Price Deck No. 1	$30.00	$5.00	$1.60	$3.40	$1.75	$3.25	$(57,657	)(3)
Price Deck No. 2	$18.00	$3.00	$0.51	$2.49	$0.66	$2.34	$155,635	(3)

(1)	All of our commodity price risk management contracts outstanding as of December 31, 2003 expire by December 31, 2006.

(2)	Settlements were calculated based on the assumed high (Price Deck No. 1) and low (Price Deck No. 2) oil and natural gas prices on NYMEX, Northwest Pipeline Rocky Mountain Index, or Northwest, and Colorado Interstate Gas Index, or CIG.

(3)	Settlements were calculated based on the assumption that oil and natural gas prices will remain constant during the life of each contract.

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

      There are numerous uncertainties inherent in estimating quantities of proved reserves, including many factors beyond our control that could cause the quantities and net present value of our reserves to be overstated. The reserve information included or incorporated by reference in this report represents estimates based on reports prepared or audited by independent petroleum engineers and prepared by our internal engineers. Reserve engineering is not an exact science. Estimates of economically recoverable oil and natural gas reserves and of future net cash flows necessarily depend upon a number of variable factors and assumptions, any of which may cause these estimates to vary considerably from actual results, such as:

•	historical production from the area compared with production from other producing areas;

•	assumed effects of regulation by governmental agencies;

•	assumptions concerning future oil and natural gas prices, future operating costs and capital expenditures; and

•	estimates of future severance and excise taxes and workover and remedial costs.

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

      Our operations and facilities are subject to certain Federal, state, Tribal and local laws and regulations relating to the exploration for, and the development, production and transportation of, oil and natural gas, as well as environmental and safety matters. Future laws or regulations, any adverse change in the interpretation of existing laws and regulations, or our failure to comply with existing legal requirements may harm our business, results of operations and financial condition. We may be required to make large and unanticipated capital expenditures to comply with environmental and other governmental regulations, such as:

•	land use restrictions;

•	drilling bonds and other financial responsibility requirements;

•	spacing of wells;

•	unitization and pooling of properties;

•	habitat and endangered species protection, reclamation and remediation, and other environmental protection;

•	protection and preservation of historic, archaeological and cultural resources;

•	safety precautions;

•	operational reporting; and

•	taxation.

      Under these laws and regulations, we could be liable for:

•	personal injuries;

•	property and natural resource damages;

•	oil spills and releases or discharges of hazardous materials;

•	well reclamation costs;

•	remediation and clean-up costs and other governmental sanctions, such as fines and penalties; and

•	other environmental damages.

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

      Other companies operate approximately 23% of the net present value of our reserves and we have limited ability to exercise influence over operations for these properties or their associated costs. Our dependence on the operator and other working interest owners for these projects and our limited ability to influence operations and associated costs could prevent the realization of our targeted returns on capital in drilling or acquisition activities. The success and timing of drilling and exploitation activities on properties operated by others, therefore, depend upon a number of factors that will be outside our control, including:

•	timing and amount of capital expenditures;

•	the operator’s expertise and financial resources;

•	approval of other participants in drilling wells; and

•	selection of technology.

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

      In addition, we are currently conducting some of our exploration in the deep waters (greater than approximately 1,000 feet) of the Gulf of Mexico, where operations are more difficult and costly than in shallower waters. The deep waters in the Gulf of Mexico lack the physical and oilfield service infrastructure present in its shallower waters. As a result, deep water operations may require a significant amount of time between a discovery and the time that we can market our production, thereby increasing the risk involved with these operations.

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

      Our principal stockholders include Medicor Foundation, also referred to as Medicor, Westport Energy LLC, also referred to as WELLC, EQT Investments, Inc., an affiliate of Equitable Resources Inc. also referred to as EQT, and a group of former stockholders of Belco Oil & Gas Corp., also referred to as the Belfer Group. EQT, Medicor, the Belfer Group and WELLC beneficially owned approximately 17.0%, 14.3%, 6.8% and 4.8%, respectively, of our outstanding common stock as of January 31, 2004, which collectively represented approximately 42.9% of our outstanding common stock as of that date. These stockholders, acting together through a termination and voting agreement, dated as of October 1, 2003, or otherwise, based on their current share ownership, may be able to influence or control the outcome of the election of directors. In addition, based on their current share ownership, these stockholders may be able to control the adoption or amendment of provisions in our articles of incorporation or bylaws and the approval of mergers and other significant corporate transactions, if they choose to act together. These factors may also delay or prevent a change in our management or voting control.

Our oil and gas marketing activities may expose us to claims from royalty owners.

      In addition to marketing our oil and gas production, our marketing activities generally include marketing oil and gas production for royalty owners. Over the past several years, royalty owners have commenced litigation against a number of companies in the oil and gas production business claiming that amounts paid for production attributable to the royalty owners’ interest violated the terms of the applicable leases and laws in various respects, including the value of production sold, permissibility of deductions taken and accuracy of quantities measured. Some of this litigation was commenced as class action suits, including two class action suits filed against Westport involving some of our Wyoming properties, and we may be required to make payments as a result of such litigation. In addition, our costs relating to the marketing of oil and gas may increase as new cases are decided and the law in this area continues to develop.

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

      CO2 Flood or injections. A tertiary recovery method in which CO2 is injected into the reservoir to enhance oil recovery.

      Completion. The installation of permanent equipment for the production of oil or natural gas.

      Delay Rentals. Fees paid to the owner of the oil and natural gas lease prior to the commencement of production.

      Developed Acreage. The number of acres which are allocated or assignable to producing wells or wells capable of production.

      Development Well. A well drilled within the proved area of an oil or natural gas reservoir to the depth of a strategic horizon known to be productive.

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

      Exploratory Well. A well drilled to find and produce oil or natural gas in an unproved area, to find a new reservoir in a field previously found to be productive of oil or natural gas in another reservoir, or to extend a known reservoir.

      Finding and Development Costs. Capital costs incurred in the acquisition, exploitation and exploration of proved oil and natural gas reserves divided by proved reserve additions and revisions to proved reserves.

      Gross Acres or Gross Wells. The total acres or wells, as the case may be, in which we have a working interest.

      Gross Producing Wells. The total number of producing wells in which we have a working interest.

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

      Reservoir. A porous and permeable underground formation containing a natural accumulation of producible oil or natural gas that is confined by impermeable rock or water barriers and is individual and separate from other reservoirs.

      Royalty. An interest in an oil and natural gas lease that gives the owner of the interest the right to receive a portion of the production from the leased acreage (or of the proceeds of the sale thereof), but generally does not require the owner to pay any portion of the costs of drilling or operating the wells on the leased acreage. Royalties may be either landowner’s royalties, which are reserved by the owner of the leased acreage at the time the lease is granted, or overriding royalties, which are usually reserved by an owner of the leasehold in connection with a transfer to a subsequent owner.

      Secondary Recovery. An artificial method or process used to restore or increase production from a reservoir after the primary production by the natural producing mechanism and reservoir pressure has experienced partial depletion. Gas injection and waterflooding are examples of this technique.

      2-D Seismic. The method by which a cross-section of the earth’s subsurface is created through the interpretation of reflecting seismic data collected along a single source profile.

      3-D Seismic. The method by which a three dimensional image of the earth’s subsurface is created through the interpretation of reflection seismic data collected over a surface grid. 3-D seismic surveys allow for a more detailed understanding of the subsurface than do conventional surveys and contribute significantly to field appraisal, exploitation and production.

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

Properties — Principal Areas of Operations

      Our operations are concentrated in four divisions: Northern, Western, Southern and Gulf of Mexico. We operate approximately 77% of the net present value of our reserves. We finance our exploitation, exploration and acquisition activities through cash flows from operations and through borrowings under our revolving credit facility and other financing activities. Set forth below is summary information concerning average daily production during the fourth quarter of 2003, estimated reserves and a pre-tax SEC net present value of estimated proved reserves discounted at 10%, as of December 31, 2003 in our divisions.

			At December 31, 2003

							Net Present Value
	Quarter Ended		Proved Reserve Quantities				Before Income
	December 31, 2003						Taxes(2)
	Average Net Daily
	Production				Natural Gas
			Crude Oil	Natural Gas	Liquids	Total	Amount
Division	Mmcfe/d	Percent	(Mmbbl)	(Bcf)	(Mmbbl)	(Bcfe)(1)	(Millions)	Percent

Northern	104.0	22.1%	29.6	153.7	—	331.5	$580.5	16.6%
Western(2)	83.8	17.8	0.7	654.5	—	658.4	873.7	25.1
Southern(3)	162.0	34.3	33.0	449.8	0.1	648.5	1,511.8	43.4
Gulf of Mexico	121.6	25.8	6.9	91.9	1.5	142.4	519.6	14.9

Total	471.4	100.0%	70.2	1,349.9	1.6	1,780.8	$3,485.6	100.0%

(1)	Mmbbls converted to Bcfe at a six to one conversion.

(2)	Excludes value attributable to the gathering and compression assets of Westport Field Services, LLC, one of our subsidiaries.

(3)	Includes production from the South Texas Acquisition from December 19, 2003 through December 31, 2003.

Northern Division

      The Northern Division conducts operations in the Rocky Mountain region and primarily includes the Williston, Powder River, Big Horn, Wind River and Greater Green River Basins. The division represented approximately 17% of our net present value of estimated proved reserves as of December 31, 2003, and contributed approximately 22% of our fourth quarter 2003 net production. We have interests in 506,868 developed and 1,027,359 undeveloped gross acres and in 2,069 gross (approximately 730 net) producing wells in this division.

      Williston Basin. We continue to focus our activities on horizontal field extensions and growth of secondary recovery projects. Our most active project continues to be the Wiley field. We operate this waterflood with a 54% working interest. In 2000, we initiated a horizontal drilling program and through December 31, 2003 have drilled 48 wells, all of which were successful. In addition to the horizontal drilling, we increased water injection capacity to expand our waterflood program. As a result of this activity, average gross daily production in this field has increased from approximately 600 bbl/d in April 2000 to over 2,700 bbl/d during the fourth quarter 2003. Over the next 12 months, we plan to drill eight to 12 additional wells in the Wiley field while continuing to increase water injection capacity. In addition to our work in the Wiley field we drilled 10 operated horizontal wells, nine of which were successful, in our Horse Creek, TR, Tree Top and Bear Creek fields. In 2004, we plan to drill horizontal development wells in our Horse Creek, TR, Lone Butte and Putnam fields.

      Greater Green River Basin. We have interests in approximately 397,000 gross undeveloped acres in the Greater Green River Basin. Over the next 12 to 24 months we expect to drill five to ten exploration wells in this basin. One of our primary operating areas within the basin is the Moxa Arch Complex. Production from Moxa Arch wells tends to be long-lived, with the potential for greater than a 25 year reserve life. We drilled 14 wells in the Moxa Arch in 2003, 13 of which were successful. Our net production in fourth quarter of 2003 from the Moxa Arch averaged 21.7 Mmcfe/d. We plan to drill 35 to 40 development wells in the Moxa Arch in 2004.

      Big Horn Basin. The Gooseberry field is our most significant property in the Big Horn Basin. We own a 100% working interest (nearly 90% net revenue interest) in this field, which consists of two waterflood units. Since acquiring the field in February 1995, we have doubled gross production from 535 bbl/d to approximately 1,080 bbl/d in December 2003. In 2003 we drilled four development wells and one water source well, all of which were successful. We currently have interests in over 186,000 gross undeveloped acres in the Big Horn Basin.

      Coalbed Methane. Since initiating our coalbed methane drilling in the Powder River Basin in 2000, we have participated in 301 wells through December 31, 2003, 297 of which have been successful. We operate 160 of these wells. In 2003 we initiated an eight well development project in the Big George coal within the House Creek field. Net coalbed methane production in the Powder River Basin averaged approximately 13.4 Mmcf/d in fourth quarter 2003. In 2003 we initiated three additional coalbed methane projects, one each in the Greater Green River Basin, the Uinta Basin in northeastern Utah and the Raton Basin of southeastern Colorado. In the Greater Green River Basin we participated in one well in the Almond coal. In the Uinta Basin we drilled nine wells and established production of approximately 1.3 Mmcf/d (net) from the Navajo coal. In the Raton Basin we began operations in early January 2004 and drilled our first three wells in the Vermejo coal. Our coalbed methane acreage position covers over 58,000 gross developed acres in the Powder River Basin, over 28,500 gross undeveloped acres in the Uinta Basin and approximately 17,300 gross undeveloped acres in the Raton Basin. In 2004 we plan to drill 15 to 20 WyoDak and 10 to 16 Big George wells in the Powder River Basin, five to 10 wells in the Greater Green River Basin, 10 to 15 wells in the Uinta Basin and 10 to 15 wells in the Raton Basin.

Western Division

      The Western Division conducts operations in the Greater Natural Buttes area of Uintah County, Utah. We acquired these properties in December 2002, which were producing approximately 68 Mmcfe/d net to us at the time of acquisition. We have increased net production to an average of 84 Mmcfe/d during the fourth quarter of 2003, representing 18% of our total net production. This division contributed approximately 25% of our net present value of estimated proved reserves as of December 31, 2003. We have interests in 191,612 developed and 79,068 undeveloped gross acres and in 1,081 gross (approximately 831 net) producing wells in this division.

      The Natural Buttes unit has undergone a series of downspacings from the original 320 acres per well spacing to a current spacing of 40 acres per well. Unit wells are characterized by established production profiles and long reserve lives. Producing horizons range from 3,000 to 13,000 feet. Historically production has been primarily from the Wasatch formation. In 2003, our drilling program focused on developing the Mesa Verde potential within and adjacent to the Natural Buttes unit. Production from this formation is often commingled with the Wasatch. Through our high working interest and significant level of operations we can control drilling, completion and production of the majority of our wells. In 2003 we drilled 83 wells, all of which were successful and we expect to drill 95 to 105 wells in this area in 2004.

Southern Division

      The Southern Division conducts operations in the onshore Gulf Coast, Permian Basin and Mid-Continent regions. This division represented 43% of the net present value of our estimated proved reserves as of December 31, 2003, and contributed 34% of our fourth quarter 2003 net production. We have interests in 582,160 developed and 182,689 undeveloped gross acres and in 3,436 gross (approximately 1,667 net) producing wells in this division.

      Onshore Gulf Coast. Our Gulf Coast operations include producing trends in Louisiana and the Texas Gulf Coast.

•	Southeast Texas Properties. We acquired our Southeast Texas properties in September 2002, which are focused in the Yegua, Frio, Vicksburg and Hackberry Trends. We maintained an active drilling program in this area during 2003, drilling two development wells, both of which were successful, and ten exploration wells, four of which were successful. Net production has increased from 28 Mmcfe/d at the time of acquisition to an average of 40.3 Mmcfe/d in the fourth quarter of 2003. We expect to drill 12 to 15 exploration prospects over the next 12 to 24 months.

•	South Texas Properties. We acquired these properties in December 2003. At December 31, 2003 the proved reserves were estimated at 208 Bcfe, of which 97% is natural gas. These assets complement a growing core area for the company in South Texas and produce from the Lobo, Frio, Vicksburg and Wilcox Trends. The properties are currently producing at approximately 62.2 Mmcfe/d (net). In January 2004, the Company initiated a four-rig drilling program. We expect to spend approximately $50 million in capital during 2004 and plan to drill 30 to 35 development wells and five to 10 exploration wells in this area during the year. The three largest fields are Southwest Speaks, Cage Ranch and JC Martin.

•	Southwest Speaks Field. The Southwest Speaks field in Lavaca County, Texas produces from the Frio, Yegua and Wilcox formations at depths ranging from 3,300 to 15,000 feet. The field currently produces approximately 11.9 Mmcfe/d (net). We expect to drill five to seven development wells and one exploration well in this field during 2004.

•	Cage Ranch Field. The Cage Ranch field in Brooks County, Texas produces from the Frio and Vicksburg formations at depths ranging from 6,500 to 10,500 feet. The field currently produces approximately 15.0 Mmcfe/d (net). We expect to drill five to eight development wells and one exploration well in 2004.

•	JC Martin Field. The JC Martin field in Zapata County, Texas produces from the Lobo formation at depths ranging from 8,500 to 10,000 feet. The field currently produces approximately 10.3 Mmcfe/d (net). We expect to drill eight to ten development wells in this field during 2004.

•	Elm Grove Field. We maintained an active development drilling program in the Elm Grove field in 2003 by drilling 39 wells, 38 of which were successful. Net production averaged approximately 18.9 Mmcfe/d in fourth quarter 2003. In 2004 we expect to drill 30 to 35 development wells in this field.

•	North Louisiana Field Complex. Development drilling in this four-field complex continues to be active. In 2003 we drilled 20 wells, all of which were successful. Net fourth quarter 2003 production averaged 7.5 Mmcfe/d. We anticipate drilling between 15 and 25 development wells in this region in each of the next two years.

      Permian Basin. Our principal Permian Basin activity continues to be focused on development of the Andrews unit and the Shafter Lake San Andres unit waterfloods.

•	Andrews Unit. The Andrews unit waterflood produces from the Wolfcamp/ Penn formation at approximately 8,600 feet. We have a 98.6% working interest in this 3,230-acre unit. During 2003 we continued expanding the waterflood program by drilling additional wells, converting wells to injectors and performing workovers on existing wells. As a result, gross production continues to increase from an 855 bbl/d average in 2000 to an average of nearly 1,300 bbl/d in the fourth quarter of 2003. We believe that production from this unit can be further enhanced with the use of CO2 flooding or other tertiary recovery methods.

•	Shafter Lake San Andres Unit. The Shafter Lake San Andres unit is a 12,880-acre unit that produces from the Grayburg and San Andres formations at a depth of approximately 4,500 feet. We have an 81.4% working interest in this secondary recovery unit. In 2003, we drilled 10 wells on

10-acre spacing and plan to drill 10 to 15 additional 10-acre wells in 2004. The unit produced an average of 685 gross bbl/d in the fourth quarter of 2003.

      Mid-Continent. Our Mid-Continent operations are currently focused in Oklahoma and Kansas. Oil production is concentrated in our operated waterfloods in Oklahoma, while natural gas production is primarily from third party operated wells in Oklahoma and in our operated wells in Kansas.

Gulf of Mexico Division

      The Gulf of Mexico Division represented 15% of the net present value of our estimated proved reserves as of December 31, 2003, and contributed 26% of our fourth quarter 2003 net production. As of December 31, 2003, we have interests in 329,229 developed and 286,793 undeveloped gross acres and in 157 gross (approximately 45 net) producing wells in the Gulf of Mexico.

      In addition to a production base with numerous exploitation opportunities within our developed acreage, the Gulf of Mexico provides us with moderate-risk exploration targets. We drilled 11 exploration wells in the Gulf of Mexico in 2003, four of which were successful, and two development wells , both of which were successful. We have under license 3-D seismic data covering approximately 30,470 square miles (approximately 3,900 blocks) and 2-D seismic data covering 150,000 linear miles within the Gulf of Mexico. In the third quarter of 2003 we entered into an exploration agreement with Chevron U.S.A. Inc. (a wholly owned subsidiary of ChevronTexaco). Under this agreement the parties have identified nine prospects, and expect to identify additional prospects over the next two years. We plan to participate for 45% of the interest held by Chevron U.S.A. Two unsuccessful wells were drilled in 2003.

      West Cameron Blocks 180/198. The West Cameron Blocks 180/198 complex is located 30 miles offshore in 52 feet of water. In 2003 we commenced production on one 2002 development well and drilled one unsuccessful exploration well. The complex has produced approximately 1.7 Tcf of natural gas and 10 Mmbbl of oil from over 20 separate producing zones since its discovery. In fourth quarter 2003, the field produced 36.4 Mmcfe/d net to our interest.

      South Timbalier Block 316. The South Timbalier Block 316 is located approximately 66 miles offshore in 400 feet of water, we discovered this field in the fourth quarter of 2001 and commenced production in the fourth quarter of 2003. We operate the field with a 40% working interest. In early February 2004 the field produced approximately 47 Mmcfe/d net to our interest.

      High Island Block 197. This field is located approximately 28 miles offshore in 50 feet of water and was discovered in the third quarter of 2001. We have a 25% non-operated working interest in the field. During 2003, four additional wells were drilled, following the discovery well, three of which were successful. The field commenced production in May 2002. In the fourth quarter of 2003 the field averaged 11.3 Mmcfe/d net to our interest.

      Ship Shoal Block 94. Ship Shoal Block 94 is located approximately 15 miles offshore in 20 feet of water. We discovered this field in the first quarter of 2003 and operate the field with a 60% working interest. The field commenced production in the third quarter of 2003 and averaged 8.9 Mmcfe/d net to our interest in the fourth quarter of 2003.

      Galveston Block 352. We drilled a successful exploratory well in the spring of 2002 and put the well on production in August of that year. We drilled a second well in 2003, which commenced production in the third quarter. We operate the wells with a 67% working interest. In the fourth quarter of 2003 the field averaged 5.4 Mmcfe/d net to our interest.

      West Cameron Block 73. This field is located approximately 12 miles offshore in 33 feet of water and was discovered in the second quarter of 2003. We have a 30% non-operated working interest in the field. The field commenced production in the fourth quarter of 2003 and is currently producing 4.1 Mmcfe/d net to our interest.

      High Island Block 84. This field is located approximately 23 miles offshore in 50 feet of water and was discovered in the third quarter of 2001. We drilled three development wells in the block during 2002.

We operate this field with an approximate 51.6% working interest. Production commenced from the field in June and we added a fourth well in late 2003. In the fourth quarter of 2003 the field averaged 3.2 Mmcfe/d net to our interest.

      Green Canyon Block 640. We have a 3.7% overriding royalty interest in the Green Canyon Block 640, part of the 2002 Tahiti discovery drilled by ChevronTexaco. Facility design and development is ongoing. A production test is expected in 2004.

Proved Reserves

      The following table sets forth estimated proved reserves for the periods indicated:

	As of December 31,

	2003		2002		2001

Oil (Mbbls)
Developed	57,474		60,576		51,068
Undeveloped	12,754		18,593		17,588

Total	70,228		79,169		68,656

Natural Gas (Mmcf)
Developed	812,791		676,365		401,106
Undeveloped	537,147		425,018		115,050

Total	1,349,938		1,101,383		516,156

Natural Gas Liquids (Mbbls)
Developed	1,155		378		119
Undeveloped	426		154		199

Total	1,581		532		318

Total (Mmcfe)	1,780,794		1,579,589		930,000

Present Value ($ in thousands)
Developed	$2,526,691		$1,744,795		$737,625
Undeveloped	958,947		661,023		186,718

Total	$3,485,638	(1)	$2,405,818	(2)	$924,343

Standardized Measure ($ in thousands)(3)	$2,527,619		$1,766,451		$747,029

(1)	The difference in the net present value from December 31, 2002 to December 31, 2003 resulted almost entirely from (i) the addition of 208 Bcfe of proved reserves acquired in connection with the South Texas Acquisition, (ii) the addition of 188 Bcfe as discoveries and extensions, (iii) the increase in commodity prices used to determine net present value (from $31.23 to $32.55 per bbl of oil and from $4.58 to $5.83 per Mmbtu of natural gas) and (iv) the inclusion of a portion of our producing well overhead associated with general corporate expenses related to operated oil and natural gas producing activities.

(2)	The difference in net present value from December 31, 2001 to December 31, 2002 resulted almost entirely from (i) the addition of 722.7 Bcfe of proved reserves acquired in connection with the Williston Basin, Southeast Texas and Utah acquisitions in 2002, (ii) the addition of 58 Bcfe as discoveries and extensions and (iii) the increase in commodity prices used to determine net present value (from $19.78 to $31.23 per bbl of oil and from $2.72 to $4.58 per Mmbtu of natural gas).

(3)	The standardized measure is the value of the future after-tax net revenues discounted at 10%. The difference between the net present value and the standardized measure is the effect of income taxes discounted at 10%.

      Estimated quantities of our oil and gas reserves and the net present value of such reserves as of December 31, 2003 are based upon reserve reports prepared by Ryder Scott Company, L. P., Netherland, Sewell & Associates, Inc. and our engineering staff. The Ryder Scott report covered approximately 71% of the total net present value of our proved reserves. The Netherland Sewell report covered the South Texas properties we acquired in December 2003, comprising approximately 16% of the total net present value of estimated proved reserves and the internally generated report covered the remaining 13% of the net present value of such reserves. At December 31, 2002 the Ryder Scott reports covered 81% of the total net present value of estimates of total proved reserves, preparing 58% and auditing 23%. The internally generated report covered the remaining 19% of the net present value of estimated proved reserves. At December 31, 2001 Ryder Scott audited 87% of the total net present value of estimates of total proved reserves and the remaining 13% of net present value of the reserves was unaudited.

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

      There are numerous uncertainties inherent in estimating quantities of proved reserves and in projecting future rates of production and timing of exploitation expenditures. The data in the above table represents estimates only. Oil and natural gas reserve engineering is inherently a subjective process of estimating underground accumulations of oil and natural gas that cannot be measured exactly, and estimates of other engineers might differ materially from those shown above. The accuracy of any reserve estimate is a function of the quality of available data and engineering and geological interpretation and judgment. Results of drilling, testing and production after the date of the estimate may justify revisions. Accordingly, reserve estimates may be revised from time to time and may vary from the quantities of oil and natural gas that are ultimately recovered.

      Future prices received for production and costs may vary, perhaps significantly, from the prices and costs assumed for purposes of these estimates. The present value shown should not be construed as the current market value of the reserves. The 10% discount factor used to calculate present value, which is mandated by generally accepted accounting principles in the United States, is not necessarily the most appropriate discount rate. The present value, no matter what discount rate is used, is materially affected by assumptions as to timing of future production, which may prove to be inaccurate. For properties that we operate, expenses include a portion of our producing well overhead associated with general corporate expenses related to operated oil and natural gas activities. In addition, the calculation of estimated future net revenues does not take into account the effect of various cash outlays, including, among other things, general and administrative costs and interest expense.

Production and Price History

      The following table sets forth information regarding net production of oil, natural gas and natural gas liquids, and certain price and cost information for each of the periods indicated:

	Year Ended December 31,

	2003	2002	2001

Production Data:
Oil (Mbbls)	8,175	7,927	4,929
Natural Gas (Mmcf)	116,989	82,346	58,562
Total Mmcfe	166,039	129,908	88,136
Average Prices Before Hedging:
Oil (per Bbl)	$28.96	$23.66	$21.69
Natural Gas (per Mcf)	4.93	2.94	3.59
Total (per Mcfe)	4.90	3.30	3.60
Average Prices After Hedging:
Oil (per Bbl)	25.92	23.60	21.79
Natural Gas (per Mcf)	4.27	2.92	3.62
Total (per Mcfe)	4.28	3.29	3.62
Average Costs (per Mcfe):
Lease operating expense	$.61	$.69	$.63
Production taxes	.27	.18	.15
Transportation costs	.08	.06	.06
General and administrative	.18	.18	.20
Depletion, depreciation and amortization	1.57	1.56	1.41

Producing Wells

      The following table sets forth information at December 31, 2003, relating to the producing wells in which we owned a working interest as of that date. We also held royalty interests in 1,904 producing wells as of that date. Wells are classified as oil or natural gas wells according to their predominant production stream.

	Gross	Net	Average
	Producing	Producing	Working
	Wells	Wells	Interest

Crude oil and liquids	2,556	1,386	54.3%
Natural gas	4,187	1,887	45.1%

Total	6,743	3,273

Acreage

      The following table sets forth information at December 31, 2003, relating to acreage held by us. Developed acreage is assigned to producing wells. Undeveloped acreage is acreage held under lease, permit, contract or option that is not in a spacing unit for a producing well, including leasehold interests identified for exploitation or exploratory drilling. The term “gross acres” refers to the total number of acres in which we own a working interest. The term “net acres” refers to gross acres multiplied by our fractional working interest therein.

	Gross Acreage	Net Acreage

Developed:
Northern	506,868	216,150
Western	191,612	156,150
Southern	582,160	274,615
Gulf of Mexico	329,229	87,699

Total Developed	1,609,869	734,614

Undeveloped:
Northern	1,027,359	444,948
Western	79,068	73,027
Southern	182,689	71,264
Gulf of Mexico	286,793	181,113

Total Undeveloped	1,575,909	770,352

Total	3,185,778	1,504,966

      The total net undeveloped acres expiring in 2004, 2005 and 2006 are 123,409, 168,764 and 82,722, respectively.

Drilling Results

      The following table sets forth information with respect to wells drilled during the periods indicated. The information should not be considered indicative of future performance, nor should it be assumed that there is necessarily any correlation between the number of productive wells drilled, quantities of reserves found or economic value. Productive wells are those that produce commercial quantities of hydrocarbons, whether or not they generate a reasonable rate of return.

	Year Ended December 31,

	2003	2002	2001

Development Wells:
Productive
Gross	270.0	194.0	242.0
Net	158.3	96.0	86.0
Dry
Gross	5.0	6.0	9.0
Net	1.9	3.7	3.4
Exploratory Wells:
Productive
Gross	13.0	6.0	18.0
Net	6.5	2.4	5.9
Dry
Gross	19.0	13.0	6.0
Net	9.6	5.5	3.3

      As of December 31, 2003, nine additional exploration and 31 development wells were in progress.

ITEM 3.	LEGAL PROCEEDINGS

      Westport Oil and Gas Company, L.P., our wholly-owned subsidiary, is a defendant in a case brought in July 2001 against its predecessor, Belco Energy Corp., in the district court of Sweetwater County, Wyoming. The complaint seeks damages on behalf of a purported class of royalty owners for alleged improper deduction, valuation and reporting under the Wyoming Royalty Payment Act in connection with royalty payments made by Belco on production from wells it operates in the Moxa Arch area of the Green River Basin. During initial stages of the case plaintiffs have advised us that they calculate the amount of damages allegedly owed by Belco to be approximately $1,165,000, which includes attorneys fees and litigation costs. We have denied liability for any of these damages and believe that we have valid defenses to plaintiffs’ claims. Class certification and discovery have been stayed pending the decision by the Wyoming Supreme Court in a case involving unrelated parties that may have a bearing on this case and other similar cases filed by plaintiffs against other oil and natural gas industry operators in the Green River Basin. Settlement discussions have occurred with plaintiffs and are ongoing. We believe that our potential liability with respect to this proceeding is not material in the aggregate to our financial position, results of operations or cash flows. Accordingly, we have not established a reserve for loss in connection with this proceeding.

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

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Price Range of Common Stock

      Our common stock is listed and traded on the New York Stock Exchange, or NYSE, under the symbol “WRC.” Prior to our merger with and into Belco, Belco common stock was listed and traded on the NYSE under the symbol “BOG.” The following table sets forth the high and low sales prices per share of Belco and Westport common stock on the NYSE, for the periods indicated:

	Belco Common		Westport Common
	Stock(1)		Stock(2)

	High	Low	High	Low

2001
First Quarter	$12.75	$8.40	$—	$—
Second Quarter	10.60	7.90	—	—
Third Quarter (through August 20, 2001)	9.15	8.20	—	—
Third Quarter (from August 21, 2001)	—	—	20.39	12.60
Fourth Quarter	—	—	17.94	13.90
2002
First Quarter	$—	$—	$19.77	$15.44
Second Quarter	—	—	21.18	15.40
Third Quarter	—	—	18.69	13.20
Fourth Quarter	—	—	21.40	16.20
2003
First Quarter	$—	$—	$21.23	$19.10
Second Quarter	—	—	24.07	19.27
Third Quarter	—	—	24.31	20.30
Fourth Quarter	—	—	30.86	23.45

(1)	Stock price information for periods prior to August 21, 2001, the effective date of the merger with Belco, are for shares of Belco common stock listed and traded on the NYSE under the symbol “BOG.” August 20, 2001 was the last full trading day on which shares of Belco common stock were traded prior to our merger with Belco.

(2)	The merger with Belco became effective on August 21, 2001. In accordance with the agreement governing the merger with Belco, each outstanding share of Belco common stock was exchanged for 0.4125 of a share of Westport common stock.

Dividend Policy

      We have never declared or paid any cash dividends on our common stock. We anticipate that we will retain all future earnings and other cash resources for investment in our business. Accordingly, we do not intend to declare or pay cash dividends on our common stock in the foreseeable future. Payment of any future dividends on our common stock will be at the discretion of our board of directors after taking into account many factors, including our financial condition, operating results, current and anticipated cash needs and plans for expansion. The declaration and payment of any future dividends on our common stock is currently prohibited by our revolving credit facility and may be similarly restricted in the future.

Recent Sales of Unregistered Securities

      None.

ITEM 6.	SELECTED FINANCIAL DATA

      The following table sets forth selected consolidated financial data for Westport as of the dates and for the periods indicated. The financial data for the five years ended December 31, 2003 were derived from our Consolidated Financial Statements. Future results may differ substantially from historical results because of changes in oil and natural gas prices, increases or decreases in production or other factors, many of which are beyond our control. The following data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which includes a discussion of factors materially affecting the comparability of the information presented, and our financial statements and the notes thereto included elsewhere in this report.

	Year Ended December 31,

	2003	2002	2001	2000	1999

	(In thousands, except per share data)
Statements of Operations Data:
Operating revenues:
Oil and natural gas sales	$813,882	$428,430	$317,278	$244,669	$83,393
Hedge settlements	(102,368)	(1,276)	2,091	(24,627)	(7,905)
Gathering income	3,456	—	—	—	—
Non-hedge derivative settlements	2,653	822	15,300	—	—
Non-hedge change in fair value of derivatives	9,501	(26,723)	14,323	(739)	—
Gain (loss) on sale of operating assets, net	6,565	(1,685)	(132)	3,130	3,637

Net revenues	733,689	399,568	348,860	222,433	79,125

Operating costs and expenses:
Lease operating expenses	101,032	89,328	55,315	34,397	22,916
Production taxes	45,659	23,954	13,407	10,631	5,742
Transportation costs	13,355	7,961	5,157	3,034	1,725
Gathering expense	2,977	—	—	—	—
Exploration	58,731	32,390	31,313	12,790	7,314
Depletion, depreciation and amortization	260,604	203,093	124,059	64,856	25,210
Impairment of proved properties	18,166	19,700	9,423	2,911	3,072
Impairment of unproved properties	27,556	9,961	6,974	5,124	2,273
Stock compensation expense, net	7,744	4,608	719	5,539 (1)	—
General and administrative	30,079	23,629	17,678	7,542	5,297

Total operating expenses	565,903	414,624	264,045	146,824	73,549

Operating income (loss)	167,786	(15,056)	84,815	75,609	5,576

	Year Ended December 31,

	2003	2002	2001	2000	1999

	(In thousands, except per share data)
Other income (expense):
Interest expense	(56,225)	(34,836)	(13,196)	(9,731)	(9,207)
Interest income	743	546	1,668	1,230	489
Change in interest rate swap fair value	—	226	4,960	—	—
Loss on debt retirement	(920)	—	—	—	—
Other	722	1,002	211	152	16

Income (loss) before income taxes	112,106	(48,118)	78,458	67,260	(3,126)
Benefit (provision) for income taxes	(39,585)	19,552	(28,637)	(23,724)	—

Net income (loss) before cumulative effect of change in accounting principle	72,521	(28,566)	49,821	43,536	(3,126)
Cumulative effect of change in accounting principle (net of tax effect of $1,962)	(3,414)	—	—	—	—
Preferred stock dividends	(4,763)	(4,762)	(1,587)	—	—

Net income (loss) available to common stockholders	$64,344	$(33,328)	$48,234	$43,536	$(3,126)

Weighted average number of common shares outstanding
Basic	67,116	53,007	43,408	28,296	14,727

Diluted	68,103	53,007	44,168	28,645	14,727

Net income (loss) per common share:
Basic	$0.96	$(0.63)	$1.11	$1.54	$(0.21)

Diluted	$0.94	$(0.63)	$1.09	$1.52	$(0.21)

Other Financial Data:
Net cash provided by operating activities	$436,717	$223,197	$195,273	$143,429	$21,279
Net cash provided by (used in) investing activities	(596,381)	(814,163)	(188,686)	(140,169)	17,981
Net cash provided by (used in) financing activities	189,995	606,396	843	(2,581)	(29,933)
Capital expenditures	609,759	827,502	194,244	146,086	14,005
Balance Sheet Data (as of period end):
Cash and cash equivalents	$73,658	$42,761	$27,584	$20,154	$19,475
Working capital (deficit)	(75,203)	(11,068)	13,365	20,487	12,837
Total assets	2,617,263	2,233,541	1,604,216	551,831	271,477
Total long-term debt	980,885	799,358	429,224	162	105,462
Total debt	980,885	799,358	429,224	162	106,795
Total stockholders’ equity	1,160,898	1,132,006	920,296	458,056	140,011

(1)	Includes compensation expenses of $3.4 million recorded as a result of a one-time repurchase of employee stock options in March 2000 in connection with the merger between Westport Oil and Gas and EPGC.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following information should be read in conjunction with our historical consolidated financial statements and related notes and other financial information included elsewhere in this report.

Executive Summary

Overview

      We are an independent energy company engaged in oil and natural gas production, exploitation, acquisition, and exploration activities primarily in the United States. We focus on maintaining a balanced portfolio of lower-risk, long-lived onshore reserves and higher-margin shorter-lived Gulf Coast and Gulf of Mexico reserves to provide a diversified cash flow foundation for our exploitation, acquisition and exploration activities. We are gas-weighted, with natural gas and natural gas liquids comprising approximately 76% of our total reserves, and we operate about 77% of our reserve value, giving us the ability to control the development of the majority of our properties. On a reserve volume basis, approximately 56% of our reserves are located in Rocky Mountain properties managed by our Northern and Western Divisions, approximately 36% are in Permian Basin/ Mid-Continent and Gulf Coast properties managed by our Southern Division and the remaining 8% are in offshore properties in the Gulf of Mexico managed by our Gulf of Mexico Division.

      Historically, acquisitions of producing properties and the subsequent exploitation of those properties have accounted for most of our growth. From December 31, 1997 to December 31, 2003 primarily as a result of these investments, we increased our estimated proved reserves from 197 Bcfe to 1,781 Bcfe, and our average daily production increased from 66 Mmcfe/d to 455 Mmcfe/d, yielding compounded annual growth rates of approximately 44% and 38%, respectively.

      Notwithstanding our rapid growth, and as an integral part of our growth strategy, we have maintained a disciplined approach to the control of costs. Over the six-year period ending on December 31, 2003 we have reduced our per unit cost structure from $1.32 per Mcfe to $1.14 per Mcfe of our net production for the aggregate of lease operating expenses, transportation costs, production taxes and general and administrative costs. We have accomplished this while maintaining a strong balance sheet and significant financial flexibility.

      We expect that our future growth will continue to depend on our ability to continue to add reserves primarily through acquisitions and subsequent exploitation and to a lesser extent exploration successes.

2003 Highlights

•	Record levels of production — Our average daily natural gas equivalent production was approximately 455 Mmcfe/d for 2003, a 28% increase from 356 Mmcfe/d in 2002.

•	Record levels of net cash provided by operating activities — Net cash provided by operating activities was $436.7 million for 2003, a 96% increase from $223.2 million in 2002.

•	Record levels of net income available to common stockholders — Net income available to common stockholders was $64.3 million for 2003, or $0.94 per fully diluted share, compared to a loss of $33.3 million, or $0.63 per fully diluted share in 2002.

•	Reduction of lease operating costs per Mcfe — Lease operating costs per Mcfe were $0.61 in 2003, a 12% reduction compared to $0.69 in 2002.

•	307 wells drilled with a 92% success rate — We drilled 307 wells and had a 92% success rate in 2003, compared to 219 wells and a 91% success rate in 2002.

•	Successful integration of Uinta Basin properties acquired in December 2002 — We drilled or participated in 83 wells in the Uinta Basin during 2003, increased net production by approximately

25% from 67 Mmcfe/d in the first quarter of 2003 to 84 Mmcfe/d in the fourth quarter of 2003 and increased our proved reserves from 596 Bcfe in 2002 to 658 Bcfe in 2003.

•	Completion of the South Texas Acquisition — In December 2003, we acquired oil and natural gas properties in South Texas for a cash purchase price of $342 million. The South Texas Acquisition increased our proved reserves by approximately 208 Bcfe, 97% of which are natural gas. The purchase was funded with cash on hand and $262 million in borrowings under our revolving credit facility.

•	Replacement of production — We replaced 114% and 126% of our 2003 production through drilling and acquisitions, respectively, at an average finding cost of $1.65 from all sources.

2004 Outlook

•	20% to 30% production growth — We expect that our average daily production for 2004 will increase to between 550 Mmcfe/d and 590 Mmcfe/d. We expect this increase as a result of: i) anticipated production from our newly acquired South Texas properties; ii) anticipated commencement of production from offshore wells previously drilled; and iii) projected production from successful drilling as part of our 2004 capital expenditure program.

•	20% to 30% capital budget increase — In 2004, we expect to expand our capital budget to $370 million, of which 73% is budgeted for development drilling and 27% for exploration. We currently plan to budget approximately 38% of the total amount for the Southern Division, 26% for the Gulf of Mexico, 23% for the Western Division and 13% for the Northern Division. These allocations could change depending on factors such as drilling results and acquisition opportunities. We expect to drill approximately 400 to 450 wells in 2004. Based on our assumed prices and service sector costs, we expect to generate approximately $150 million to $190 million more in cash provided by operating activities than we have budgeted for capital expenditures and anticipate using this surplus cash to reduce debt, expand our capital budget or fund acquisitions.

•	Costs and expenses per Mcfe — We expect our costs and expenses per Mcfe to remain relatively flat in 2004 as compared to 2003, except that depletion, depreciation and amortization expense, or DD&A, is expected to increase from $1.57 per Mcfe in 2003 to between $1.60 and $1.80 per Mcfe in 2004. The increase is expected because we anticipate a higher proportion of our production to come from relatively short lived properties in the Gulf of Mexico and South Texas.

•	Commodity price hedging — We have hedged between 45% and 50% of our expected 2004 natural gas production at average prices ranging from $4.15 per Mmbtu to $4.35 per Mmbtu and between 50% and 55% of our expected 2004 oil production at average prices ranging from $25.40 per barrel to $26.45 per barrel.

Critical Accounting Policies and Estimates

      Our discussion and analysis of our financial condition and results of operations are based upon consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Our significant accounting policies are described in Note 1 to our consolidated financial statements included in this report. We have identified certain of these policies as being of particular importance to the portrayal of our financial position and results of operations and which require the application of significant judgment by our management. We analyze our estimates, including those related to oil and gas revenues, oil and gas properties, fair value of derivative instruments, income taxes and contingencies and litigation, and base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

•	Revenue Recognition. We follow the sales method of accounting for oil and natural gas revenues. Under this method, revenues are recognized based on actual volumes of oil and natural gas sold to purchasers. No receivables, payables, or unearned revenue are recorded unless a working interest owner’s aggregate sales from the property exceed its share of the total reserves-in-place. If such a situation arises, the parties would likely cash balance.

•	Successful Efforts Accounting. We account for our oil and natural gas operations using the successful efforts method of accounting. Under this method, all costs associated with property acquisition, successful exploratory wells and all development wells are capitalized. Items charged to expense generally include geological and geophysical costs, costs of unsuccessful exploratory wells and oil and natural gas production costs. Substantially all of our oil and natural gas properties are located within the continental United States and the Gulf of Mexico.

•	Proved Reserve Estimates. Estimates of our proved reserves included in this report are prepared in accordance with SEC guidelines. The accuracy of a reserve estimate is a function of:

•	the quality and quantity of available data;

•	the interpretation of that data;

•	the accuracy of various mandated economic assumptions; and

•	the judgment of the persons preparing the estimate.

      Our proved reserve information included in this report is based on estimates prepared by Ryder Scott Company, Netherland, Sewell & Associates, Inc. and our engineering staff. Estimates prepared by different third parties may be higher or lower than the estimates represented in our reserve report.

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

•	Impairment of Proved Oil and Gas Properties. Because we use the successful efforts method of accounting to account for our oil and gas operations, we assess our proved properties for impairment on a field-by-field basis, in accordance with the provisions of Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment of Long Lived Assets and for Long Lived Assets to be Disposed of,” whenever events or circumstances indicate that the capitalized costs of oil and natural gas properties may not be recoverable. We estimate the expected future cash flows of our oil and gas properties, on a field-by-field basis, and compare such future cash flows to the carrying amount of the oil and gas properties to determine if the carrying amount is recoverable. Management assesses whether or not an impairment provision is necessary based upon management’s outlook of future commodity prices and net cash flows that may be generated by the properties. Proved oil and gas properties are reviewed for impairment on a field-by-field basis, which is the lowest level at which depletion of proved properties is calculated. If the carrying amount exceeds the estimated undiscounted future cash flows, we will adjust the carrying amount of the oil and gas properties to fair value. The factors used to determine fair value include estimates of reserves, future production, future commodity prices, anticipated capital expenditures, and a discount rate commensurate with the risk associated with realizing the expected future cash flows. Management has chosen to use the traditional present value approach to determine the fair value as opposed to the expected present value method. In the traditional present value approach, a single set of estimated cash flows and a single interest rate (commensurate with the risk) are used to estimate fair value. In the expected present value approach, multiple cash flow scenarios reflecting the range of possible outcomes and a risk-free rate are used to estimate fair value. Using the expected present value method could result in different (and possibly higher) amounts for property impairments than those calculated using the traditional present value method. Impairments for the years ended December 31, 2003, 2002 and 2001 were calculated based on the following assumed oil and natural gas prices that we believe were representative of market pricing assumptions at the time:

•	At December 31, 2003, we assumed that oil prices in 2004, 2005 and 2006 would be $26.50, $25.00 and $24.00 per barrel, respectively, and would remain constant thereafter. We also assumed that natural gas prices in 2004, 2005 and 2006 would be $4.80, $4.35 and $4.00 per Mcf, respectively, and would remain constant thereafter.

•	At December 31, 2002, we assumed that oil prices in 2003, 2004 and 2005 would be $27.84, $24.09 and $23.48 per barrel, respectively, and would remain constant thereafter. We also assumed that natural gas prices in 2003, 2004 and 2005 would be $4.26, $4.14 and $3.88 per Mcf, respectively, and would remain constant thereafter.

•	At December 31, 2001, we assumed that oil prices in 2002 would be $20.84 per barrel and would escalate at an annual rate of 2.5% thereafter to a cap of $35.00 per barrel. We also assumed that natural gas prices in 2002 and 2003 would be $2.75 and $3.05 per Mcf, respectively, and would escalate at an annual rate of 2.5% thereafter to a cap of $4.50 per Mcf.

      In 2003, estimates of future production were based on estimates of which 87% of the net present value was prepared by independent reserve engineers, the remaining 13% by internal engineers and estimated operating costs and severance taxes were based on past experience. We also assumed at December 31, 2003 and 2002 that operating and future development costs would remain constant thereafter. At December 31, 2001, we assumed that operating and future development costs would escalate at an annual rate of 2.5% in 2002. Reserve categories used in the impairment analysis for all periods considered are categories of proved reserves and risk adjusted probable and possible reserves, which were risk adjusted based on our drilling plans and history of successfully developing those types of reserves.

•	Impairment of Goodwill. Goodwill of a reporting unit is tested for impairment on an annual basis at year-end and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. Management assesses whether or not an impairment provision is necessary based upon comparing the fair value of a reporting unit with its carrying value including goodwill. The factors used to determine fair value include estimates of reserves, future production, future commodity prices, anticipated capital expenditures, and a discount rate commensurate with the risk associated with realizing the expected future cash flows. Management has chosen to use the traditional present value approach to determine the fair value as opposed to the expected present value method. In the traditional present value approach, a single set of estimated cash flows and a single interest rate (commensurate with the risk) are used to estimate fair value. In the expected present value approach, multiple cash flow scenarios reflecting the range of possible outcomes and a risk-free rate are used to estimate fair value. Using the expected present value method could result in different (and possibly higher) impairment charges than those calculated using the traditional present value method.

•	Impairment of Unproved Oil and Gas Properties. We periodically assess our unproved properties to determine if any such properties have been impaired. Such assessment is based on, among other things, the fair value of properties located in the same area as the unproved property and our intent to pursue additional exploration opportunities on such property. Future changes in any of the above-referenced factors could result in us recording unproved property impairment charges in future periods.

•	Commodity Derivative Instruments and Hedging Activities. We periodically enter into commodity derivative contracts and fixed-price physical contracts to manage our exposure to oil and natural gas price volatility. We primarily utilize future contracts, swaps or options, which are generally placed with major financial institutions or with counterparties of high credit quality that we believe are minimal credit risks. The oil and natural gas reference prices of these commodity derivatives contracts are based upon crude oil and natural gas futures, which have a high degree of historical correlation with actual prices we receive. Under the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” all derivative instruments are recorded on the balance sheet at fair value. Changes in the derivative’s fair value are recognized currently in earnings unless specific hedge accounting criteria are met. For qualifying cash flow hedges, the gain or loss on the derivative is deferred in accumulated other comprehensive income (loss) to the extent the hedge is effective. For qualifying fair value hedges, the gain or loss on the derivative is offset by related results of the hedged item in the income statement. Gains and losses on hedging instruments included in accumulated other comprehensive income (loss) are reclassified to oil and natural gas sales revenue in the period that the related production is delivered. Derivative contracts that do not qualify for hedge accounting treatment are recorded as derivative assets and liabilities at market value in the consolidated balance sheet, and the associated unrealized gains and losses are recorded as current expense or income in the consolidated statement of operations. While such derivative contracts do not qualify for hedge accounting, management believes these contracts can be utilized as an effective component of commodity price risk management, or CPRM, activities.

•	Valuation of Deferred Tax Assets. The Company computes income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” SFAS No. 109 requires an asset and liability approach which results in the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of those assets and liabilities. SFAS No. 109 also requires the recording of a valuation allowance if it is more likely than not that some portion or all of a deferred tax asset will not be realized.

Results of Operations

      Our results of operations are significantly impacted by the prices of oil and natural gas, which are volatile. NYMEX oil and natural gas prices increased from $4.58 per Mmbtu and $31.23 per bbl at December 31, 2002 to $5.83 per Mmbtu and $32.55 per bbl at December 31, 2003. Approximately 70% of our volumes sold in 2003 were natural gas compared to approximately 63% in 2002. We attempt to manage commodity price volatility through our CPRM activities described above in “Critical Accounting Policies and Estimates” and in Item 7A below.

      Oil and natural gas production costs are composed of lease operating expense, production taxes and transportation costs. Lease operating expense consists of pumper salaries, utilities, maintenance, workovers and other costs necessary to operate our producing properties. In general, lease operating expense per unit of production is lower on our offshore properties and does not fluctuate proportionately with our production. Production taxes are assessed by applicable taxing authorities as a percentage of revenues. However, properties located in Federal waters offshore are not subject to production taxes. Transportation costs are comprised of costs paid to a carrier to deliver oil or natural gas to a specified delivery point. In some cases we receive a payment from the purchasers of our oil and natural gas, which is net of gas transportation costs and in other instances we pay the costs of transportation. We focus our efforts on reducing controllable operating costs per unit of production.

      Depletion of capitalized costs of producing oil and natural gas properties is computed using the units-of-production method based upon proved reserves. For purposes of computing depletion, proved reserves are re-determined twice each year. Because the economic life of each producing well depends upon the assumed price for production, fluctuations in oil and natural gas prices impact the level of proved reserves. Higher prices generally have the effect of increasing reserves, which reduces depletion, while lower prices generally have the effect of decreasing reserves, which increases depletion. The level of proved reserves is also impacted by assumptions regarding the performance of the oil and gas properties. See “Critical Accounting Policies and Estimates” above for more information on proved reserve estimates and how they impact depletion expense.

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

      Historically, we have been able to overcome natural declines in oil and natural gas production by adding, through acquisitions and drilling, more reserves than we produce. Our future growth, if any, will depend on our ability to continue to add oil and natural gas reserves in excess of production.

      Following is a summary of the major acquisitions we have completed during the last three years:

•	Belco Merger — On August 21, 2001, Westport was merged with Belco. Belco survived the merger and changed its name to Westport Resources Corporation. For accounting purposes, the merger was a purchase transaction in which Westport acquired Belco. We began consolidating the results of Belco with our results as of the August 21, 2001 closing date.

•	Southeast Texas Acquisition — On September 30, 2002, we acquired oil and natural gas properties located in Southeast Texas for a total cash purchase price of approximately $122 million. Operations from the properties were included in our results beginning October 1, 2002.

•	Uinta Basin Acquisition — On December 17, 2002, we acquired producing properties, undeveloped leaseholds, gathering and compression facilities and other related assets in the Greater Natural Buttes area of Utah from certain affiliates of El Paso Corporation for approximately $507 million. Our Western Division, formed in 2002, is comprised substantially of these properties. Operations from the properties were included in our results beginning December 17, 2002.

•	South Texas Acquisition — On December 18, 2003, we acquired oil and natural gas properties located in south Texas for a total cash purchase price of approximately $342 million. Operations from the properties were included in our results beginning December 19, 2003.

      The following table sets forth certain data for the years ended December 31, 2003, 2002 and 2001.

Summary Data

		Change	% Change		Change	% Change
	2003	2003 vs. 2002	2003 vs. 2002	2002	2002 vs. 2001	2002 vs. 2001	2001

Average Daily Production
Oil (Mbbls/d)	22.4	0.7	3%	21.7	8.2	61%	13.5
Natural gas (Mmcf/d)	320.5	94.9	42%	225.6	65.2	41%	160.4
Mmcfe/d	454.9	99.0	28%	355.9	114.4	47%	241.5
Production
Oil (Mbbls)	8,175	248	3%	7,927	2,998	61%	4,929
Natural gas (Mmcf)	116,989	34,643	42%	82,346	23,784	41%	58,562
Mmcfe	166,039	36,131	28%	129,908	41,772	47%	88,136
Average prices before hedging
Oil (per bbl)	$28.96	$5.30	22%	$23.66	$1.97	9%	$21.69
Natural gas (per Mcf)	4.93	1.99	68%	2.94	(0.65)	(18)%	3.59
Price (per Mcfe)	4.90	1.60	48%	3.30	(0.30)	(8)%	3.60
Average prices after hedging
Oil (per bbl)	25.92	2.32	10%	23.60	1.81	8%	21.79
Natural gas (per Mcf)	4.27	1.35	46%	2.92	(0.70)	(19)%	3.62
Price (per Mcfe)	4.28	0.99	30%	3.29	(0.33)	(9)%	3.62

Oil and natural gas sales:
Volume variance		179,570			140,080
Price variance(1)		205,882			(28,928)
Total	813,882	385,452	90%	428,430	111,152	35%	317,278

Hedge settlements	(102,368)	(101,092)		(1,276)	(3,367)		2,091

Lease operating expense	101,032	11,704	13%	89,328	34,013	61%	55,315
Per Mcfe	0.61	(0.08)	(12)%	0.69	0.06	10%	0.63
Production taxes	45,659	21,705	91%	23,954	10,547	79%	13,407
Per Mcfe	0.27	0.09	50%	0.18	0.03	20%	0.15
Production taxes as a percent of sales(1)	6%	—	—	6%	2%	50%	4%
Transportation costs	13,355	5,394	68%	7,961	2,804	54%	5,157
Per Mcfe	0.08	.02	33%	0.06	—	—	0.06
Depletion, depreciation and amortization	260,604	57,511	28%	203,093	79,034	64%	124,059
Per Mcfe	1.57	0.01	1%	1.56	0.15	11%	1.41
General and administrative costs	30,079	6,450	27%	23,629	5,951	34%	17,678
Per Mcfe	0.18	—	—	0.18	(.02)	(10)%	0.20

(1)	Sales before hedging.

      The following table sets forth the changes in our results between years for certain items along with an estimate of how much those results were impacted by the recent major and other acquisitions for the years ended December 31, 2003, 2002 and 2001.

	Change 2003 vs. 2002			Change 2002 vs. 2001

	Acquisitions(1)	All Other	Total	Acquisitions(1)	All Other	Total

Average Daily Production
Oil (Mbbls/d)	1.3	(0.6)	0.7	6.8	1.4	8.2
Natural gas (Mmcf/d)	97.0	(2.1)	94.9	63.2	2.0	65.2
Mmcfe/d	105.0	(6.00)	99.0	104.3	10.1	114.4
Production
Oil (Mbbls)	492	(244)	248	2,501	497	2,998
Natural gas (Mmcf)	35,402	(759)	34,643	23,061	723	23,784
Mmcfe	38,354	(2,223)	36,131	38,067	3,705	41,772
Oil and natural gas sales:
Volume variance	$185,122	$(5,552)	$179,570	$125,108	$14,972	$140,080
Price variance(2)	7,120	198,762	205,882	13,052	(41,980)	(28,928)
Total	192,242	193,210	385,452	138,160	(27,008)	111,152
Lease operating expense	17,743	(6,039)	11,704	29,950	4,063	34,013
Production taxes	14,109	7,596	21,705	11,373	(826)	10,547
Transportation costs	4,501	893	5,394	2,852	(48)	2,804
Depletion, depreciation and amortization	49,893	7,618	57,511	60,872	18,162	79,034

(1)	Acquisitions include all acquisitions of producing properties and related assets during the years indicated, net of property divestitures for those years, plus additions from successful post-closing developmental drilling on the acquired properties.

(2)	Sales before hedging.

Comparison of Results of Operations — 2003 to 2002 and 2002 to 2001

      Revenues. Oil and natural gas revenues for 2003 increased by $385.5 million, or 90%, from $428.4 million in 2002 to $813.9 million in 2003. Increases in oil and natural gas prices accounted for $205.9 of the increase. Production from acquisitions accounted for $185.1 million of the increase and discoveries in the Gulf of Mexico accounted for $11.5 million of the increase. The increases were partially offset by natural declines in production in other existing properties. Production volumes increased 36.1 Bcfe from 129.9 Bcfe in 2002 to 166.0 Bcfe in 2003. Production from acquisitions accounted for 38.4 Bcfe of the increase and discoveries in the Gulf of Mexico accounted for 2.4 Bcfe of the increase. Oil prices before hedging increased 22% in 2003 compared to 2002 and natural gas prices before hedging increased 68% in 2003 compared to 2002 causing the average prices per Mcfe before hedging to increase 48%. Hedging transactions had the effect of reducing oil and natural gas revenues by $102.4 million in 2003, or $0.62 per Mcfe, and decreasing oil and natural gas revenues by $1.3 million in 2002, or $0.01 per Mcfe.

      Oil and natural gas revenues for 2002 increased by $111.2 million, or 35%, from $317.3 million in 2001 to $428.4 million in 2002. Production from acquisitions accounted for $125.1 million of the increase and discoveries in the Gulf of Mexico accounted for $24.6 million of the increase. The increases were partially offset by a decrease of 18% in natural gas prices before hedging and natural declines in other existing properties. Production volumes increased 41.8 Bcfe from 88.1 Bcfe in 2001 to 129.9 Bcfe in 2002. Production from acquisitions accounted for 38.1 Bcfe of the increase. Production volumes also increased 7.0 Bcfe from discoveries in the Gulf of Mexico and 1.6 Bcfe from the horizontal drilling program in the

Wiley Field. The increases in production volumes were partially offset by oil and natural gas production declines in the Gulf of Mexico developed properties. Hedging transactions had the effect of decreasing oil and natural gas revenues by $1.3 million in 2002, or $0.01 per Mcfe, and increasing oil and natural gas revenues by $2.1 million in 2001, or $0.02 per Mcfe in 2001.

      Lease Operating Expense. Lease operating expense for 2003 increased by $11.7 million, or 13%, from $89.3 million in 2002 to $101.0 million in 2003. Lease operating expenses from acquisitions accounted for $17.7 million of the increase. The increase was offset by decreases in workovers of $3.8 million, primarily in the Gulf of Mexico and the Southern divisions. On a per Mcfe basis, lease operating expense decreased from $0.69 in 2002 to $0.61 in 2003. The decrease on a per Mcfe basis was partially due to a $0.03 per Mcfe decrease in workovers. In addition, the Western division properties, which were acquired in December 2002, have lower lease operating costs per Mcfe than the properties in our Northern and Southern divisions.

      Lease operating expense for 2002 increased by $34.0 million, or 61%, from $55.3 million in 2001 to $89.3 million in 2002. Lease operating expenses from acquisitions accounted for $30.0 million of the increase. The remaining increase was primarily a result of increased production from offshore discoveries and workover expense in the Gulf of Mexico. On a per Mcfe basis, lease operating expense increased from $0.63 in 2001 to $0.69 in 2002. The increase on a per Mcfe basis was primarily due to nonrecurring workovers performed in 2002 at a rate of $0.06 per Mcfe.

      Production Taxes. Production taxes for 2003 increased by $21.7 million, or 91%, from $24.0 million in 2002 to $45.7 million in 2003. Acquisitions accounted for $14.1 million of the increase. The remainder of the increase is due to increases in oil and natural gas prices before hedges. As a percent of oil and natural gas revenues (excluding the effects of hedges), production taxes remained flat at 6% in 2002 and 2003.

      Production taxes for 2002 increased by $10.5 million, or 79%, from $13.4 million in 2001 to $24.0 million in 2002. Acquisitions accounted for $11.4 million of the increase. The increase from acquisitions was partially offset by a decrease in revenue from onshore properties as a result of a decrease in realized average oil and natural gas prices. As a percent of oil and natural gas revenues (excluding the effects of hedges), production taxes increased from 4% in 2001 to 6% in 2002. The increase in production taxes as a percent of revenue was primarily the result of acquisitions, which increased the number of onshore properties that are subject to production taxes.

      Transportation Costs. Transportation costs for 2003 increased by $5.4 million, or 68%, from $8.0 million in 2002 to $13.4 million in 2003. Acquisitions accounted for $4.5 million of the increase. On a per Mcfe basis, transportation costs increased from $0.06 in 2002 to $0.08 in 2003 as a result of the acquisition of the Western Division properties in December 2002, which have a higher transportation rate per unit than the properties in the other divisions.

      Transportation costs for 2002 increased by $2.8 million, or 54%, from $5.2 million in 2001 to $8.0 million in 2002. Acquisitions accounted for $2.9 million of the increase. On a per Mcfe basis, transportation costs remained flat at $0.06 in 2001 and 2002.

      Depletion, Depreciation and Amortization, or DD&A, Expense. DD&A expense increased $57.5 million in 2003, from $203.1 million in 2002 to $260.6 million in 2003. DD&A expense related to acquisitions caused $49.9 million of this increase. Discoveries in the Gulf of Mexico caused DD&A expense to increase $2.8 million. The remaining increase was primarily due to the additions from drilling of oil and natural gas properties during 2003. On a per Mcfe basis, DD&A expense remained relatively flat at $1.56 in 2002 and $1.57 in 2003.

      DD&A expense increased $79.0 million in 2002, from $124.1 million in 2001 to $203.1 million in 2002. DD&A expense related to acquisitions caused $60.9 million of this increase. Discoveries in the Gulf of Mexico caused DD&A expense to increase $17.6 million. The remaining increase was primarily due to the additions from drilling of oil and natural gas properties during 2002. On a per Mcfe basis, DD&A expense increased from $1.41 to $1.56 primarily due to discoveries in the Gulf of Mexico and acquisitions, which had a higher DD&A expense per Mcfe than our other properties.

      General and Administrative, or G&A, Expense. G&A expense increased $6.5 million in 2003, or 27%, from $23.6 million in 2002 to $30.1 million in 2003. The majority of the increase was due to additional staff required as a result of the acquisition of the Uinta Basin properties in December 2002, which caused an increase in salary and related benefit costs. On a per Mcfe basis, G&A expense remained flat at $0.18 in 2002 and 2003.

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

      Hedge Settlements, Non-hedge Derivative Settlements and Non-hedge Change in Fair Value of Derivatives. We recorded a realized loss related to hedging settlements of $102.4 million in 2003, compared to a realized loss of $1.3 million in 2002. The hedging losses had the effect of reducing oil and natural gas sales by $0.62 per Mcfe in 2003 and $0.01 per Mcfe in 2002. We recorded an unrealized net gain of $9.5 million in the non-hedge change in fair value of derivatives in 2003 compared to an unrealized net loss of $26.7 million for 2002. These gains and losses were the result of changes in fair value of derivative instruments that either did not qualify for hedge accounting or were not originally designated as hedges. Of the 2002 amount, $18.2 million of the loss was related to derivative contracts entered into in anticipation of the expected production from the acquisition of the Uinta Basin properties. Upon closing of the acquisition, the derivative contracts qualified for hedge accounting treatment. Net gains of $2.7 million and $0.8 million were recorded in 2003 and 2002, respectively, for non-hedge settlements of derivatives. The gains and losses relate to settlements of derivatives that under SFAS No. 133 do not qualify for hedge accounting.

      We recorded a realized loss of $1.3 million relating to hedging settlements in 2002, compared to a realized gain of $2.1 million in 2001. The hedging losses had the effect of reducing oil and natural gas sales by $0.01 per Mcfe in 2002 and increasing oil and natural gas sales by $0.02 per Mcfe in 2001. We recorded an unrealized net loss of $26.7 million in the non-hedge change in fair value of derivatives in 2002 compared to an unrealized net gain of $14.3 million for 2001. These gains and losses were the result of changes in fair value of derivative instruments that either did not qualify for hedge accounting or were not originally designated as hedges. Of the 2002 amount, $18.2 million of the loss was related to derivative contracts entered into in anticipation of the expected production from the acquisition of the Uinta Basin properties. Upon closing of the acquisition, the derivative contracts qualified for hedge accounting treatment. Net gains of $0.8 million and $15.3 million were recorded in 2002 and 2001, respectively, for non-hedge settlements of derivatives. The gains relate to settlements of derivatives that under SFAS No. 133 do not qualify for hedge accounting.

      Gain (Loss) on Sale of Operating Assets. For 2003, 2002, and 2001 we recorded a net gain of $6.6 million, and net losses of $1.7 million and $0.1 million, respectively, in connection with the sale of non-strategic properties. The gains and losses were calculated as the difference between the sales proceeds and the carrying value of the properties as of the date of the sale.

      Exploration Costs. Exploration costs for 2003 increased by $26.3 million, or 81%, from $32.4 million in 2002 to $58.7 million in 2003. Exploration costs for 2002 increased by $1.1 million, or 3%, from

$31.3 million in 2001 to $32.4 million in 2002. The following table sets forth the components of our 2003, 2002 and 2001 exploration costs:

	For the Year Ended December 31,

	2003	2002	2001

	(In thousands)
Geological and geophysical costs	$16,996	$10,078	$9,877
Unsuccessful property acquisitions	41	364	482
Delay rentals	2,405	2,401	1,681
Exploratory dry holes	39,289	19,547	19,273

	$58,731	$32,390	$31,313

      Impairment of Proved Properties. During 2003, 2002 and 2001, we recognized proved property impairments of $18.2 million, $19.7 million and $9.4 million, respectively. In 2003, $9.8 million resulted from declines in reserve value due to reserve volume reductions in under-performing fields in the Southern division, $0.8 million from unsuccessful drilling in the Southern division, $7.5 million from declines in reserves values due to reserve volume reductions in under-performing fields in the Gulf of Mexico and $0.1 million from declines in reserve values due to reserve volume reductions in under-performing fields in the Northern division. In 2002, $9.7 million of these impairments were attributable to unsuccessful development drilling in the Rocky Mountains and the remaining $10.0 million was primarily the result of a decline in oil and natural gas reserve values due to reserve volume reductions in under-performing fields located onshore and offshore. Impairments recorded in 2001 were as follows: $4.9 million resulting from unsuccessful development drilling in the Rocky Mountains, $1.4 million resulting from depressed oil and natural gas prices in the Rocky Mountains and Mid-Continent, $1.0 million resulting from unsuccessful development drilling in the Gulf of Mexico and $2.1 million resulting from depressed natural gas prices in the Gulf of Mexico.

      Impairment of Unproved Properties. In 2003, we recognized unproved property impairments of $12.7 million in the Gulf of Mexico, $7.7 million in the Northern division, $7.0 million in the Southern division and $0.2 million in the Western division due to expired leases and from an assessment of the exploration opportunities existing on such properties. In 2002, we recognized unproved property impairments of $10.0 million due to expired leases and from an assessment of the exploration opportunities existing on such properties. The impairments were for $4.0 million of leases held offshore, $3.4 million for leases held in Wyoming, $1.6 million for leases held in Texas and the remaining impairments were for various leases held in North Dakota and Louisiana. In 2001, we recognized unproved property impairments of $7.0 million on offshore leases, as a result of an assessment of the exploration opportunities existing on such properties.

      Stock Compensation Expense. In 2003, 2002 and 2001 we recorded $7.6 million, $4.3 million and $0.4 million, respectively, of stock compensation expense related to certain stock options as a result of applying the provisions of FASB Interpretation No. 44 and recorded $0.1 million, $0.3 million and $0.3 million, respectively, in expense related to the issuance of restricted stock.

      Other Income (Expense). Other expense for 2003 was ($55.7 million) compared to ($33.1 million) for 2002. Interest expense increased $21.4 million in 2003, as a result of the increase in the debt balance relating to acquisitions. In addition, we recorded a loss on debt retirement of $0.9 million related to the redemption of the 8 7/8% Senior Subordinated Notes due 2007 on May 5, 2003.

      Other expense for 2002 was ($33.1 million) compared to ($6.4 million) for 2001. Interest expense increased $21.6 million in 2002, as a result of the increase in the debt balance relating to acquisitions. Other income decreased $5.1 million as compared to 2001 primarily due to a decrease of $4.7 million in changes in fair values of interest rate swap contracts that were not designated as hedges for accounting purposes.

      Income Taxes. We recorded income tax expense of $39.6 million for 2003 ($25.4 million deferred and $14.2 million current) and an income tax benefit of $19.6 million ($17.5 million deferred and $2.1 million current) for 2002.

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

      A reporting issue has arisen regarding the application of certain provisions of SFAS No. 141 and SFAS No. 142 to companies in the extractive industries, including oil and natural gas companies. The issue is whether SFAS No. 142 requires registrants to classify the costs of mineral rights associated with extracting oil and natural gas as intangible assets in the balance sheet, apart from other capitalized oil and natural gas property costs, and to provide specific footnote disclosures. Historically, we have included the costs of mineral/ drilling rights associated with extracting oil and natural gas as tangible assets and as a component of oil and natural gas properties. If it is ultimately determined that SFAS No. 142 requires oil and natural as companies to classify costs of mineral rights associated with extracting oil and natural gas as a separate intangible assets line item on the balance sheet, we would be required to reclassify the amounts as follows:

	December 31,

	2003	2002

Intangible Assets:
Proved leasehold acquisition costs	$1,434,134,563	$1,089,490,036
Unproved leasehold acquisition costs	119,330,993	104,430,055

Total leasehold acquisition costs	1,553,465,556	1,193,920,091
Less accumulated depletion	(227,819,127)	(168,081,488)

Net leasehold acquisition costs	$1,325,646,429	$1,025,838,603

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

Liquidity and Capital Resources

      Historically, our primary sources of funds have been cash flow from our producing oil and gas properties, the issuance of debt and equity securities, borrowings under our bank credit facilities, and to a minor extent proceeds from sales of non-strategic properties. Our ability to access any of these sources of funds can be significantly impacted by unexpected decreases in oil and natural gas prices. To mitigate the effects of dramatic commodity price fluctuations we typically hedge between 20% and 40% of our expected production over the next two years. In addition we may hedge a larger proportion of our expected production from acquired properties in order to reduce the risk of receiving significantly lower revenues than anticipated at the time of acquisition.

      Our principal uses of funds have been for the exploitation, acquisition and exploration of oil and natural gas properties, operation of our business, interest payments, debt repayments and preferred stockholder dividends. Our expenditures for acquisitions are discretionary. In the event of an unexpected decrease in oil and natural gas prices, other planned capital expenditures can also be reduced, if necessary. If prices increase unexpectedly, we have more flexibility to pursue growth opportunities and to reduce our debt.

      Net cash provided by operating activities was $436.7 million for 2003 compared to $223.2 million for 2002. Net cash provided by operating activities in 2003 increased compared to 2002 due to a 90% increase in oil and natural gas sales as a result of the Southeast Texas and Uinta Basin acquisitions in 2002 and increases in oil and natural gas prices in 2003. Net cash provided by operating activities increased $27.9 million from $195.3 million for 2001 to $223.2 million for 2002 due to a 35% increase in production as a result of the Belco merger in 2001.

      Net cash used in investing activities was $596.4 million for 2003 compared to $814.2 million for 2002. Investing activities for 2003 included $332.8 million used for acquisitions and $277.0 million for exploitation and exploration activities, offset by proceeds from sales of properties of $13.4 million. Investing activities for 2002 included $147.6 million for exploitation and exploration activities and $679.9 million for acquisitions, offset by proceeds from sales of properties of $13.3 million. Net cash used in investing activities was $814.2 million for 2002 compared to $188.7 million for 2001. Investing activities for 2001 included $187.9 million for exploitation and exploration activities and $6.3 million for acquisitions, offset by proceeds from sales of properties of $5.5 million.

      Net cash provided by financing activities was $190.0 million for 2003 compared to $606.4 million in 2002. Financing activities for 2003 consisted of $413.9 million from the issuance of senior subordinated notes and borrowings under our revolving credit facility, offset by $226.3 million in repayment of long-term debt. See Financing Activities below for a more complete description of these activities. Financing activities for 2002 consisted of $639.0 million from the issuance of senior subordinated notes and borrowings under our revolving credit facility and $267.8 million from the issuance of common stock, offset by $285.0 million in repayment of long-term debt and new financing fees of $14.3 million. Net cash provided by financing activities was $0.8 million for 2001. Financing activities for 2001 reflected $577.6 million in repayment of long-term debt and new financing fees of $10.2 million, offset by $590.0 million in borrowings.

Capital Expenditures

      We anticipate that our capital expenditures, excluding acquisitions, for 2004 will be approximately $370 million. Our capital expenditures for 2003 were $281.0 million, excluding acquisitions and geological and geophysical costs of $17.0 million. We anticipate that our primary cash requirements for 2004 will include the funding of acquisitions, development projects and general working capital needs. We will continue to seek opportunities for acquisitions of proved reserves with substantial exploitation and exploration potential. The size and timing of capital requirements for acquisitions is inherently unpredictable and we therefore do not budget for them. We expect to fund our capital expenditures in 2004 through cash flow from operations and available capacity under our revolving credit facility.

      We believe that borrowings under our revolving credit facility, projected operating cash flows and cash on hand will be sufficient to meet the requirements of our business. However, future cash flows are subject to a number of variables including the level of production and oil and natural gas prices. We cannot assure you that operations and other capital resources will provide cash in sufficient amounts to maintain planned levels of capital expenditures or that increased capital expenditures will not be made. Actual levels of capital expenditures may vary significantly due to a variety of factors, including but not limited to:

•	drilling results;

•	product prices and hedging results;

•	industry conditions and outlook;

•	equipment availability and service sector costs; and

•	property acquisitions.

Financing Activity

      The following summarizes our contractual obligations at December 31, 2003 and the effect we expect such obligations to have on our liquidity and cash flow in future periods.

	Payments Due by Period

		Less Than			After
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years

	(In thousands)
Long term debt(1)	$980,885	$—	$262,000	$—	$718,885
Firm transportation agreements(2)	114,118	5,700	33,107	25,578	49,733
Non-cancelable operating leases	8,438	1,791	3,771	2,872	4

Total contractual cash obligations	$1,103,441	$7,491	$298,878	$28,450	$768,622

(1)	As of December 31, 2003, our long term debt was $980.9 million, consisting of $262.0 million in borrowings under the revolving credit facility (with an average interest rate of 2.9%) and $718.9 million representing the fair value of our outstanding 8 1/4% Senior Subordinated Notes Due 2011. The face amount of this debt is $700 million. On December 18, 2003, we borrowed $262.0 million under our revolving credit facility to fund the South Texas Acquisition.

(2)	Firm transportation agreements represent “ship or pay” arrangements whereby we have committed to ship certain volumes of gas for a fixed transportation fee. We have entered into these arrangements to aid us in moving our gas production to market.

Revolving Credit Facility

      On December 17, 2002, we entered into a revolving credit facility, as may be amended from time to time, with JPMorgan Chase Bank and Credit Suisse First Boston Corporation to replace our previous revolving credit facility. A maximum committed amount under our revolving credit facility is $600 million. Our revolving credit facility initially provided for a borrowing base of approximately $470 million. We made borrowings under our revolving credit facility to refinance our outstanding indebtedness under our previous revolving credit facility and to pay general corporate expenses.

      On October 15, 2003, our revolving credit facility was amended to increase the borrowing base from $470 million to $500 million. The amendment also eliminated limits on outstanding letters of credit, provided that the amount of letters of credit outstanding on any date does not exceed the lesser of the aggregate commitments under our revolving credit facility and the borrowing base then in effect, or if the borrowing base is not in effect on such date, the aggregate commitments under our revolving credit facility. The amendment also increased the basket allowed for purposes of providing cash collateral from $10 million to $20 million and deleted the requirement to mortgage our properties if the Company was not rated BB+ and Ba1 at December 31, 2003.

      The facility matures on December 16, 2006 and contains covenants and default provisions customary for similar credit facilities. Advances under our revolving credit facility are in the form of either an ABR loan or a Eurodollar loan. The interest on an ABR loan is a fluctuating rate based upon the highest of:

•	the rate of interest announced by JP Morgan Chase Bank, formerly known as The Chase Manhattan Bank, as its prime rate;

•	the secondary market rate for three month certificates of deposits plus 1%; or

•	the Federal funds effective rate plus 0.5%.

in each case plus a margin of 0% to 0.625% based upon the ratio of total debt to EBITDAX , as defined below, and the ratings of our senior unsecured debt as issued by Standard and Poor’s Rating Group and Moody’s Investor Services, Inc. EBITDAX is a non-GAAP financial measure, which for purposes of the Revolving Credit Facility, is defined to mean net income of the Company and its restricted subsidiaries determined on a consolidated basis in accordance with GAAP, plus (a) to the extent deducted from revenues in determining consolidated net income, (i) the aggregate amount of consolidated interest expense, (ii) the aggregate amount of letter of credit fees paid, (iii) the aggregate amount of income tax expense and (iv) all amounts attributable to depreciation, depletion, exploration, amortization and other non-cash charges and expenses, minus (b) to the extent included in revenues in determining consolidated net income, all non-cash extraordinary income, in each case determined on a consolidated basis in accordance with GAAP and without duplication of amounts.

      The interest on a Eurodollar loan is a fluctuating rate based upon the rate at which Eurodollar deposits in the London interbank market are quoted plus a margin of 1.000% to 1.875% based upon the ratio of total debt to EBITDAX and the ratings of our senior unsecured debt as issued by Standard and Poor’s Rating Group and Moody’s Investor Service, Inc.

      Our revolving credit facility contains various covenants and default provisions applicable to us and our restricted subsidiaries, including two financial covenants that require us to maintain a current ratio of not less than 1.0 to 1.0 and a ratio of EBITDAX to consolidated interest expense for the preceding four consecutive fiscal quarters of not less than 3.0 to 1.0. Commitment fees under our revolving credit facility range from 0.25% to 0.5% on the average daily amount of the available unused borrowing capacity based on the rating of our senior unsecured debt as issued by Standard and Poor’s Rating Group and Moody’s Investor Service, Inc.

      Under the terms of our revolving credit facility we must meet certain tests before we are able to declare or pay any dividend on (other than dividends payable solely in equity interest of the Company other than disqualified stock), or make any payment of, or set apart assets for a sinking or other analogous fund for the purchase, redemption, defeasance, retirement or other acquisition of, any share of any class of equity interest of us or any of our restricted subsidiary, whether now or hereafter outstanding, or make any other distribution in respect thereof, either directly or indirectly, whether in cash or property or in obligations of the Company or any restricted subsidiary. Other covenants include restrictions on incurring additional indebtedness, liens, and guarantee obligations; limitations on fundamental changes and sales of assets; restrictions on making certain investments, loans or advances; limitations on optional redemption of subordinated indebtedness; restrictions on transacting with affiliates, changing lines of business and entering into certain hedging agreements; and limitations on sale and leasebacks and use of proceeds.

      As of December 31, 2003, we had borrowings of $262.0 million (with an average interest rate of 2.9%) and letters of credit issued of approximately $73.6 million outstanding under our revolving credit facility, and available unused borrowing capacity of approximately $164.4 million. The letters of credit were issued primarily in connection with the margin requirements of our oil and gas derivative contracts. As of February 19, 2004, we had borrowings of $262.0 million, letters of credit issued of approximately $50.9 million, and available unused borrowing capacity of approximately $187.1 million.

8 1/4% Senior Subordinated Notes Due 2011

      On April 3, 2003, we issued $125 million in additional principal amount of our 8 1/4% Senior Subordinated Notes Due 2011 pursuant to Rule 144A and Regulation S under the Securities Act of 1933 (the “Securities Act”) at a price of 106% of the principal amount, with accrued interest from November 1, 2002. The 2003 notes were issued as additional debt securities under the indenture pursuant to which, on November 5, 2001, we issued $275 million of 8 1/4% Senior Subordinated Notes Due 2011 and on December 17, 2002, we issued $300 million of 8 1/4% Senior Subordinated Notes Due 2011. All of the 2001 and 2002 notes were subsequently exchanged on March 14, 2002 and March 12, 2003, respectively, for equal principal amounts of notes having substantially identical terms and registered under the Securities Act. The proceeds from the 2003 notes were used to fund the redemption of our 8 7/8% Senior

Subordinated Notes due 2007 (described below) on May 5, 2003 and to reduce the indebtedness under our revolving credit facility. We have agreed to file an exchange offer registration statement, or under certain circumstances, a shelf registration statement, pursuant to a registration rights agreement relating to the 2003 notes. On June 4, 2003, we filed the exchange offer registration statement, as amended on September 12, 2003 and February 5, 2004, relating to the 2003 notes, which was declared effective by the SEC on February 9, 2004. We are currently offering to exchange up to $125 million aggregate principal amount of our 8 1/4% Senior Subordinated Notes Due 2011 that have been registered under the Securities Act for an equal principal amount of the 2003 notes. We expect to consummate the exchange offer in March of 2004.

      The notes are senior subordinated unsecured obligations of Westport and are fully and unconditionally guaranteed on a senior subordinated basis by some of our existing and future restricted subsidiaries. The notes mature on November 1, 2011. We pay interest on the notes semiannually on May 1 and November 1. On November 1, 2003, we paid additional interest of 0.5% per annum on the 2003 notes, which accrued from October 1, 2003, and will continue to pay such additional interest, accruing from November 1, 2003 until we consummate the exchange offer contemplated in the exchange offer registration statement. We are entitled to redeem the notes in whole or in part on or after November 1, 2006 for the redemption price set forth in the notes. Prior to November 1, 2006, we are entitled to redeem the notes, in whole but not in part, at a redemption price equal to the principal amount of the notes plus a premium. There is no sinking fund for the notes.

8 7/8% Senior Subordinated Notes due 2007

      In connection with the merger with Belco, we assumed $147 million face amount, $149 million fair value, of Belco’s 8 7/8% Senior Subordinated Notes due 2007. On November 1, 2001, approximately $24.3 million face amount of these notes was tendered to us pursuant to the change of control provisions of the related indenture. The tender price was equal to 101% of the principal amount of each note plus accrued and unpaid interest as of October 29, 2001. Including the premium and accrued interest, the total amount paid was $24.8 million. We used borrowings under our revolving credit facility to fund the repayment. No gain or loss was recorded in connection with the redemption as the fair value of the 8 7/8% Senior Subordinated Notes recorded in connection with the merger with Belco equaled the redemption cost. On May 5, 2003, we redeemed the remaining outstanding 8 7/8% Senior Subordinated Notes due 2007 in the aggregate principal amount of approximately $123 million. Including the premium and accrued interest, the total amount paid to redeem these notes was $129.7 million. The redemption was funded with the proceeds from the offering of $125 million aggregate principal amount of the 8 1/4% Senior Subordinated Notes Due 2011, issued on April 3, 2003. The remaining proceeds were used to reduce indebtedness under the Revolving Credit Facility. We recorded a $0.9 million loss in connection with the redemption of the 8 7/8% Senior Subordinated Notes due 2007.

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

      For 2003 we recorded increases in operating revenues from non-hedge CPRM settlements in the amount of $2.7 million, which includes ($1.0) million of cash settlements and non-hedge change in fair value of derivatives of $9.5 million, including $2.9 million of ineffectiveness loss.

      For 2003, we recorded hedging settlement losses in the amount of $102.4 million, which includes cash losses of $105.4 million.

      For 2002, we recorded increases in operating revenues from non-hedge CPRM settlements in the amount of $0.8 million, which includes ($2.9) million of cash settlements and non-hedge change in fair value of derivatives of ($26.7) million, including ($0.1) million in ineffectiveness. The majority or $18.2 million of the non-hedge loss in fair value of derivatives was related to derivative contracts entered into in anticipation of the expected production from the Uinta Basin properties we acquired in December of 2002. Upon closing of such acquisition, the derivative contracts qualified for hedge accounting treatment.

      For 2002, we recorded hedging settlement losses in the amount of $1.3 million, which includes cash losses of $8.2 million.

      For 2001, we recorded an increase in operating revenues from non-hedge CPRM settlements in the amount of $15.3 million, which includes $3.6 million of cash settlements and non-hedge change in fair value of derivative of $14.3 million.

      For 2001, we recorded hedging settlement gains in the amount of $2.1 million, which include cash losses of $4.5 million.

      As of February 13, 2004, the Company had the following CPRM transactions in place covering hedge and non-hedge positions:

•	4.8 Mmbbls of oil and 71.3 Bcf of natural gas subject to CPRM contracts for 2004. Of these contracts, all of the oil and 60.3 Bcf of the natural gas contracts are subject to weighted average floor prices of $25.41 per barrel and $4.20 per Mmbtu and weighted average NYMEX ceiling prices of $26.44 per barrel and $4.34 per Mmbtu, respectively, excluding the effect, if any, of the three-way floor price. The remaining 2004 natural gas CPRM contract settlements are calculated based on the Northwest Pipeline Rocky Mountain Index, or NWPRM, at a weighted average swap price of $3.33 per Mmbtu. In addition, included in the 71.3 Bcf of natural gas contracts are basis swaps covering 3.7 Bcf of natural gas for 2004 that lock in the pricing differential between NYMEX and NWPRM at a weighted average price differential of $0.66 per Mmbtu and 9.2 Bcf of natural gas for 2004 that lock in the pricing differential between NYMEX and Colorado Interstate Gas Index, or CIG, at a weighted average price differential of $0.76 per Mmbtu.

•	2.6 Mmbbls of oil and 42.0 Bcf of natural gas subject to CPRM contracts for 2005 with a weighted average NYMEX floor price of $25.92 per barrel and $4.25 per Mmbtu and a weighted average NYMEX ceiling price of $28.23 per barrel and $5.02 per Mmbtu. In addition, included in the 42.0 Bcf of natural gas contracts are basis swaps covering 3.7 Bcf of natural gas for 2005 that lock in the pricing differential between NYMEX and NWPRM at a weighted average price differential of $0.78 per Mmbtu.

•	0.7 Mmbbls of oil and 7.3 Bcf of natural gas subject to CPRM contracts for 2006 with a weighted average NYMEX floor price of $25.00 per barrel and $4.00 per Mmbtu and a weighted average NYMEX ceiling price of $28.65 per barrel and $6.00 per Mmbtu.

      The table below provides details about the volumes and prices of all open CPRM hedge commitments as of February 13, 2004:

	2004	2005	2006

Hedges
Gas
NYMEX Price Swaps Sold — receive fixed price (thousand Mmbtu)(1)	40,260	20,075		—
Average price per Mmbtu	$4.42	$4.42	$
NWPRM Price Swaps Sold — receive fixed price (thousand Mmbtu)(2)	10,980	—		—
Average price per Mmbtu	$3.33	$—		$—
NYMEX Collars Sold (thousand Mmbtu)(3)	16,380	21,900		—
Average floor price per Mmbtu	$3.70	$4.09		$—
Average ceiling price per Mmbtu	$4.00	$5.57		$—
NYMEX Three-way Collars (thousand Mmbtu)(3)(4)	3,660	—		7,300
Average floor price per Mmbtu	$4.00	—		$4.00
Average ceiling price per Mmbtu	$5.00	—		$6.00
Three-way average floor price per Mmbtu	$3.15	$—		$3.04
Basic Swaps versus NYMEX(5)
NWPRM (thousand Mmbtu)	3,660	3,650		—
Average differential price per Mmbtu	$0.66	$0.78		$—
CIG (thousand Mmbtu)	9,150	—		—
Average differential price per Mmbtu	$0.76	$—		$—
Oil
NYMEX Price Swaps Sold — receive fixed price (Mbbls)(1)	3,294	730		—
Average price per bbl	$25.87	$28.23		$—
NYMEX Three-way Collars (Mbbls)(3)(4)	1,464	1,825		730
Average floor price per bbl	$24.38	$25.00		$25.00
Average ceiling price per bbl	$27.71	$28.23		$28.65
Three-way average floor price per bbl	$19.25	$20.93		$20.88

(1)	For any particular NYMEX swap sold transaction, the Counterparty is required to make a payment to Westport in the event that the NYMEX Reference Price for any settlement period is less than the swap price for such hedge, and Westport is required to make a payment to the Counterparty in the event that the NYMEX Reference Price for any settlement period is greater than the swap price for such hedge.

(2)	For any particular NWPRM swap sold transaction, the Counterparty is required to make a payment to Westport in the event that the NWPRM Index Price for any settlement period is less than the swap price for such hedge, and Westport is required to make a payment to the Counterparty in the event that the NWPRM Index Price for any settlement period is greater than the swap price for such hedge.

(3)	For any particular NYMEX collar transaction, the counterparty is required to make a payment to Westport if the average NYMEX Reference Price for the reference period is below the floor price for such transaction, and Westport is required to make payment to the counterparty if the average NYMEX Reference Price is above the ceiling price of such transaction.

(4)	Three way collars are settled as described in footnote (3) above, with the following exception: if the NYMEX Reference Price falls below the three-way floor price, the average floor price is reduced by the amount the NYMEX Reference Price is below the three-way floor price. For example, if the NYMEX Reference Price is $18.00 per bbl during the term of the 2004 three-way collars, then the average floor price would be $23.13 per bbl.

(5)	For any particular basis swap versus NYMEX, the counterparty is required to make a payment to Westport in the event that the difference between the NYMEX Reference Price and the applicable published index (NWPRM or CIG) for any settlement period is greater than the swap differential price for such hedge, and Westport is required to make a payment to the counterparty in the event that the difference between the NYMEX Reference Price and the applicable published index (NWPRM or CIG) for any settlement period is less than the swap differential price for such hedge.

Interest Rate Swap Agreements

      The following table summarizes the interest rate swap contracts we currently have in place:

Current estimated
Notional Amount	Transaction Date	Expiration Date	rate

$100 million	November 2001	November 1, 2011	LIBOR + 2.42%
$ 50 million	January 2003	November 1, 2011	LIBOR + 3.37%
$ 40 million	January 2003	November 1, 2011	LIBOR + 3.55%
$ 50 million	January 2003	November 1, 2011	LIBOR + 3.42%

      We entered into the interest rate swap contracts above to hedge the fair value of a portion of the 8 1/4% Senior Subordinated Notes Due 2011. Because these swaps meet the conditions to qualify for the “short cut” method of assessing effectiveness under the provisions of SFAS 133, the change in the fair value of the debt is assumed to equal the change in the fair value of the interest rate swap. As such, there is no ineffectiveness assumed to exist between the interest rate swap and the notes.

      The interest rate swaps are fixed for floating swaps in that we receive the fixed rate of 8.25% and pay the floating rate. The floating rate is redetermined every six months based on the London Interbank Offered Rate, or LIBOR, rate in effect at the contractual reset date. When LIBOR plus the applicable margin shown above is less than 8.25%, we receive a payment from the counterparty equal to the difference in rate times the notional amount. When LIBOR plus the applicable margin shown above is greater than 8.25%, we pay the counterparty the difference in rate times the notional amount. As of December 31, 2003, we recorded a derivative asset of $4.7 million related to the interest rate swaps, which have been designated as fair value hedges, with a corresponding debt increase. Based on the fair value of the interest rate swaps at December 31, 2003, we could expect to receive cash flows of approximately $0.6 million per year through 2011.

      In September 2002, the Company terminated an interest rate swap on the 8 7/8% Senior Subordinated Notes due 2007 resulting in the receipt of a $3.7 million fair value gain, which was added to the outstanding balance of the notes and was amortized until May 5, 2003, the date of redemption of all of our outstanding 8?% Senior Subordinated Notes due 2007.

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

      Andersen’s report on the Company’s financial statements for the fiscal year ended December 31, 2001 did not contain an adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty or audit scope. In addition, there were no modifications as to accounting principles except that the audit report of Andersen for the fiscal year ended December 31, 2001 contained an explanatory paragraph with respect to the change in the method of accounting for derivative instruments effective January 1, 2001 as required by the Financial Accounting Standards Board. During fiscal year ended December 31, 2001 and the period from January 1, 2002 through the date of Andersen’s termination, there were no disagreements between us and Andersen on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Andersen, pursuant to Item 304(a)(1) of Regulation S-K, would have caused it to make reference to the subject matter of the disagreements in its report.

      In April of 2002 as required under the regulations of the Securities and Exchange Commission, or the SEC, we provided Andersen with a copy of our disclosure in connection with this matter and requested Andersen to furnish us with a letter addressed to the SEC stating whether it agreed with our statements and, if not, stating the respects in which it did not agree. Andersen’s letter was filed as Exhibit 16.1 to our Current Report on Form 8-K filed with the SEC on April 15, 2002.

      Effective April 9, 2002, we engaged KPMG LLP, or KPMG, as our new independent accountants for the fiscal year ending December 31, 2002. The decision to appoint KPMG was recommended by the Audit Committee of the Board of Directors and was approved by the Board of Directors on April 9, 2002.

      During the two most recent fiscal years and through the date of Andersen’s termination, we did not consult with KPMG regarding any of the matters or events set forth in Item 304(a)(2) of Regulation S-K.

ITEM 9A.	CONTROLS AND PROCEDURES

      Our Chairman of the Board and Chief Executive Officer and our Chief Financial Officer (our principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of a date within 90 days prior to the date of the filing of this annual report on Form 10-K, that our disclosure controls and procedures are effective to ensure that information we are required to disclose in the reports filed or submitted by us under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Chairman of the Board and Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

      There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of such evaluation.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The information called for by Item 10 of this report is incorporated by reference from the section entitled “Management” of our definitive Proxy Statement to be filed with the SEC pursuant to Regulation 14A under the Exchange Act.

ITEM 11.	EXECUTIVE COMPENSATION

      The information called for by Item 11 of this report is incorporated by reference from the section entitled “Executive Compensation” of our definitive Proxy Statement to be filed with the SEC pursuant to Regulation 14A under the Exchange Act.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The information called for by Item 12 of this report is incorporated by reference from the section entitled “Security Ownership of Certain Beneficial Owners and Management” of our definitive Proxy Statement to be filed with the SEC pursuant to Regulation 14A under the Exchange Act.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information called for by Item 13 of this report is incorporated by reference from the section entitled “Transactions with Related Parties” of our definitive Proxy Statement to be filed with the SEC pursuant to Regulation 14A under the Exchange Act.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

      The information called by Item 14 of this report is incorporated by reference from the section entitled “Principal Accounting Fees and Services” of our definitive Proxy Statement to be filed with the SEC pursuant to Regulation 14A under the Exchange Act.

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

3. Exhibits: The following documents are filed as exhibits to this report:

Exhibit No.		Exhibit Description

1.1	—	Purchase Agreement, dated as of March 27, 2003, by and among Westport, subsidiary guarantors party thereto and Lehman Brothers Inc. (incorporated by reference to Exhibit 1 to Westport’s Registration Statement on Form S-4 (Registration No. 333-105834), filed with the SEC on June 4, 2003).
1.2	—	Stock Purchase Agreement, dated as of November 15, 2002, by and among Westport, Spindrift Partners, L.P., Spindrift Investors (Bermuda) L.P., Global Natural Resources III and Global Natural Resources III L.P. (incorporated by reference to Exhibit 1 to Westport’s Registration Statement on Form S-3 (Registration No. 333-102281), filed with the SEC on December 31, 2002).

Exhibit No.		Exhibit Description

2.1	—	Agreement and Plan of Merger, dated as of March 9, 2000, by and among Westport Oil and Gas Company, Inc., Westport Energy Corporation, Equitable Production Company, Equitable Production (Gulf) Company and EPGC Merger Sub Corporation (incorporated by reference to Exhibit 2.1 to the Registration Statement on Form S-1 of Westport Resources Corporation, a Delaware corporation (Registration No. 333-40422), filed with the SEC on June 29, 2000).
2.2	—	Agreement and Plan of Merger, dated as of June 8, 2001, among Belco and Westport Resources Corporation, a Delaware corporation (incorporated by reference to Exhibit 2.1 to Belco’s Registration Statement on Form S-4/A (Registration No. 333-64320), filed with the SEC on July 24, 2001).
2.3	—	Purchase and Sale Agreement, dated November 6, 2002, among Westport and certain affiliates of El Paso Corporation parties thereto (incorporated by reference to Exhibit 2 to Westport’s Current Report on Form 8-K/A, filed with the SEC on December 27, 2002).
3.1	—	Amended Articles of Incorporation of Westport (incorporated by reference to Exhibit 3.1 to Westport’s Registration Statement on Form 8-A/A, filed with the SEC on August 31, 2001).
3.2	—	Certificate of Amendment to Amended Articles of Incorporation of Westport, dated March 5, 2003 (incorporated by reference to Exhibit 3.2 to Westport’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, filed with the SEC on May 8, 2003).
3.3	—	Third Amended and Restated Bylaws of Westport, effective as of October 1, 2003 (incorporated by reference to Exhibit 3.3 to Westport’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, filed with the SEC on November 14, 2003).
4.1	—	Specimen Certificate for shares of Common Stock of Westport (incorporated by reference to Exhibit 4.1 to Westport’s Registration Statement on Form 8-A/A, filed with the SEC on August 31, 2001).
4.2	—	Specimen Certificate for shares of 6 1/2% Convertible Preferred Stock of Westport (incorporated by reference to Exhibit 4 to Westport’s Registration Statement on Form 8-A/A, filed with the SEC on August 31, 2001).
4.3	—	Third Amended and Restated Shareholders Agreement, dated as of February 14, 2003, among Westport, ERI, Medicor Foundation, WELLC and certain stockholders named therein (incorporated by reference to Exhibit 4.3 to Westport’s Annual Report on Form 10-K for the year ended December 31, 2002, filed with the SEC on March 10, 2003).
4.4	—	Termination and Voting Agreement, dated as of October 1, 2003, among Westport, ERI, WELLC, Medicor and certain stockholders named therein (incorporated by reference to Exhibit 4.5 to Westport’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, filed with the SEC on November 14, 2003).
4.5	—	Registration Rights Agreement, dated as of October 1, 2003, among Westport, ERI, WELLC, Medicor and certain stockholders named therein (incorporated by reference to Exhibit 4.6 to Westport’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, filed with the SEC on November 14, 2003).
4.6	—	Registration Rights Agreement, dated as of April 3, 2003, among Westport, subsidiary guarantors party thereto and Lehman Brothers Inc. (incorporated by reference to Exhibit 4.7 to Westport’s Registration Statement on Form S-4 (Registration No. 333-105834), filed with the SEC on June 4, 2003).
4.7	—	Indenture, dated as of November 5, 2001, among Westport, subsidiary guarantors from time to time party thereto and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.4 to Westport’s Registration Statement on Form S-4 (Registration No. 333-77060), filed with the SEC on January 18, 2002).
4.8	—	First Supplemental Indenture, dated as of December 31, 2001, among Westport, existing subsidiary guarantors party thereto, new subsidiary guarantors named therein and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.5 to Westport’s Registration Statement on Form S-4 (Registration No. 333-77060), filed with the SEC on January 18, 2002).

Exhibit No.		Exhibit Description

4.9	—	Second Supplemental Indenture, dated as of December 17, 2002, among Westport, existing subsidiary guarantors party thereto, new subsidiary guarantors named therein and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.9 to Westport’s Registration Statement on Form S-4 (Registration No. 333-102705), filed with the SEC on January 24, 2003).
4.10	—	Third Supplemental Indenture, dated as of April 3, 2003, among Westport, subsidiary guarantors party thereto and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.11 to Westport’s Registration Statement on Form S-4 (Registration No. 333-105834), filed on June 4, 2003).
4.11	—	Certificate of Designations of 6 1/2% Convertible Preferred Stock dated March 5, 1998 (incorporated by reference to Exhibit 4.1 of Belco’s Current Report on Form 8-K, filed on March 11, 1998).
4.12	—	Form of 8 1/4% Note (contained in the Indenture listed as Exhibit 4.4 above) (incorporated by reference to Exhibit 4.4 to Westport’s Registration Statement on Form S-4 (Registration No. 333-77060), filed with the SEC on January 18, 2002).
4.13	—	Form of Indenture for Senior Debt Securities (incorporated by reference to Exhibit 4.1 to Belco’s Amendment No. 1 to the Registration Statement on Form S-3 (Registration No. 333-42107), filed with the SEC on December 23, 1997).
4.14	—	Form of Indenture for Subordinated Debt Securities (incorporated by reference to Exhibit 4.2 to Belco’s Amendment No. 1 to the Registration Statement on Form S-3 (Registration No. 333-42107), filed with the SEC on December 23, 1997).
10.1	—	Credit Agreement, dated as of December 17, 2002, among Westport, certain lenders from time to time party thereto, Credit Suisse First Boston Corporation, as syndication agent, JPMorgan Chase Bank, as administrative agent and issuing bank, certain documentation agents party thereto, Wachovia Bank, N.A., as senior managing agent, and certain managing agents named therein (incorporated by reference to Exhibit 10.1 to Westport’s Registration Statement on Form S-4 (Registration No. 333-102705), filed with the SEC on January 24, 2003).
10.2	—	First Amendment to Credit Agreement, dated as of October 15, 2003, among Westport, subsidiary guarantors party thereto, JPMorgan Chase Bank, as administrative agent, and certain other lenders named therein (incorporated by reference to Exhibit 10.1 to Westport’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, filed with the SEC on November 14, 2003).
10.3	—	Subsidiary Guarantee, dated as of December 17, 2002, by each subsidiary guarantor party thereto in favor of JPMorgan Chase Bank, as administrative agent for certain lenders and creditors (incorporated by reference to Exhibit 10.2 to Westport’s Registration Statement on Form S-4 (Registration No. 333-102705), filed with the SEC on January 24, 2003).
10.4	—	Westport Resources Corporation 2000 Stock Incentive Plan, as amended on August 21, 2001 (incorporated by reference to Exhibit 4.4 to Westport’s Registration Statement on Form S-8, filed with the SEC on August 31, 2001).
10.5	—	Westport Resources Corporation Annual Incentive Plan 2000 (incorporated by reference to Exhibit 10.6 to Old Westport’s Registration Statement on Form S-1 (Registration No. 333-40422), filed with the SEC on June 29, 2000).
10.6	—	Employment Agreement, effective as of April 1, 2002, between Westport and Donald D. Wolf (incorporated by reference to Exhibit 10.1 to Westport’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, filed with the SEC on May 13, 2002).
10.7	—	Employment Agreement, effective as of April 1, 2002, between Westport and Barth E. Whitham (incorporated by reference to Exhibit 10.2 to Westport’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, filed with the SEC on May 13, 2002).
10.8	—	Form of Indemnification Agreement between Westport and its officers and directors (incorporated by reference to Exhibit 10.1 to Westport’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, filed with the SEC on August 14, 2002).

Exhibit No.		Exhibit Description

10.9	—	Belco Oil & Gas Corp. 1996 Nonemployee Directors’ Stock Option Plan (incorporated by reference to Exhibit 10.1 of Belco’s Registration Statement on Form S-1 (Registration No. 333-1034), filed with the SEC on February 6, 1996).
10.10	—	First Amendment to Belco Oil & Gas Corp. 1996 Nonemployee Directors’ Stock Option Plan (incorporated by reference to Exhibit 10.1 of Belco’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, filed with the SEC on August 13, 1999).
10.11	—	Belco Oil & Gas Corp. 1996 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 of Belco’s Registration Statement on Form S-1 (Registration No. 333-1034), filed with the SEC on February 6, 1996).
10.12	—	First Amendment to Belco Oil & Gas Corp. 1996 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 of Belco’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, filed with the SEC on August 14, 2000).
10.13	—	Form of Indemnification Agreement between Belco and its officers and directors (incorporated by reference to Exhibit 10.6 of Belco’s Registration Statement on Form S-1 (Registration No. 333-1034), filed with the SEC on February 6, 1996).
10.14	—	Belco Oil & Gas Corp. Retention and Severance Benefit Plan dated June 8, 2001 (incorporated by reference to Exhibit 10.18 to Belco’s Registration Statement on Form S-4/A (Registration No. 333-64320), filed with the SEC on July 24, 2001).
10.15	—	Amended and Restated Well Participation Letter Agreement dated as of December 31, 1992 between Chesapeake Operating, Inc. and Belco, as amended by (i) Letter Agreement dated April 14, 1983, (ii) Amendment dated December 31, 1993, and (iii) Third Amendment dated December 30, 1994 (incorporated by reference to Exhibit 10.7 of Belco’s Registration Statement on Form S-1 (Registration No. 333-1034), filed with the SEC on February 6, 1996).
10.16	—	Sale Agreement (Independence) dated as of June 10, 1994 between Chesapeake Operating, Inc. and Belco (incorporated by reference to Exhibit 10.10 of Belco’s Registration Statement on Form S-1 (Registration No. 333-1034), filed with the SEC on February 6, 1996).
10.17	—	Sale and Area of Mutual Interest Agreement (Greater Giddings) dated as of December 30, 1994 between Chesapeake Operating, Inc. and Belco (incorporated by reference to Exhibit 10.12 of Belco’s Registration Statement on Form S-1 (Registration No. 333-1034), filed with the SEC on February 6, 1996).
10.18	—	Golden Trend Area of Mutual Interest Agreement dated as of December 17, 1992 between Chesapeake Operating, Inc. and Belco (incorporated by reference to Exhibit 10.13 of Belco’s Registration Statement on Form S-1 (Registration No. 333-1034), filed with the SEC on February 6, 1996).
10.19	—	Form of Participation Agreement for Belco Oil & Gas Corp. 1992 Moxa Arch Drilling Program (incorporated by reference to Exhibit 10.15 of Belco’s Registration Statement on Form S-1 (Registration No. 333-1034), filed with the SEC on February 6, 1996).
10.20	—	Form of Offset Participation Agreement to the Moxa Arch 1992 Offset Drilling Program (incorporated by reference to Exhibit 10.16 of Belco’s Registration Statement on Form S-1 (Registration No. 333-1034), filed with the SEC on February 6, 1996).
10.21	—	Form of Participation Agreement for Belco Oil & Gas Corp. 1993 Moxa Arch Drilling Program (incorporated by reference to Exhibit 10.17 of Belco’s Registration Statement on Form S-1 (Registration No. 333-1034), filed with the SEC on February 6, 1996).
10.22	—	Change in Control Severance Protection Agreement, dated as of December 1, 2001, between Westport and Grant W. Henderson (incorporated by reference to Exhibit 10.24 to Westport’s Registration Statement on Form S-4 (Registration No. 333-77060), filed with the SEC on January 18, 2002).
10.23	—	Change in Control Severance Protection Agreement, dated as of December 1, 2001, between Westport and Lon McCain (incorporated by reference to Exhibit 10.25 to Westport’s Registration Statement on Form S-4 (Registration No. 333-77060), filed with the SEC on January 18, 2002).

Exhibit No.			Exhibit Description

10.24		—	Change in Control Severance Protection Agreement, dated as of December 1, 2001, between Westport and Kenneth D. Anderson (incorporated by reference to Exhibit 10.26 to Westport’s Registration Statement on Form S-4 (Registration No. 333-77060), filed with the SEC on January 18, 2002).
10.25		—	Change in Control Severance Protection Agreement, dated as of December 1, 2001, between Westport and Lynn S. Belcher (incorporated by reference to Exhibit 10.27 to Westport’s Registration Statement on Form S-4 (Registration No. 333-77060), filed with the SEC on January 18, 2002).
10.26		—	Change in Control Severance Protection Agreement, dated as of December 1, 2001, between Westport and Brian K. Bess (incorporated by reference to Exhibit 10.28 to Westport’s Registration Statement on Form S-4 (Registration No. 333-77060), filed with the SEC on January 18, 2002).
10.27		—	Change in Control Severance Protection Agreement, dated as of December 1, 2001, between Westport and Howard L. Boigon (incorporated by reference to Exhibit 10.29 to Westport’s Registration Statement on Form S-4 (Registration No. 333-77060), filed with the SEC on January 18, 2002).
10.28		—	Change in Control Severance Protection Agreement, dated as of February 1, 2003, between Westport and Carter Mathies (incorporated by reference to Exhibit 10.28 to Westport’s Annual Report on Form 10-K for the year ended December 31, 2002, filed with the SEC on March 10, 2003).
10.29		—	Change in Control Severance Protection Agreement, effective as of June 9, 2003, between Westport and Peter M. Mueller (incorporated by reference to Exhibit 10.1 to Westport’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed with the SEC on August 14, 2003).
*10	.30	—	Change in Control Severance Protection Agreement, dated as of January 2, 2004, between Westport and Allan D. Keel.
21		—	List of Subsidiaries of Westport (incorporated by reference to Exhibit 21 to Westport’s Registration Statement on Form S-4/A (Registration No. 333-105834), filed with the SEC on February 5, 2004).
*23	.1	—	Consent of Independent Public Accountants, KPMG LLP.
*23	.2	—	Consent of Ryder Scott Company, L.P.
*23	.3	—	Consent of Netherland, Sewell & Associates, Inc.
*24	.1	—	Power of Attorney (included on the signature page of this Annual Report on Form 10-K).
*31	.1	—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer of Westport.
*31	.2	—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer of Westport.
*32	.1	—	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer of Westport.
*32	.2	—	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer of Westport.

*	Filed herewith.

      Certain of the exhibits to this filing contain schedules which have been omitted in accordance with applicable regulations. Westport undertakes to furnish supplementally a copy of any omitted schedule to the Securities and Exchange Commission upon request.

      (b) Reports on Form 8-K.

•	Current Report on Form 8-K (Item 5) filed on October 6, 2003 by Westport;

•	Current Report on Form 8-K (Item 12) filed on November 4, 2003 by Westport;

•	Current Report on Form 8-K (Item 5) filed on November 6, 2003 by Westport;

•	Current Report on Form 8-K (Item 5) filed on December 5, 2003 by Westport; and

•	Current Report on Form 8-K (Item 5) filed on December 30, 2003 by Westport.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 4, 2004

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

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated on March 4, 2004:

Signature	Title

/s/ DONALD D. WOLF Donald D. Wolf	Chairman of the Board, Chief Executive Officer (Principal Executive Officer) and Director

/s/ LON MCCAIN Lon McCain	Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

/s/ KENNETH D. ANDERSON Kenneth D. Anderson	Vice President — Accounting (Principal Accounting Officer)

/s/ MICHAEL L. BEATTY Michael L. Beatty	Director

/s/ LAURENCE D. BELFER Laurence D. Belfer	Director

/s/ RICHARD D. DOLE Richard D. Dole	Director

Signature	Title

/s/ JAMES M. FUNK James M. Funk	Director

/s/ DAVID L. PORGES David L. Porges	Director

/s/ MICHAEL RUSSELL Michael Russell	Director

/s/ ROBERT F. SEMMENS Robert F. Semmens	Director

/s/ RANDY STEIN Randy Stein	Director

/s/ WILLIAM F. WALLACE William F. Wallace	Director

INDEPENDENT AUDITORS’ REPORT

The Board of Directors Westport Resources Corporation:

      We have audited the 2003 and 2002 consolidated financial statements of Westport Resources Corporation (a Nevada corporation) and subsidiaries as listed in the accompanying index. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The 2001 consolidated financial statements of Westport Resources Corporation and subsidiaries as listed in the accompanying index were audited by other auditors who have ceased operations. Those auditors’ report, dated March 1, 2002, on those consolidated financial statements was unqualified and included an explanatory paragraph that described the change in the Company’s method of accounting for derivative instruments and hedging activities discussed in Notes 1 and 3 to the consolidated financial statements.

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

      In our opinion, the 2003 and 2002 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Westport Resources Corporation and subsidiaries as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

      As discussed in Notes 1 and 3 to the consolidated financial statements, the Company changed its method of accounting for derivative instruments and hedging activities in 2001. As discussed in Note 1 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligation,” as of January 1, 2003.

KPMG LLP

Denver, Colorado

February 13, 2004

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

      THE FOLLOWING REPORT IS A COPY OF THE PREVIOUSLY ISSUED REPORT FROM ARTHUR ANDERSEN LLP (ANDERSEN). ANDERSEN DID NOT PERFORM ANY PROCEDURES IN CONNECTION WITH THIS ANNUAL REPORT ON FORM 10-K. ACCORDINGLY, THIS REPORT HAS NOT BEEN REISSUED BY ANDERSEN.

To Westport Resources Corporation:

      We have audited the accompanying consolidated balance sheets of Westport Resources Corporation (a Nevada corporation) and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

ARTHUR ANDERSEN LLP

Denver, Colorado

March 1, 2002

WESTPORT RESOURCES CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,

	2003	2002

	(In thousands,
	except share data)
ASSETS
Current assets:
Cash and cash equivalents	$73,658	$42,761
Accounts receivable, net	86,934	73,549
Derivative assets	3,728	14,861
Prepaid expenses and other assets	17,202	13,358

Total current assets	181,522	144,529

Property and equipment, at cost:
Oil and natural gas properties, successful efforts method:
Proved properties	2,707,228	2,138,471
Unproved properties	119,331	104,430

	2,826,559	2,242,901
Less accumulated depletion, depreciation and amortization	(721,631)	(481,396)

Net oil and gas properties	2,104,928	1,761,505

Field services assets	40,226	39,185
Less accumulated depreciation	(1,135)	—

Net field services assets	39,091	39,185

Building and other office furniture and equipment	10,926	9,686
Less accumulated depreciation	(5,380)	(3,933)

Net building and other office furniture and equipment	5,546	5,753

Other assets:
Long-term derivative assets	23,105	14,824
Goodwill	244,640	246,712
Other assets	18,431	21,033

Total other assets	286,176	282,569

Total assets	$2,617,263	$2,233,541

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$79,697	$51,158
Accrued expenses	45,136	39,209
Ad valorem taxes payable	13,847	8,988
Derivative liabilities	107,529	56,156
Income taxes payable	2,499	86
Current asset retirement obligation	8,017	—

Total current liabilities	256,725	155,597
Long-term debt	980,885	799,358
Deferred income taxes	118,024	124,530
Long-term derivative liabilities	38,022	21,305
Long-term asset retirement obligation	62,709	745

Total liabilities	1,456,365	1,101,535

Commitments and contingencies (Note 12)
Stockholders’ equity:
6 1/2% Convertible preferred stock, $.01 par value; 10,000,000 shares authorized; 2,930,000 issued and outstanding at December 31, 2003 and 2002, respectively	29	29
Common stock, $.01 par value; 70,000,000 shares authorized; 67,571,525 and 66,823,830 shares issued and outstanding at December 31, 2003 and 2002, respectively	675	668
Additional paid-in capital	1,167,008	1,150,345
Treasury stock — at cost; 38,610 and 33,617 shares at December 31, 2003 and 2002, respectively	(583)	(469)
Retained earnings	64,346	2
Accumulated other comprehensive income (loss):
Deferred hedge loss, net	(70,776)	(18,408)
Cumulative translation adjustment	199	(161)

Total stockholders’ equity	1,160,898	1,132,006

Total liabilities and stockholders’ equity	$2,617,263	$2,233,541

The accompanying notes are an integral part of these consolidated financial statements.

WESTPORT RESOURCES CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,

	2003	2002	2001

	(In thousands,
	except per share amounts)
Operating revenues:
Oil and natural gas sales	$813,882	$428,430	$317,278
Hedge settlements	(102,368)	(1,276)	2,091
Gathering income	3,456	—	—
Non-hedge derivative settlements	2,653	822	15,300
Non-hedge change in fair value of derivatives	9,501	(26,723)	14,323
Gain (loss) on sale of operating assets, net	6,565	(1,685)	(132)

Net revenues	733,689	399,568	348,860

Operating costs and expenses:
Lease operating expenses	101,032	89,328	55,315
Production taxes	45,659	23,954	13,407
Transportation costs	13,355	7,961	5,157
Gathering expense	2,977	—	—
Exploration	58,731	32,390	31,313
Depletion, depreciation and amortization	260,604	203,093	124,059
Impairment of proved properties	18,166	19,700	9,423
Impairment of unproved properties	27,556	9,961	6,974
Stock compensation expense, net	7,744	4,608	719
General and administrative	30,079	23,629	17,678

Total operating expenses	565,903	414,624	264,045

Operating income (loss)	167,786	(15,056)	84,815
Other income (expense):
Interest expense	(56,225)	(34,836)	(13,196)
Interest income	743	546	1,668
Change in interest rate swap fair value	—	226	4,960
Loss on debt retirement	(920)	—	—
Other	722	1,002	211

Income (loss) before income taxes	112,106	(48,118)	78,458

Benefit (provision) for income taxes:
Current	(14,233)	2,094	(2,006)
Deferred	(25,352)	17,458	(26,631)

Total benefit (provision) for income taxes	(39,585)	19,552	(28,637)

Net income (loss) before cumulative effect of change in accounting principle	72,521	(28,566)	49,821
Cumulative effect of change in accounting principle (net of tax effect of $1,962)	(3,414)	—	—

Net income (loss)	69,107	(28,566)	49,821
Preferred stock dividends	(4,763)	(4,762)	(1,587)

Net income (loss) available to common stockholders	$64,344	$(33,328)	$48,234
Weighted average number of common shares outstanding:
Basic	67,116	53,007	43,408

Diluted	68,103	53,007	44,168

Net income (loss) per common share:
Basic:
Net income (loss) before cumulative effect of change in accounting principle	$1.01	$(0.63)	$1.11
Cumulative effect of change in accounting principle	(0.05)	—	—

Net income (loss) available to common stockholders	$0.96	$(0.63)	$1.11

Diluted:
Net income (loss) before cumulative effect of change in accounting principle	$0.99	$(0.63)	$1.09
Cumulative effect of change in accounting principle	(0.05)	—	—

Net income (loss) available to common stockholders	$0.94	$(0.63)	$1.09

The accompanying notes are an integral part of these consolidated financial statements.

WESTPORT RESOURCES CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

						Treasury		Retained	Accumulated
	Preferred Stock		Common Stock		Additional	Common Stock		Earnings	Other
					Paid-in			(Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit)	Income (Loss)	Equity Total

	(In thousands)
Balance at December 31, 2000	—	$—	38,419	$384	$472,576	—	$—	$(14,904)	$—	$458,056
Stock issuance for Belco merger	2,930	29	13,587	136	403,959	—	—	—	—	404,124
Repurchase of common stock	—	—	—	—	—	(30)	(408)	—	—	(408)
Option plan compensation	—	—	—	—	367	—	—	—	—	367
Stock options exercised	—	—	51	1	706	—	—	—	—	707
Preferred stock dividends paid	—	—	—	—	—	—	—	(1,587)	—	(1,587)
Restricted stock issued	—	—	36	—	352	—	—	—	—	352
Comprehensive income:
Net income	—	—	—	—	—	—	—	49,821	—	49,821
Cumulative effect of change in accounting principle									(3,100)	(3,100)
Change in fair value of derivative hedging instruments									13,292	13,292
Hedge settlements reclassified to income									(1,328)	(1,328)

Total other comprehensive income										58,685

Balance at December 31, 2001	2,930	29	52,093	521	877,960	(30)	(408)	33,330	8,864	920,296
Proceeds from issuance of common stock	—	—	14,625	146	266,290	—	—	—	—	266,436
Repurchase of common stock	—	—	—	—	—	(4)	(61)	—	—	(61)
Option plan compensation	—	—	—	—	4,333	—	—	—	—	4,333
Stock options exercised	—	—	105	1	1,467	—	—	—	—	1,468
Stock issuance to directors	—	—	—	—	20	—	—	—	—	20
Preferred stock dividends paid	—	—	—	—	—	—	—	(4,762)	—	(4,762)
Restricted stock issued	—	—	—	—	275	—	—	—	—	275
Comprehensive income:
Net loss	—	—	—	—	—	—	—	(28,566)	—	(28,566)
Change in fair value of derivative hedging instruments									(27,981)	(27,981)
Hedge settlements reclassified to income									709	709
Currency translation adjustment									(161)	(161)

Total other comprehensive income										(55,999)

Balance at December 31, 2002	2,930	29	66,823	668	1,150,345	(34)	(469)	2	(18,569)	1,132,006
Proceeds from issuance of common stock	—	—	—	—	154	—	—	—	—	154
Repurchase of common stock	—	—	—	—	—	(5)	(114)	—	—	(114)
Option plan compensation	—	—	—	—	7,624	—	—	—	—	7,624
Stock options exercised	—	—	598	6	8,707	—	—	—	—	8,713
Stock issuance to directors	—	—	5	—	59	—	—	—	—	59
Preferred stock dividends paid	—	—	—	—	—	—	—	(4,763)	—	(4,763)
Restricted stock issued	—	—	146	1	119	—	—	—	—	120
Comprehensive income:
Net income	—	—	—	—	—	—	—	72,521	—	72,521
Cumulative effect of change in accounting principle	—	—	—	—	—	—	—	(3,414)	—	(3,414)
Change in fair value of derivative hedging instruments									(117,372)	(117,372)
Hedge settlements reclassified to income									65,004	65,004
Currency translation adjustment									360	360

Total other comprehensive income										17,099

Balance at December 31, 2003	2,930	$29	67,572	$675	$1,167,008	(39)	$(583)	$64,346	$(70,577)	$1,160,898

The accompanying notes are an integral part of these consolidated financial statements.

WESTPORT RESOURCES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,

	2003	2002	2001

	(In thousands)
Cash flows from operating activities:
Net income (loss)	$69,107	$(28,566)	$49,821
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depletion, depreciation and amortization	260,604	203,093	124,059
Exploratory dry hole costs	39,289	19,546	19,273
Impairment of proved properties	18,166	19,700	9,423
Impairment of unproved properties	27,556	9,961	6,974
Deferred income taxes	25,352	(17,458)	26,631
Stock compensation expense	7,744	4,608	719
Change in derivative fair value	(9,501)	26,723	(14,323)
Amortization of financing fees	1,275	2,438	435
Loss (gain) on sale of assets	(6,565)	1,685	132
Cumulative change in accounting principle, net of tax	3,414	—	—
Other	(112)	(274)	—
Changes in assets and liabilities, net of effects of acquisitions:
Decrease (increase) in accounts receivable	(25,429)	(2,909)	10,126
Decrease in net derivative liabilities	(5,178)	(9,636)	(23,245)
Decrease (increase) in prepaid expenses and other assets	(4,883)	(5,031)	1,051
Increase (decrease) in accounts payable	28,616	(6,573)	(6,240)
Increase (decrease) in accrued expenses	630	8,105	(8,474)
Increase (decrease) in ad valorem taxes payable	4,858	(851)	(1,130)
Increase (decrease) in income taxes payable	3,826	(477)	301
Decrease in other liabilities	(2,052)	(887)	(260)

Net cash provided by operating activities	436,717	223,197	195,273

Cash flows from investing activities:
Additions to property and equipment	(277,008)	(147,612)	(187,925)
Proceeds from sales of assets	13,378	13,311	5,536
Other acquisitions	(332,751)	(679,890)	(6,319)
Other	—	28	22

Net cash used in investing activities	(596,381)	(814,163)	(188,686)

Cash flows from financing activities:
Proceeds from issuance of common stock, net	8,867	267,787	576
Repurchase of common stock	(114)	(61)	(408)
Proceeds from issuance of long-term debt	413,875	639,000	590,000
Repayments of long-term debt	(226,311)	(285,000)	(577,585)
Preferred stock dividends	(4,763)	(4,762)	(1,587)
Loss an retirement of debt	(920)	—	—
Gain on interest rate swap cancellation	—	3,705	—
Financing fees	(639)	(14,273)	(10,153)

Net cash provided by financing activities	189,995	606,396	843

Net increase in cash and cash equivalents	30,331	15,430	7,430
Effect of exchange rate changes on cash and cash equivalents	566	(253)	—
Cash and cash equivalents, beginning of year	42,761	27,584	20,154

Cash and cash equivalents, end of year	$73,658	$42,761	$27,584

Supplemental cash flow information:
Cash paid for interest	$55,509	$37,426	$14,065

Cash paid for income taxes	$10,418	$44	$1,700

Supplemental schedule of non-cash investing and financing activities:
Common stock and stock options issued in connection with the Belco and EPGC mergers, respectively	$—	$—	$349,919

Liabilities and preferred stock assumed in connection with the Belco and EPGC mergers, respectively	$—	$—	$662,089

The accompanying notes are an integral part of these consolidated financial statements.

WESTPORT RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business and Summary of Significant Accounting Policies

      On August 21, 2001, the stockholders of each of Westport Resources Corporation, a Delaware corporation (“Old Westport”), and Belco Oil & Gas Corp., a Nevada corporation (“Belco”), approved the Agreement and Plan of Merger dated as of June 8, 2001 (the “Merger Agreement”) between Belco and Old Westport. Pursuant to the Merger Agreement, Old Westport was merged with and into Belco (the “Merger”), with Belco surviving as the legal entity and changing its name to Westport Resources Corporation (the “Company” or “Westport”). The merger of Old Westport into Belco was accounted for as a purchase transaction for financial accounting purposes. Because former Old Westport stockholders owned a majority of the outstanding Westport common stock as a result of the Merger, the Merger was accounted for as a reverse acquisition in which Old Westport is the purchaser of Belco. Business activities of the Company include the exploration for and production of oil and natural gas primarily in the Gulf of Mexico, the Rocky Mountains, the Gulf Coast and the West Texas/Mid Continent area.

      A summary of the Company’s significant accounting policies follows:

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

Transportation Costs

      In accordance with Emerging Issues Task Force Issue No. 00-10, “Accounting for Shipping and Handling Fees and Costs,” the Company excludes the effects of direct transportation costs from oil and gas revenues and records such transportation costs as a separate line in the statement of operations.

Natural Gas Balancing

      The Company uses the sales method of accounting for natural gas imbalances. Under this method, revenue is recognized based on cash received rather than the Company’s proportionate share of natural gas produced. Natural gas imbalances at December 31, 2003 and 2002 were not significant.

Oil and Natural Gas Properties

      The Company accounts for its oil and natural gas operations using the successful efforts method of accounting. Under this method, all costs associated with property acquisition, successful exploratory wells and all development wells are capitalized. Items charged to expense generally include geological and geophysical costs, costs of unsuccessful exploratory wells and oil and natural gas production costs. All of the Company’s oil and natural gas properties are located within the continental United States, the Gulf of Mexico and Canada.

      The Company follows the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” SFAS No. 144 establishes a single accounting model for long-lived assets to be disposed of by sale and requires that those long-lived assets be measured at the lower of carrying amount or fair value

WESTPORT RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

less cost to sell, whether reported in continuing operations or in discontinued operations. In applying this statement, the Company estimates the expected future cash flows of its oil and gas properties, on a field-by-field basis, and compares such future cash flows to the carrying amount of the oil and gas properties to determine if the carrying amount is recoverable. If the carrying amount exceeds the estimated undiscounted future cash flows, the Company will adjust the carrying amount of the oil and gas properties to fair value. The factors used to determine fair value include estimates of reserves, future commodity prices, future production estimates, anticipated capital expenditures, and a discount rate commensurate with the risk associated with realizing the expected future cash flows. The Company has chosen to use the traditional present value approach to determine the fair value as opposed to the expected present value method. In the traditional present value approach, a single set of estimated cash flows and a single interest rate (commensurate with the risk) are used to estimate fair value. In the expected present value approach, multiple cash flow scenarios reflecting the range of possible outcomes and a risk-free rate are used to estimate fair value. Using the expected present value method could result in different (and possibly higher) amounts for property impairments than those calculated using the traditional present value method. In 2003, 2002 and 2001, the Company recorded proved property impairments of $18.2 million, $19.7 million and $9.4 million, respectively. The impairments for 2003 consisted of $0.1 million for North Dakota in the Northern Division, $7.5 million for offshore oil and natural gas properties in the Gulf of Mexico Division and $10.6 million for Texas, Kansas and Oklahoma oil and natural gas properties in the Southern Division. The impairments for 2002 consisted of $12.2 million for Wyoming, North Dakota and Montana oil and natural gas properties in the Northern Division, $1.4 million for offshore oil and natural gas properties in the Gulf of Mexico Division and $6.1 million for Texas and Oklahoma oil and natural gas properties in the Southern Division. The impairments for 2001 consisted of $5.8 million for Wyoming oil and natural gas properties in the Northern Division, $3.1 million for offshore oil and natural gas properties in the Gulf of Mexico Division and $0.5 million for Oklahoma oil and natural gas properties in the Southern Division. Several factors can cause a producing oil and natural gas property to become impaired, including a decrease in oil and natural gas prices resulting in a decrease in oil and natural gas reserve value, unsuccessful development drilling and a decline in oil and natural gas reserve value due to reserve volume reductions in underperforming fields. Future changes in any of the above-referenced factors could result in the Company recording proved property impairment charges in future periods. Gains and losses resulting from the disposition of proved properties are included in operations.

      Capitalized costs of proved properties are depleted on a field-by-field basis using the units-of-production method based upon proved oil and natural gas reserves. The amortizable base of the Company’s properties includes estimated dismantlement, restoration and abandonment costs, net of estimated salvage values. The Company adopted SFAS 143 “Accounting for Asset Retirement Obligations” on January 1, 2003. SFAS 143 requires that an asset retirement cost be capitalized as part of the cost of the asset.

      Unproved properties are assessed periodically on a project-by-project basis to determine whether an impairment has occurred. Management’s assessment of the results of exploration activities, commodity price outlooks, planned future sales or expiration of all or a portion of such projects impact the amount and timing of impairment provisions. In 2003, 2002 and 2001, the Company recorded unproved property impairments of $27.6 million, $10.0 million and $7.0 million, respectively. The impairments for 2003 consisted of $7.7 million for Wyoming and North Dakota leases in the Northern Division, $12.7 million for offshore leases in the Gulf of Mexico Division, $7.0 million for Texas, Oklahoma and Louisiana leases in the Southern Division and $0.2 million for Utah in the Western Division. The impairments for 2002 consisted of $3.9 million for Wyoming and North Dakota leases in the Northern Division, $4.0 million for offshore leases in the Gulf of Mexico Division and $2.1 million for Texas and Louisiana leases in the Southern Division. The impairments for 2001 consisted of $7.0 million for offshore leases held in the Gulf of Mexico Division. Factors leading to recording unproved property impairments include lease expirations and an assessment of the lack of exploration opportunities existing on a lease. Future changes in any of the

WESTPORT RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

above-referenced factors could result in the Company recording unproved property impairment charges in future periods. Sales proceeds from unproved oil and natural gas properties are credited to related costs of the prospect sold until all such costs are recovered and then to net gain or loss on sales of unproved oil and natural gas properties.

Goodwill and Intangible Assets

      In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets”. SFAS No. 141 addresses accounting and reporting for business combinations and is effective for all business combinations initiated after June 30, 2001. SFAS No. 142 addresses the accounting and reporting for acquired goodwill and other intangible assets.

      SFAS No. 142 eliminates the requirement to amortize acquired goodwill; instead, such goodwill is to be reviewed at least annually for impairment. Westport recorded goodwill in connection with the Merger for its cost or investment in excess of the fair value of the net acquired assets as of August 21, 2001. In accordance with the provisions of SFAS No. 142 no goodwill amortization has been recorded. Westport adopted SFAS No. 142 effective January 1, 2002.

      In accordance with SFAS No. 142, Westport was required to perform an initial impairment review of its goodwill as of January 1, 2002 and will perform an annual impairment review hereafter. Westport completed the initial step of the transitional goodwill impairment test during the second quarter of fiscal 2002 in accordance with the provisions of SFAS No. 142, which requires that this step be completed within six months from the date of adoption. This step of the goodwill impairment test compares the fair value of a reporting unit with its carrying amount, including goodwill. Based on results of these comparisons, goodwill in each of Westport’s reporting units had not been impaired as of June 30, 2002. The factors used to determine fair value include estimates of reserves, future commodity prices, future production estimates, anticipated capital expenditures, and a discount rate commensurate with the risk associated with realizing the expected future cash flows. Management has chosen to use the traditional present value approach to determine the fair value as opposed to the expected present value method. In the traditional present value approach, a single set of estimated cash flows and a single interest rate (commensurate with the risk) are used to estimate fair value. In the expected present value approach, multiple cash flow scenarios reflecting the range of possible outcomes and a risk-free rate are used to estimate fair value. Using the expected present value method could result in different (and possibly higher) impairment charges than those calculated using the traditional present value method. Westport performed its annual impairment review as of December 31, 2003 and 2002 and there was no impairment of goodwill.

      At the closing of the Merger the Company prepared a preliminary allocation of the purchase price among the assets and liabilities as of the closing date based on the information provided by Belco. The purchase price exceeded the fair value of the assets acquired and, as a result, the Company recorded goodwill.

      In its pre-closing engineering review of Belco’s properties, the Company focused on the proved reserves, which accounted for the majority of the value of the transaction. For those reserves, the Company reviewed the data provided by Belco and engaged independent reserve engineers to confirm the Company’s reserve estimates. For Belco’s lower-valued properties the Company focused on the proved reserves that were generating current cash flow (i.e., the proved developed producing assets). Because of the large volume of data involved, limited available review time and relatively low portion of the total transaction value represented, the Company generally relied on reserve engineering presented by Belco with respect to the proved non-producing and proved undeveloped reserves on these lower-valued properties. The Company used this information in making its preliminary allocation of the purchase price

WESTPORT RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and subsequently conducted a thorough post-closing review of these properties as part of its final purchase price allocation.

      The post-closing evaluation was completed in the second quarter of 2002, resulting in the reclassification to goodwill of $19.7 million from unproved properties and $10.3 million from proved properties. The Company also increased goodwill by $1.9 million to reflect additional Merger costs and other miscellaneous adjustments. The information that caused the adjustment was not known by us at closing because the volume of data relating to the acquired enterprise and limited time available between execution of the Merger agreement and the closing made a detailed review impracticable.

      The $19.7 million adjustment to unproved properties resulted from a determination that the actual inventory of net unproved acreage acquired in the Merger consisted of 517,248 net undeveloped acres, rather than the 707,179 net undeveloped acres reported by Belco in connection with the Merger. This 189,931 net acre reduction was the result of three components affecting Belco’s net undeveloped acreage figures: (1) expiration of rights to certain acreage prior to the closing date; (2) the failure to initiate or cessation of development activities necessary to maintain unearned option acreage; and (3) a duplication of acreage that Westport had included in proved property. Using the same per acre market value used in its original valuation, Westport reduced the value assigned to the reduced acreage included in Belco’s unproved properties by $19.7 million and transferred that amount to goodwill.

      After the Merger, the Company engaged a third party engineering firm to assess the fair value of certain lower-valued Belco properties for possible sale or trade. These properties included approximately 30 fields comprising a portion of the lower 15% of the value of Belco properties acquired in the Merger. The third party engineering firm determined that the fair value of some those properties was lower than had been estimated at the time of the Merger. The reduction in fair value was based on the discovery that anticipated modifications to waterfloods that had been assumed in the Belco engineering report used in the Company’s preliminary valuation had not in fact occurred by the time of the closing, and were not occurring on the offset or adjacent leases. As a result, the Company reallocated approximately $10.3 million from the affected proved properties to goodwill.

      The following table summarizes the goodwill allocation to the reporting units as of December 31, 2003.

	Northern	Southern
	Division	Division
	Segment	Segment	Total

	(In thousands)
Goodwill acquired (August 21, 2001)	$33,416	$181,428	$214,844
Adjustments confirmed by information received subsequent to the Merger that existed at the date of the Merger	—	31,868	31,868

Balance as of December 31, 2002	33,416	213,296	246,712
Sale of properties	(402)	(1,670)	(2,072)

Balance as of December 31, 2003	$33,014	$211,626	$244,640

      A reporting issue has arisen regarding the application of certain provisions of SFAS No. 141 and SFAS No. 142 to companies in the extractive industries, including oil and natural gas companies. The issue is whether SFAS No. 142 requires registrants to classify the costs of mineral rights associated with extracting oil and natural gas as intangible assets in the balance sheet, apart from other capitalized oil and natural gas property costs, and to provide specific footnote disclosures. Historically, we have included the costs of mineral/drilling rights associated with extracting oil and natural gas as tangible assets and as a component of oil and natural gas properties. If it is ultimately determined that SFAS No. 142 requires oil

WESTPORT RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and natural as companies to classify costs of mineral rights associated with extracting oil and natural gas as a separate intangible assets line item on the balance sheet, we would be required to reclassify the amounts as follows:

	December 31,

	2003	2002

Intangible Assets:
Proved leasehold acquisition costs	$1,434,134,563	$1,089,490,036
Unproved leasehold acquisition costs	119,330,993	104,430,055

Total leasehold acquisition costs	1,553,465,556	1,193,920,091
Less accumulated depletion	(227,819,127)	(168,081,488)

Net leasehold acquisition costs	$1,325,646,429	$1,025,838,603

      Westport’s cash flows and results of operations would not be affected since such intangible assets would continue to be depleted and assessed for impairment in accordance with SFAS No. 144. Further, the Company does not believe the classification of the costs of mineral rights associated with extracting oil and natural gas as intangible assets would have any impact on its compliance with covenants under its debt agreements.

Capitalized Interest

      The Company capitalizes interest on expenditures of significant exploration and development projects while activities are in progress to bring the assets to their intended use. The Company began capitalizing interest in 2002 during which $45,000 was capitalized. In 2003, $144,000 was capitalized.

Principles of Consolidation

      The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in the consolidation.

Earnings (Loss) per Common Share

      The Company follows the provisions of SFAS No. 128, “Earnings Per Share.” Basic earnings per share is computed based on the weighted average number of common shares outstanding. Diluted earnings per share is computed based on the weighted average number of common shares outstanding adjusted for the incremental shares attributed to outstanding options and warrants to purchase common stock. All options to purchase common shares were excluded from the computation of diluted earnings per share in 2002 because they were antidilutive as a result of the Company’s net loss in that year. Dilutive securities of the Company consist entirely of outstanding options to purchase the Company’s common stock. The Company’s 6 1/2% convertible preferred stock was antidilutive for the period it has been outstanding.

Consolidated Statements of Cash Flows

      For purposes of the Statements of Cash Flows, the costs of exploratory dry holes are included in cash flows from investing activities.

Income Taxes

      The Company computes income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” SFAS No. 109 requires an asset and liability approach which results in the recognition of deferred

WESTPORT RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Fair Value of Financial Instruments

      The carrying amounts of the Company’s cash, accounts receivable, accounts payable and accrued expenses approximate fair value due to the short-term maturities of these assets and liabilities. The carrying amount of the Company’s long-term debt approximates fair value based on the variable borrowing

WESTPORT RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

rate of the credit facility and the interest rate swaps in place that hedge the fair value of a portion of the senior subordinated notes.

Use of Estimates

      The preparation of consolidated financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      The Company’s consolidated financial statements are based on a number of significant estimates including oil and natural gas reserve quantities which are the basis for the calculation of depletion, impairment of oil and natural gas properties and impairment of goodwill.

Comprehensive Income

      The Company follows the provisions of SFAS No. 130, “Reporting Comprehensive Income,” which establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. In addition to net income, comprehensive income includes all changes in equity during a period, except those resulting from investments and distributions to owners.

Recent Accounting Pronouncements

      In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 requires entities to record the fair value of liabilities for retirement obligations of acquired assets. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The Company adopted SFAS No. 143 on January 1, 2003 and recorded a cumulative effect of a change in accounting principle on prior years of $3.4 million, net of tax effects, related to the depreciation and accretion expense that would have been reported had the fair value of the asset retirement obligations, and corresponding increase in the carrying amount of the related long-lived assets, been recorded when incurred. The Company’s asset retirement obligations arise from the plugging and abandonment liabilities for its oil and gas wells and offshore platform facilities. On January 1, 2003, the Company also recorded $58.7 million of asset retirement obligations (using a 7.6% discount rate), an increase in the carrying amount of its oil and gas properties of $49.6 million and a decrease to accumulated depreciation of $3.8 million. Changes to the Company’s asset retirement obligations from January 1 to December 31 of 2003 are presented below:

2003

(In thousands)
Asset retirement obligation — January 1	$58,735
Accretion	4,201
Additions	10,303
Revisions	2,260
Settlements	(4,773)

Asset retirement obligation — December 31	70,726
Less: Current asset retirement obligation	(8,017)

Long-term asset retirement obligation	$62,709

WESTPORT RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s current and long-term asset retirement obligations are included in current asset retirement obligation and long-term asset retirement obligation, respectively, on the accompanying December 31, 2003 consolidated balance sheet.

      The pro forma effects of the application of SFAS No. 143, as if the Statement had been adopted net of tax on January 1, 2002 (rather than January 1, 2003), are presented below:

	Pro Forma
	For the Year
	Ended December 31,

	2003	2002

	(In thousands)
Net income (loss) available to common stockholders
As reported	$64,344	$(33,328)
Pro forma	67,758	(36,742)
Basic net income (loss) per common share
As reported	$0.96	$(0.63)
Pro forma	1.01	(0.69)
Diluted net income (loss) per common share
As reported	$0.94	$(0.63)
Pro forma	0.99	(0.69)

      In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections.” Prior to the adoption of the provisions of SFAS No. 145, GAAP required that gains or losses on the early extinguishment of debt be classified in a company’s periodic consolidated statements of operations as extraordinary gains or losses, net of associated income taxes, below the determination of income or loss from continuing operations. SFAS No. 145 changed GAAP to require, except in the case of events or transactions of a highly unusual and infrequent nature, gains or losses from the early extinguishment of debt be classified as components of a company’s income or loss from continuing operations. The Company adopted the provisions of SFAS No. 145 on January 1, 2003. In May 2003, the Company recorded a $0.9 million loss in connection with the early extinguishment of debt in 2003.

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

      In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-based Compensation-Transition and Disclosure.” SFAS 148 amended FASB Statement No. 123, “Accounting for Stock-Based Compensation” to provide alternative methods of transition for a voluntary change to the fair-value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on the reported results. The provisions of SFAS 148 has no material impact on us, as we do not plan to adopt the fair-value method of accounting for stock options at the current time. We have included the required disclosures in Note 9 to the Consolidated Financial Statements.

      In November 2002, the FASB issued Financial Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others — an

WESTPORT RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34” (FIN 45). FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year-end. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FIN 45 has not had any effect on the Company’s financial position or results of operations.

      In January 2003, the FASB issued Financial Interpretation No. 46, “Consolidation of Variable Interest Entities — an interpretation of ARB No. 51” (FIN 46). FIN 46 is an interpretation of Accounting Research Bulletin 51, “Consolidated Financial Statements”, and addresses consolidation by business enterprises of variable interest entities (VIE’s). The primary objective of the Interpretation is to provide guidance on the identification of, and financial reporting for, entities over which control is achieved through means other than voting rights; such entities are known as VIE’s. FIN 46 requires an enterprise to consolidate a VIE if that enterprise has a variable interest that will absorb a majority of the entity’s expected losses if they occur, receive a majority of the entity’s expected residual returns if they occur, or both. An enterprise shall consider the rights and obligations conveyed by its variable interests in making this determination. This guidance applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. At this time, the Company does not have a VIE.

      In April 2003, FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The Company adopted SFAS No. 149 on July 1, 2003 and it has not had a material impact on its financial condition and results of operations.

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

WESTPORT RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.	Mergers & Acquisitions

South Texas Acquisition

      On December 18, 2003, the Company acquired oil and gas properties located in South Texas, also referred to as the South Texas Acquisition, for a total cash purchase price of approximately $341.7 million, which includes certain purchase price adjustments, allocated as follows (in thousands):

Allocation of purchase price:
Oil and gas properties — proved	$308,149
Oil and gas properties — unproved	38,222
Assumed liabilities	(4,690)

Total allocation	$341,681

Uinta Basin Acquisition

      On December 17, 2002, effective as of June 1, 2002, the Company acquired producing properties, undeveloped leaseholds, gathering and compression facilities and other related assets in the Greater Natural Buttes area of Uintah County, Utah from affiliates of El Paso Corporation for approximately $507.2 million (the “Uinta Basin Acquisition”), which includes certain purchase price adjustments. The Company’s newly formed Western Division is comprised substantially of these properties.

      The total purchase price of $507.2 million was allocated as follows (in thousands):

Allocation of purchase price:
Oil and gas properties — proved	$464,481
Oil and gas properties — unproved	3,500
Gathering assets	39,185

Total allocation	$507,166

Pro Forma Results of Operations (Unaudited)

      The following table reflects the pro forma results of operations for the respective years ended December 31, 2002 and 2001 as though the Uinta Basin Acquisition and the Merger, had occurred as of January 1 of each year presented. The pro forma amounts are not necessarily indicative of the results that may be reported in the future. The Company began consolidating the results of the Uinta Basin Acquisition with the results of Westport as of December 17, 2002.

	For the Year Ended
	December 31,

	2002	2001

	(In thousands,
	except per share data)
Revenues	$461,584	$645,713
Net income (loss)	(33,746)	124,090
Basic net income (loss) per share	(0.52)	1.82
Diluted net income (loss) per share	(0.52)	1.80

WESTPORT RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Southeast Texas Acquisition

      On September 30, 2002, the Company acquired oil and gas properties located in Southeast Texas, (the “Southeast Texas Acquisition”) for a total cash purchase price of approximately $122.6 million, which was allocated as follows (in thousands):

Allocation of purchase price:
Oil and gas properties — proved	$111,623
Oil and gas properties — unproved	10,636
Seismic licenses	2,936
Assumed liabilities	(2,568)

Total allocation	$122,627

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

      Upon adoption of SFAS No. 133 on January 1, 2001, the Company recorded a derivative liability of approximately $4.7 million for the fair market value of its derivative instruments designated as cash flow hedges and a corresponding loss of approximately $3.1 million (net of tax effect of $1.6 million) as a cumulative effect of a change in accounting principle in other comprehensive income. For the years ended December 31, 2003, 2002 and 2001 the Company reclassified approximately $102.4 million, $1.3 million of hedging losses and $2.1 million of hedging gains out of accumulated other comprehensive income into oil and gas sales revenues, respectively. The hedging losses and gains reclassified to revenues include cash losses of $105.4 million, $8.2 million and $4.5 million for the years ended December 31, 2003, 2002 and 2001, respectively. As of December 31, 2003, the Company expects to reclassify approximately $101.6 million of loss into earnings from accumulated other comprehensive income during 2004.

      For the years ended December 31, 2003, 2002 and 2001, the Company recorded non-hedge CPRM settlements of $2.7 million, $0.8 million and $15.3 million, respectively. The non-hedge CPRM settlements reflect cash settlements of ($1.0) million, ($2.9) million and $3.6 million for the years ended December 31, 2003, 2002 and 2001, respectively.

      For the years ended December 31, 2003, 2002 and 2001, the Company recorded unrealized non-hedge change in fair value of derivatives of $9.5 million which included $2.9 million ineffectiveness loss, ($26.7) which included a $0.1 million ineffectiveness loss and $14.3 million with no ineffectiveness, respectively. The majority, $18.2 million, of the non-hedge loss in fair value of derivatives for 2002 was related to derivative contracts entered into in anticipation of the expected production acquired in the Uinta Basin Acquisition. Upon closing of the transaction the derivative contracts qualified for hedge accounting treatment.

WESTPORT RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      As of December 31, 2003, the Company had:

•	4.8 Mmbbls of oil and 71.3 Bcf of natural gas subject to CPRM contracts for 2004. Of these contracts, all of the oil and 60.3 Bcf of the natural gas contracts are subject to weighted average floor prices of $25.41 per barrel and $4.20 per Mmbtu and weighted average New York Mercantile Exchange (“NYMEX”) ceiling prices of $26.44 per barrel and $4.34 per Mmbtu, respectively, excluding the effect, if any, of the three-way floor price. The remaining 2004 natural gas CPRM contract settlements are calculated based on the Northwest Pipeline Rocky Mountain Index (“NWPRM”) at a weighted average swap price of $3.33 per Mmbtu. In addition, included in the 71.3 Bcf of natural gas contracts are basis swaps covering 3.7 Bcf of natural gas for 2004 that lock in the pricing differential between NYMEX and NWPRM at a weighted average price differential of $0.66 per Mmbtu and 9.2 Bcf of natural gas for 2004 that lock in the pricing differential between NYMEX and Colorado Interstate Gas Index (“CIG”) at a weighted average price differential of $0.76 per Mmbtu.

•	1.8 Mmbbls of oil and 42.0 Bcf of natural gas subject to CPRM contracts for 2005, with a weighted average NYMEX floor price of $25.00 per barrel and $4.25 per Mmbtu and weighted average NYMEX ceiling price of $28.23 per barrel and $5.02 per Mmbtu. In addition, included in the 42.0 Bcf of natural gas contracts are basis swaps covering 3.7 Bcf of natural gas for 2005 that lock in the pricing differential between NYMEX and NWPRM at a weighted average price differential of $0.78 per Mmbtu.

•	0.7 Mmbbls of oil and 7.3 Bcf of natural gas subject to CPRM contracts for 2006, with a weighted average NYMEX floor price of $25.00 per barrel and $4.00 per Mmbtu and weighted average NYMEX ceiling price of $28.65 per barrel and $6.00 per Mmbtu.

WESTPORT RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The table below provides details about the volumes and prices of all open CPRM hedge commitments as of December 31, 2003.

	2004	2005	2006

Hedges
Natural Gas
NYMEX Price Swaps Sold — receive fixed price (thousand Mmbtu)(1)	40,260	20,075		—
Average price per Mmbtu	$4.42	$4.42	$
NWPRM Price Swaps Sold — receive fixed price (thousand Mmbtu)(2)	10,980	—		—
Average price per Mmbtu	$3.33	—		—
NYMEX Collars Sold (thousand Mmbtu)(3)	16,380	21,900		—
Average floor price per Mmbtu	$3.70	$4.09		—
Average ceiling price per Mmbtu	$4.00	$5.57		—
NYMEX Three — way Collars (thousand Mmbtu)(3)(4)	3,660	—		7,300
Average floor price per Mmbtu	$4.00	—		$4.00
Average ceiling price per Mmbtu	$5.00	—		$6.00
Three — way average floor price per Mmbtu	$3.15	—		3.04
Basic Swaps versus NYMEX(5)
NWPRM (thousand Mmbtu)	3,660	3,650		—
Average differential price per Mmbtu	$0.66	$0.78		—
CIG (thousand Mmbtu)	9,150	—		—
Average differential price per Mmbtu	$0.76	—		—
Oil
NYMEX Price Swaps Sold — receive fixed price (Mbbls)(1)	3,294	—		—
Average price per bbl	$25.87	—		—
NYMEX Three-way Collars (Mbbls)(3)(4)	1,464	1,825		730
Average floor price per bbl	$24.38	$25.00		$25.00
Average ceiling price per bbl	$27.71	$28.23		$28.65
Three-way average floor price per bbl	$19.25	$20.93		$20.88
Estimated fair value of oil and gas derivatives as of December 31, 2003 (in thousands)	$(101,600)	$(17,373)		$(1,648)

(1)	For any particular NYMEX swap sold transaction, the Counterparty is required to make a payment to Westport in the event that the NYMEX Reference Price for any settlement period is less than the swap price for such hedge, and Westport is required to make a payment to the Counterparty in the event that the NYMEX Reference Price for any settlement period is greater than the swap price for such hedge.

(2)	For any particular NWPRM swap sold transaction, the Counterparty is required to make a payment to Westport in the event that the NWPRM Index Price for any settlement period is less than the swap price for such hedge, and Westport is required to make a payment to the Counterparty in the event that the NWPRM Index Price for any settlement period is greater than the swap price for such hedge.

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

(4)	Three way collars are settled as described in footnote (3) above, with the following exception: if the NYMEX Reference Price falls below the three-way floor price, the average floor price is reduced by the amount the NYMEX Reference Price is below the three-way floor price. For example, if the NYMEX Reference Price is $18.00 per bbl during the term of the 2004 three-way collars, then the average floor price would be $23.13 per bbl.

(5)	For any particular basis swap versus NYMEX, the counterparty is required to make a payment to Westport in the event that the difference between the NYMEX Reference Price and the applicable published index (NWPRM or CIG) for any settlement period is greater than the swap differential price for such hedge, and Westport is required to make a payment to the counterparty in the event that the difference between the NYMEX Reference Price and the applicable published index (NWPRM or CIG) for any settlement period is less than the swap differential price for such hedge.

      Also see Note 7 of the Consolidated Financial Statements for interest rate hedge disclosures.

4.	Earnings Per Share and Other Comprehensive Income (Loss)

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

      The following sets forth the calculation of basic and diluted earnings per share:

	For the Year Ended

	2003	2002

	(In thousands, except
	per share data)
Net income (loss) per share:
Net income (loss) before cumulative effect of change in accounting principle	$72,521	$(28,566)
Cumulative change in accounting principle	(3,414)	—

Net income (loss)	69,107	(28,566)
Preferred stock dividends	(4,763)	(4,762)

Net income (loss) available to common stockholders	$64,344	$(33,328)
Weighted average common shares outstanding	67,116	53,007
Add dilutive effects of employee stock options	987	—

Weighted average common shares outstanding including the effects of dilutive securities	68,103	53,007

Basic earnings (loss) per share common before cumulative effect of change in accounting principle	$1.01	$(0.63)

Basic earnings (loss) per common share	$0.96	$(0.63)

Diluted earnings (loss) per common share before cumulative effect of change in accounting principle	$0.99	$(0.63)

Diluted earnings (loss) per common share	$0.94	$(0.63)

WESTPORT RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Comprehensive Income (Loss)

      The Company follows SFAS No. 130, “Reporting Comprehensive Income,” which establishes standards for reporting comprehensive income. In addition to net income, comprehensive income includes all changes in equity during a period, except those resulting from investments and distributions to the owners of the Company. The components of other comprehensive income (loss) and related tax effects for the twelve months ended December 31, 2003 and 2002 are as follows:

	For the Year Ended

	December 31, 2003			December 31, 2002

	Gross	Tax Effect	Net	Gross	Tax Effect	Net

	(In thousands)
Net income (loss) available to common stockholders	$103,929	$(39,585)	$64,344	$(52,880)	$19,552	$(33,328)
Add preferred stock dividends	4,763	—	4,763	4,762	—	4,762

Net income (loss) available to common stockholders before preferred dividends	108,692	(39,585)	69,107	(48,118)	19,552	(28,566)
Other comprehensive income
Change in fair value of derivative hedging instruments	(184,838)	67,466	(117,372)	(44,065)	16,084	(27,981)
Enron non-cash settlements reclassified to income	(1,915)	699	(1,216)	(1,443)	527	(916)
Hedge settlements reclassified to income	104,283	(38,063)	66,220	2,559	(934)	1,625
Currency translation adjustment	566	(206)	360	(254)	93	(161)

Comprehensive income (loss)	$26,788	$(9,689)	$17,099	$(91,321)	$35,322	$(55,999)

5.	Concentration of Credit Risk

      The Company has accounts with separate banks in Denver, Colorado, Dallas, Texas and Calgary, Canada. The Company invests substantially all available cash in overnight investment accounts consisting of U.S. Treasury obligations and commercial paper. At December 31, 2003, the balance in the overnight investment accounts was $68.3 million.

      The Company sells its oil and natural gas production to companies it believes to be creditworthy. Actual losses relating to product sales have been immaterial and currently the Company does require collateral from certain companies.

WESTPORT RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Income Taxes

      The components of the provision for income taxes are as follows:

	For the Year Ended December 31,

	2003	2002	2001

	(In thousands)
Current:
Federal	$13,331	$(1,894)	$1,806
State	902	(200)	200

	14,233	(2,094)	2,006

Deferred:
Federal	24,367	(16,736)	25,654
State	985	(722)	977

	25,352	(17,458)	26,631

Provision for income taxes	$39,585	$(19,552)	$28,637

      The difference between the provision for income taxes and the amounts computed by applying the U.S. Federal statutory rate are as follows:

	For the Year Ended December 31,

	2003	2002	2001

	(In thousands)
Federal statutory rate of 35%	$39,237	$(16,841)	$27,460
State income taxes, net of Federal effect	1,682	(722)	1,177
Other permanent differences	(815)	21	—
Other	—	84	—
Adjustment to prior year’s estimated tax liability	(519)	(2,094)	—

	$39,585	$(19,552)	$28,637

WESTPORT RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Components of the net long-term deferred tax liabilities are comprised of the following:

	December 31,

	2003	2002

	(In thousands)
Deferred tax assets:
Taxes related to SFAS 133 (OCI)	$45,777	$15,676
Net operating loss carryforward	26,075	42,773
Capital loss carryforward	4,782	3,642
Taxes related to SFAS 143 (Retirement Costs)	1,963	—
Taxes related to compensation	3,148	3,302
Taxes related to net hedging liabilities	309	5,243
Alternative minimum tax credit	—	1,400

Total gross deferred tax assets	82,054	72,036

Deferred tax liabilities:
Oil and natural gas properties	(198,330)	(196,181)
Taxes related to other	(1,541)	(293)
Taxes related to foreign currency translation liabilities	(207)	(92)

Total gross deferred tax liabilities	(200,078)	(196,566)

Net deferred tax liabilities	$(118,024)	$(124,530)

      As of December 31, 2003, the Company had net operating loss carryforwards for income tax purposes of approximately $71.4 million, which expire between 2018 and 2022 and may be utilized to reduce future tax liability of the Company. The utilization of substantially all of these loss carryforwards, acquired in the Merger, will be limited to approximately $16.3 million per year.

7.	Long-Term Debt

      Long-term debt consisted of:

	December 31,

	2003		2002

	(In thousands)
8 1/4% Senior Subordinated Notes due 2011	$718,885	(1)	$591,771	(2)
8 7/8% Senior Subordinated Notes due 2007	—		127,587	(3)
Revolving credit facility due on December 16, 2006	262,000		80,000

Less current portion	—		—

	$980,885		$799,358

(1)	The balance of the 8 1/4% Senior Subordinated Notes Due 2011 as of December 31, 2003 reflects the aggregate face amount of $700 million plus $14.2 million related to the premium recorded in connection with the issuance of 8 1/4% Senior Subordinated Notes Due 2011 on December 17, 2002 and April 3, 2003 (see 8 1/4% Senior Subordinated Notes Due 2011 below) and an increase of $4.7 million related to fair market value adjustments recorded as a result of the Company’s interest rate swaps accounted for as fair value hedges. See Interest Rate Swaps — Hedges below.

WESTPORT RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(2)	The balance of the 8 1/4% Senior Subordinated Notes Due 2011 as of December 31, 2002 reflects an increase of $8.9 million related to the premium recorded in connection with the issuance of 8 1/4% Senior Subordinated Notes Due 2011 on December 17, 2002 (see 8 1/4% Senior Subordinated Notes Due 2011 below) and an increase of $7.9 million related to fair market value adjustments recorded as a result of the Company’s interest rate swaps accounted for as fair value hedges. The face amount of the notes at December 31, 2002 was $575.0 million. See Interest Rate Swaps — Hedges below.

(3)	There was no balance outstanding with respect to the 8 7/8% Senior Subordinated Notes due 2007 as of December 31, 2003, since all of these notes were redeemed on May 5, 2003. The balance of the 8 7/8% Senior Subordinated Notes due 2007 as of December 31, 2002 reflects an increase of $3.5 million related to the gain on the cancellation of the fair market value hedge, which was amortized until the notes were redeemed on May 5, 2003. The face amount of the 8 7/8% Senior Subordinated Notes due 2007 at December 31, 2002 was $122.7 million. See 8 7/8% Senior Subordinated Notes due 2007 below.

Revolving Credit Facility

      The Company entered into a new credit facility (as amended from time to time, the “Revolving Credit Facility”) on December 17, 2002 with JPMorgan Chase Bank and Credit Suisse First Boston Corporation, for a maximum committed amount of $600 million and an initial borrowing base of approximately $470 million. The facility matures on December 16, 2006 and contains covenants and default provisions customary for similar credit facilities. We made borrowings under the Revolving Credit Facility to refinance all outstanding indebtedness under our previous revolving credit facility and to pay general corporate expenses.

      On October 15, 2003, the Revolving Credit Facility was amended, to increase the borrowing base from $470 million to $500 million. The amendment also eliminated the limit on the outstanding letters of credit, provided that the amount of letters of credit outstanding on any date does not exceed the lesser of the aggregate commitments under the Revolving Credit Facility and the borrowing base then in effect, or if the borrowing base is not in effect on such date, the aggregate commitments under the Revolving Credit Facility. The amendment also increased the basket allowed for purposes of providing cash collateral from $10 million to $20 million and deleted the requirement to file liens on properties if not rated BB+ and Ba1 at December 31, 2003.

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

WESTPORT RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

not less than 3.0 to 1.0. Commitment fees under the Revolving Credit Facility range from 0.25% to 0.5% on the average daily amount of the available unused borrowing capacity based on the rating of our senior unsecured debt as issued by Standard and Poor’s Rating Group and Moody’s Investor Service, Inc.

      As of December 31, 2003, we had borrowings and letters of credit issued of approximately $335.6 million outstanding under the Credit Facility, with a weighted average interest rate of 2.9% and available unused borrowing capacity of approximately $164.4 million. The letters of credit were issued primarily in connection with the margin requirements of the Company’s oil and natural gas derivative contracts.

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

8 1/4% Senior Subordinated Notes Due 2011

      On April 3, 2003, the Company issued $125 million in additional principal amount of the 8 1/4% Senior Subordinated Notes Due 2011 pursuant to Rule 144A and Regulation S under the Securities Act of 1933 (the “Securities Act”) at a price of 106% of the principal amount, with accrued interest from November 1, 2002. The 2003 notes were issued as additional debt securities under the indenture pursuant to which, on November 5, 2001, the Company issued $275 million of 8 1/4% Senior Subordinated Notes Due 2011 and on December 17, 2002, the Company issued $300 million of 8 1/4% Senior Subordinated Notes Due 2011. All of the 2001 and 2002 notes were subsequently exchanged on March 14, 2002 and March 12, 2003, respectively, for equal principal amounts of notes having substantially identical terms and registered under the Securities Act. The proceeds from the 2003 notes were used to fund the redemption of the Company’s 8 7/8% Senior Subordinated Notes due 2007 (described below) on May 5, 2003 and to reduce the indebtedness under the Revolving Credit Facility. The Company has agreed to file an exchange offer registration statement, or under certain circumstances, a shelf registration statement, pursuant to a registration rights agreement relating to the 2003 notes. On June 4, 2003, the Company filed the exchange offer registration statement, as amended on September 12, 2003 and February 5, 2004, relating to the 2003 notes, which was declared effective by the SEC on February 9, 2004. The Company is currently offering to exchange up to $125 million aggregate principal amount of new 8 1/4% Senior Subordinated Notes Due 2011 that have been registered under the Securities Act for an equal principal amount of the 2003 notes. The Company expects to consummate the exchange offer in March of 2004.

      The notes are senior subordinated unsecured obligations of the Company and are guaranteed on a senior subordinated basis by some of its existing and future restricted subsidiaries. The notes mature on November 1, 2011. The Company pays interest on the notes semi-annually on May 1 and November 1. On November 1, 2003, the Company paid additional interest of 0.5% per annum on the 2003 notes, which accrued from October 1, 2003, and will continue to pay additional interest, accruing from November 1, 2003 until we consummate the exchange offer contemplated in the exchange offer registration statement. The Company is entitled to redeem the notes in whole or in part on or after November 1, 2006 for the redemption price set forth in the notes. Prior to November 1, 2006, the Company is entitled to redeem the notes, in whole but not in part, at a redemption price equal to the principal amount of the notes plus a premium. There is no sinking fund for the notes.

      The indenture governing the 8 1/4% Senior Subordinated Notes Due 2011 limits the activity of the Company and its restricted subsidiaries. The provisions of such indenture limit the ability of the Company

WESTPORT RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Interest Rate Swaps — Hedges

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

      The Company entered into the interest rate swap contracts above to hedge the fair value of a portion of the 8 1/4% Senior Subordinated Notes Due 2011. Because these swaps meet the conditions to qualify for the “short cut” method of assessing effectiveness under the provisions SFAS No. 133, the change in the fair value of the notes is assumed to equal the change in the fair value of the interest rate swap. As such, there is no ineffectiveness assumed to exist between the interest rate swap and the notes.

      The interest rate swaps are fixed for floating swaps in that the Company receives the fixed rate of 8.25% and pays the floating rate. The floating rate is redetermined every six months based on the London Interbank Offered Rate (“LIBOR”) in effect at the contractual reset date. When LIBOR plus the applicable margin shown above is less than 8.25%, the Company receives a payment from the counterparty equal to the difference in rate times the notional amount. When LIBOR plus the applicable margin shown

WESTPORT RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

above is greater than 8.25%, the Company pays the counterparty the difference in rate times the notional amount. As of December 31, 2003, the Company recorded a derivative asset of $4.7 million related to the interest rate swaps, which have been designated as fair value hedges, with a corresponding debt increase. Based on the fair value of the interest rate swaps at December 31, 2003, the Company could expect to receive approximately $0.6 million per year through 2011.

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

      Maturities of long-term debt for each of the five years following December 31, 2003 are as follows (in thousands):

Year Ending December 31,

2004	$—
2005	—
2006	262,000
2007	—
2008	—
Thereafter	718,885

$980,885

8.	Stockholders’ Equity

      On December 16, 2002, the Company closed the shelf offering of 11.5 million shares of common stock at a price of $19.90 per share, which includes 1.5 million shares covered by an over-allotment option granted to, and which was exercised by, the underwriters. The Company received net proceeds of approximately $216 million from the sale of our common stock, which the Company used to finance, in part, the Uinta Basin Acquisition.

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

      On September 21, 2001, the Board of Directors authorized management to repurchase up to $30 million of the Company’s common stock. Through December 31, 2003, the Company has repurchased 30,000 shares of its common stock at an average price of $13.61 per share including broker commissions.

      The Company’s 6 1/2% convertible preferred stock has a liquidation preference of $25 per share and is convertible at the option of the holder into shares of the Company’s common stock at an initial conversion rate of 0.465795 shares of common stock for each share of preferred stock, equivalent to a conversion price of $11.64 per share of common stock. During 2003, 2002 and 2001, the Company declared and paid dividends of $1.63, $1.63 and $0.54 per share of preferred stock, respectively.

WESTPORT RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Stock Options

      On October 17, 2000, the Westport Resources Directors’ Stock Option Plan and the Westport Resources Corporation Stock Option Plan (the “Predecessor Plans”) were merged into the Westport Resources Corporation 2000 Stock Incentive Plan (the “Stock Option Plan”). The Stock Option Plan provides for issuance of options to employees, officers and directors to purchase shares of common stock. The aggregate number of shares of common stock that may be issued under the Stock Option Plan is 6,232,484 shares. The exercise price, vesting and duration of the options may vary and will be determined at the time of issuance.

      During 2003, options to purchase 723,350 shares of the Company’s common stock were granted under the Stock Option Plan at exercise prices between $20.07 and $26.70 per share, which reflected the estimated fair market value of the shares at the date of grant. These options vest ratably over two or three years from the date of grant and have a term of 10 years.

      During 2002, options to purchase 648,099 shares of the Company’s common stock were granted under the Stock Option Plan at exercise prices between $17.18 and $20.47 per share, which reflected the estimated fair market value of the shares at the date of grant. These options vest ratably over two or three years from the date of grant and have a term of 10 years.

      In connection with the August 21, 2001 merger of Old Westport and Belco, options previously issued by Belco were converted into options to purchase 788,194 shares of Westport common stock at exercise prices between $11.82 and $70.30 per share. These exercise prices reflect the estimated fair market value of the shares on August 21, 2001, after converting the Belco options into the existing Westport plan using a .4125 rate to account for the reverse stock split which was consummated under the merger agreement. Since Belco options converted into options to purchase Westport common stock were fully vested, the fair value of Westport options issued upon conversion was included in the purchase price of the Merger, in accordance with FASB Interpretation No. 44 (see Note 2 — Belco Merger). The fair value of Westport options issued upon conversion of Belco options was determined using the Black-Scholes option pricing model. Also during 2001, options to purchase 690,562 shares of the Company’s common stock were granted under the Stock Option Plan at exercise prices between $15.90 and $31.07 per share, which reflected the estimated fair market value of the shares at the date of grant. The options vest ratably over two or three years from the date of grant and have a term of 10 years.

      In March 2000, the FASB issued Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation.” The Interpretation clarified (a) the definition of employee for purposes of applying APB Opinion No. 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of previously fixed stock options or awards, and (d) the accounting for an exchange of stock options and/or awards in a business combination. Under provisions of the Interpretation, the Company is required to account for 1,080,473 of replacement options, for options repurchased by the Company on March 24, 2000, as variable awards from July 1, 2000 until the date the options are exercised, forfeited or expire unexercised. Compensation cost will be measured for the amount of any increases in our stock price after July 1, 2000 and recognized over the remaining vesting period of the options. Any decreases in the Company stock price subsequent to July 1, 2000 will be recognized as a decrease in compensation cost, limited to the amount of compensation cost previously recognized as a result of increases in our stock price. Any adjustment to compensation cost for further changes in the stock price after the award vests will be recognized immediately. As of December 31, 2003, 856,065 of the replacement options were still outstanding, which resulted in $7.6 million, $4.3 million and $0.4 million of compensation costs recorded in 2003, 2002 and 2001, respectively.

WESTPORT RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      A summary of the status of the Company’s Stock Option Plans as of December 31, 2003, 2002 and 2001 and changes during the years ended December 31, 2003, 2002, and 2001 are included below:

		Weighted
	Shares	Average
	Under	Exercise
	Option Plans	Price

Balance at December 31, 2000	2,053,441	$12.61
Options converted from Belco	788,194	28.61
Options granted	690,562	21.32
Options forfeited	(276,683)	27.75
Options exercised	(49,675)	11.59

Balance at December 31, 2001	3,205,839	17.13
Options granted	648,099	18.22
Options forfeited	(261,571)	30.99
Options exercised	(105,064)	12.85

Balance at December 31, 2002	3,487,303	16.42
Options granted	723,350	20.74
Options forfeited	(155,666)	20.98
Options exercised	(598,399)	14.56

Balance at December 31, 2003	3,456,588	$17.44

Options exercisable at December 31, 2001	1,272,065	$19.36

Options exercisable at December 31, 2002	1,812,835	$15.97

Options exercisable at December 31, 2003	2,220,078	$16.01

      The following table summarizes information about stock options outstanding at December 31, 2003.

	Options Outstanding			Options Exercisable

		Weighted Average	Weighted		Weighted
		Remaining	Average		Average
	Number of	Contractual Life	Exercise	Number of	Exercise
Range of Exercise Price	Options	(Yrs)	Price	Options	Price

$ 7.03-$14.06	1,129,187	6.3	$10.91	1,129,187	$10.91
$14.07-$21.09	1,974,926	8.0	$19.13	858,582	$18.55
$21.10-$28.12	243,037	7.4	$23.40	134,537	$23.40
$28.13-$42.17	50,667	6.4	$30.62	39,001	$30.68
$42.18-$49.21	10,927	3.0	$46.54	10,927	$46.54
$49.22-$63.26	44,545	3.9	$49.77	44,545	$49.77
$63.27-$70.30	3,299	2.4	$70.02	3,299	$70.02

	3,456,588	7.3	$17.44	2,220,078	$16.01

      The Company has elected to continue following Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and has elected to adopt the disclosure provisions of SFAS No. 148, “Accounting for Stock-Based Compensation — Transitions and Disclosure.” Had compensation costs for the Company’s options been determined based on the fair value at the grant dates

WESTPORT RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

consistent with SFAS No. 123, the Company’s net income would have been decreased and the net loss would have been increased to the pro forma amounts indicated below:

	Year Ended December 31,

	2003	2002	2001

	(In thousands, except per share data)
Net income (loss) available to common stockholders as reported	$64,344	$(33,328)	$48,234
Pro forma	61,493	(38,632)	45,267
Basic net income (loss) per common share
As reported	$0.96	$(0.63)	$1.11
Pro forma	0.92	(0.73)	1.04
Diluted net income (loss) per common share
As reported	$0.94	$(0.63)	$1.09
Pro forma	0.90	(0.73)	1.02

      The weighted average fair value of options granted during the years ended December 31, 2003, 2002 and 2001, calculated using the Black-Scholes option pricing model, was $8.29, $8.45 and $8.88, respectively. The fair value of each option granted is estimated with the following weighted average assumptions for grants in 2003, 2002 and 2001: risk-free interest rate of 1.13%, 1.67% and 3.89%, respectively; no dividend yields; expected volatility of 44.62%, 52.22% and 40.74%, respectively; and expected lives of five years.

10.	Restricted Stock Awards

      Common stock shares issued to certain employees as restricted stock awards pursuant to the Company’s 2000 Stock Incentive Plan were 158,100 and 36,550 for the years ended December 31, 2003 and 2001, respectively. There were no restricted stock awards issued for the year ended December 31, 2002. The shares are restricted for various periods ranging from one to three years after the date of grant. As of December 31, 2003, 32,550 shares had vested. As of December 31, 2003, 11,400 shares were cancelled for certain terminated employees. During the years ended December 31, 2003, 2002 and 2001 compensation expense of $0.1 million, $0.3 million and $0.3 million, respectively, was recorded as a result of the issuances.

11.	Major Purchasers

      The following purchasers accounted for 10% or more of the Company’s oil and gas sales for the years ended December 31, 2003, 2002 and 2001:

	2003	2002	2001

Dynegy Inc.	—	—	23%
Conoco Inc.	—	10%	—
Duke Energy	14%	—	—

WESTPORT RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	Commitments and Contingencies

      At December 31, 2003, the Company had leases covering office space and copiers under noncancelable agreements which begin to expire in June 2004. The minimum annual lease payments under noncancelable operating leases are as follows (in thousands):

Year Ending December 31

2004	$1,791
2005	1,846
2006	1,925
2007	1,838
2008	1,034
Thereafter	4

$8,438

      Rent expense for the years ended December 31, 2003, 2002 and 2001 was approximately $1,641,000, $1,439,000 and $954,000, respectively.

      The Company entered into employment agreements on April 1, 2002 with its chief executive officer and president, which provide for annual base salaries of $382,000 and $264,000, respectively, subject to annual adjustments through May 31, 2005. The agreements provide for severance payments equal to three times the individual’s then applicable base salary and three times the average of the bonus the individual received in the last three years if the Company terminates such person’s employment other than for cause or if such person’s employment is terminated upon a change of control of Westport.

      Following the Merger, the Company entered into retention agreements with its executive officers. The retention agreements set forth the terms and conditions of the officers’ compensation in the event of termination of their employment following a change in control, as defined in the agreements, within five years of the date of such retention agreements. Each agreement automatically expires if a change in control has not occurred within the five-year period, and may be renewed for successive one-year periods by written agreement of the parties. If a termination following a change in control occurs within the specified period, other than a termination for cause or with good reason, as defined in the agreement, the terminated person will be entitled to all earned and accrued compensation and benefits plus severance compensation equal to a stated percentage of the sum of their respective base salary and average bonus for three prior years, plus the amount of any excise tax imposed on such severance payment. In addition, all equity incentive awards become immediately vested.

      Westport Oil and Gas Company, L.P., the Company’s wholly-owned subsidiary, is a defendant in a case brought in July 2001 against its predecessor, Belco Energy Corp., in the district court of Sweetwater County, Wyoming. The complaint seeks damages on behalf of a purported class of royalty owners for alleged improper deduction, valuation and reporting under the Wyoming Royalty Payment Act in connection with royalty payments made by Belco on production from wells it operates in the Moxa Arch area of the Green River Basin. During initial stages of the case, plaintiffs have advised Westport that they calculate the amount of damages allegedly owed by Belco as approximately $1,165,000, which includes attorneys fees and litigation costs. Westport has denied liability for any of these damages and believes that it has valid defenses to plaintiffs’ claims. Class certification and discovery have been stayed pending the decision by the Wyoming Supreme Court in a case involving unrelated parties that may have a bearing on this case and other similar cases filed by plaintiffs against other oil and gas industry operators in the Green River Basin. Settlement discussions have occurred with plaintiffs and are ongoing. The Company believes that the potential liability with respect to such proceedings is not material in the aggregate to the

WESTPORT RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company’s financial position, results of operations or cash flows. Accordingly, the Company has not established a reserve for loss in connection with this proceeding.

      The Company is subject to governmental and regulatory controls arising in the ordinary course of business. It is the opinion of the Company’s management that there are no claims or litigation involving the Company that are likely to have a material adverse effect on its financial position, results of operations or cash flows.

13.	Retirement Savings Plan

      Effective December 1, 1995, the Company adopted a retirement savings plan. The Westport Savings and Profit Sharing Plan (the “Plan”) is a defined contribution plan and covers all employees of the Company. The Plan is subject to the provisions of the Employee Retirement Income Security Act of 1974, as amended, and Section 401(k) of the Internal Revenue Code.

      The assets of the Plan are held and the related investments are executed by the Plan’s trustee. Participants in the Plan have investment alternatives in which to place their funds and may place their funds in one or more of these investment alternatives. Administrative fees are paid by the Company on behalf of the Plan. The Plan provides for discretionary matching by the Company of 75% of each participant’s contributions up to 6% of the participant’s compensation. The Company contributed $894,000, $657,000 and $400,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

14.	Segment Information

      The Company operates in four geographic divisions: Northern (Rocky Mountains); Southern (Permian Basin, Mid-Continent and Gulf Coast); Western (Uinta Basin) and Gulf of Mexico (offshore). Amounts presented below for Western only represent fifteen days of operations in 2002. All four areas are engaged in the production, development, acquisition and exploration of oil and natural gas properties. The Company evaluates segment performance based on the profit or loss from operations before income taxes.

WESTPORT RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Corporate general and administrative expenses are unallocated in 2001. Consolidated and segment financial information is as follows:

				Gulf of	Corporate &
	Northern	Southern	Western	Mexico	Unallocated	Consolidated

			(In thousands)
2003
Revenues(1)	$177,926	$293,377	$128,503	$226,458	$(92,575)	$733,689
DD&A	41,437	93,639	26,998	97,082	1,448	260,604
Impairment of proved properties	112	10,585	—	7,469	—	18,166
Impairment of unproved properties	7,655	6,975	194	12,732	—	27,556
Operating income (loss)	68,356	89,688	66,652	44,865	(101,775)	167,786
Assets(2)	391,153	1,211,552	586,948	263,490	164,120	2,617,263
Expenditures for assets, net	48,818	399,855	74,126	85,720	1,240	609,759

2002
Revenues(1)	125,863	163,842	1,857	135,184	(27,178)	399,568
DD&A	45,210	77,844	791	78,813	435	203,093
Impairment of proved properties	12,231	6,118	—	1,351	—	19,700
Impairment of unproved properties	3,847	2,109	—	4,005	—	9,961
Operating income (loss)	12,571	8,160	292	(3,740)	(32,339)	(15,056)
Assets(2)	395,375	894,420	506,618	296,330	140,798	2,233,541
Expenditures for assets, net	72,074	162,706	510,916	80,220	1,586	827,502

2001
Revenues(1)	92,583	73,526	—	151,037	31,714	348,860
DD&A	26,116	34,108	—	62,947	888	124,059
Impairment of proved properties	5,861	484	—	3,078	—	9,423
Impairment of unproved properties	24	10	—	6,940	—	6,974
Operating income	25,014	11,821	—	28,640	19,340	84,815
Assets(2)	418,817	789,429	—	305,372	90,598	1,604,216
Expenditures for assets, net	40,217	38,195	—	115,088	744	194,244

(1)	Corporate and unallocated revenues consist of hedge settlements, non-hedge settlements and non-hedge change in fair value of derivatives, most of which is not allocated to the divisions.

(2)	Corporate and unallocated assets include $19.6 million, $16.5 million and $25.5 million of joint interest billing receivables at December 31, 2003, 2002 and 2001. Because the Company tracks its joint interest receivables by joint interest partner and not by property, the Company is unable to allocate joint interest receivables to its three divisions.

WESTPORT RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.	Condensed Consolidated Financial Statements of Subsidiary Guarantors:

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

WESTPORT RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Presented below are condensed consolidating financial statements for Westport and the Subsidiary Guarantors.

CONDENSED CONSOLIDATING BALANCE SHEET

December 31, 2003

	Parent	Subsidiary
	Company	Guarantors	Eliminations	Consolidated

	(In thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$45,509	$28,149	$—	$73,658
Accounts receivable, net	24,269	62,665	—	86,934
Intercompany receivable	1,533,325	—	(1,533,325)	—
Derivative assets	3,728	—	—	3,728
Prepaid expenses	5,988	11,214	—	17,202

Total current assets	1,612,819	102,028	(1,533,325)	181,522

Property and equipment, at cost:
Oil and gas properties, successful efforts method:
Proved properties	403,927	2,303,301	—	2,707,228
Unproved properties	18,421	100,910	—	119,331
Field services assets	—	40,226	—	40,226
Building and other office furniture and equipment	711	10,215	—	10,926

	423,059	2,454,652	—	2,877,711
Less accumulated depletion, depreciation and amortization	(203,563)	(524,583)	—	(728,146)

Net property and equipment	219,496	1,930,069	—	2,149,565

Other Assets:
Long-term derivative assets	23,105	—	—	23,105
Goodwill	—	244,640	—	244,640
Other assets	18,431	—	—	18,431

Total other assets	41,536	244,640	—	286,176

Total assets	$1,873,851	$2,276,737	$(1,533,325)	$2,617,263

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$15,511	$64,186	$—	$79,697
Accrued expenses	19,101	26,035	—	45,136
Ad valorem taxes payable	20	13,827	—	13,847
Intercompany payable	—	1,533,325	(1,533,325)	—
Derivative liabilities	107,529	—	—	107,529
Income taxes payable	—	2,499	—	2,499
Current asset retirement obligation	4,479	3,538		8,017

Total current liabilities	146,640	1,643,410	(1,533,325)	256,725
Long-term debt	980,885	—	—	980,885
Deferred income taxes	(88,677)	206,701	—	118,024
Long-term derivative liabilities	38,022	—	—	38,022
Long-term retirement obligation	15,962	46,747	—	62,709

Total liabilities	1,092,832	1,896,858	(1,533,325)	1,456,365

Stockholders’ equity
Preferred stock	29	—	—	29
Common stock	675	3	(3)	675
Additional paid-in capital	967,851	199,154	3	1,167,008
Treasury stock	(583)	—	—	(583)
Retained earnings	(116,177)	180,523	—	64,346
Accumulated other comprehensive income	(70,776)	199	—	(70,577)

Total stockholders’ equity	781,019	379,879	—	1,160,898

Total liabilities and stockholders’ equity	$1,873,851	$2,276,737	$(1,533,325)	$2,617,263

WESTPORT RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Year Ended December 31, 2003

	Parent	Subsidiary
	Company	Guarantors	Eliminations	Consolidated

	(In thousands)
Operating revenues:
Oil and natural gas sales	$172,270	$641,612	$—	$813,882
Hedge settlements	(102,368)	—	—	(102,368)
Gathering income	—	3,456		3,456
Non-hedge settlements	2,653	—	—	2,653
Non-hedge change in fair value of derivatives	9,501	—	—	9,501
Gain on sale of operating assets, net	3	6,562	—	6,565

Net revenues	82,059	651,630	—	733,689

Operating expenses:
Lease operating expense	12,081	88,951	—	101,032
Production taxes	3	45,656	—	45,659
Transportation costs	853	12,502	—	13,355
Gathering expense	—	2,977	—	2,977
Exploration	29,920	28,811	—	58,731
Depletion, depreciation and amortization	78,087	182,517	—	260,604
Impairment of proved properties	5,907	12,259	—	18,166
Impairment of unproved properties	10,309	17,247	—	27,556
Stock compensation expense	7,744	—	—	7,744
General and administrative	7,361	22,718	—	30,079

Total operating expenses	152,265	413,638	—	565,903

Operating income (loss)	(70,206)	237,992	—	167,786
Other income (expense):
Interest expense	(56,208)	(17)	—	(56,225)
Interest income	317	426	—	743
Loss on debt retirement	(920)	—	—	(920)
Other	362	360	—	722

Income (loss) before income taxes	(126,655)	238,761	—	112,106

Benefit (provision) for income taxes:
Current	—	(14,233)	—	(14,233)
Deferred	46,229	(71,581)	—	(25,352)

Total benefit (provision) for income taxes	46,229	(85,814)	—	(39,585)

Net income (loss) before cumulative change in accounting principle	(80,426)	152,947	—	72,521
Preferred stock dividends	(4,763)	—	—	(4,763)
Cumulative effect of change in accounting principle	1,765	(5,179)	—	(3,414)

Net income (loss) available to common stockholders	$(83,424)	$147,768	$—	$64,344

WESTPORT RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Year Ended December 31, 2003

	Parent	Subsidiary
	Company	Guarantors	Eliminations	Consolidated

	(In thousands)
Cash flows from operating activities:
Net income (loss)	$(78,661)	$147,768	$—	$69,107
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depletion, depreciation and amortization	78,087	182,517	—	260,604
Exploration dry hole costs	22,177	17,112	—	39,289
Impairment of proved properties	5,907	12,259	—	18,166
Impairment of unproved properties	10,309	17,247	—	27,556
Deferred income taxes	(46,229)	71,581	—	25,352
Stock compensation expense	7,744	—	—	7,744
Change in derivative fair value	(9,501)	—	—	(9,501)
Amortization of financing fees	1,275	—	—	1,275
Changes in asset and liabilities, net of effects of gain on sale of assets	(3)	(6,562)	—	(6,565)
Cumulative change in accounting principle, net of tax	(1,765)	5,179	—	3,414
Other	(83)	(29)	—	(112)
Changes in asset and liabilities, net of effects of acquisitions:
Decrease (increase) in accounts receivable	3,612	(29,041)	—	(25,429)
Decrease (increase) in prepaid expenses and other assets	1,933	(6,816)	—	(4,883)
Decrease in net derivative liabilities	(5,178)	—	—	(5,178)
Increase in accounts payable	210	28,406	—	28,616
Decrease in ad valorem taxes payable	21	4,837	—	4,858
Increase in income taxes payable	—	3,826	—	3,826
Increase (decrease) in accrued expenses	(1,834)	2,464	—	630
Decrease in other liabilities	(350)	(1,702)	—	(2,052)

Net cash provided by operating activities	(12,329)	449,046	—	436,717

Cash flows from investing activities:
Additions to property and equipment	(76,809)	(200,199)	—	(277,008)
Proceeds from sales of assets	3	13,375	—	13,378
Increase (decrease) in intercompany receivable	—	57,932	(57,932)	—
Other asset acquisitions	—	(332,751)	—	(332,751)

Net cash used in investing activities	(76,806)	(461,643)	(57,932)	(596,381)

Cash flows from financing activities:
Proceeds from issuance of common stock	8,867	—	—	8,867
Repurchase of common stock	(114)	—	—	(114)
Proceeds from issuance of long-term debt	413,875	—	—	413,875
Repayment of long-term debt	(226,311)	—	—	(226,311)
Preferred stock dividend	(4,763)	—	—	(4,763)
Loss on retirement of debt	(920)	—	—	(920)
Financing fees	(639)	—	—	(639)
Increase in intercompany payable	(57,932)	—	57,932	—

Net cash provided by financing activities	132,063	—	57,932	189,995

Net increase in cash and cash equivalents	42,928	(12,597)	—	30,331
Effect of exchange rate changes on cash	—	566	—	566
Cash and cash equivalents, beginning of year	2,581	40,180	—	42,761

Cash and cash equivalents, end of year	$45,509	$28,149	$—	$73,658

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

Stockholders’ equity
Preferred stock	29	—	—	29
Common stock	668	3	(3)	668
Additional paid-in capital	951,189	199,153	3	1,150,345
Treasury stock	(469)	—	—	(469)
Retained earnings	(32,753)	32,755	—	2
Accumulated other comprehensive income	(18,408)	(161)	—	(18,569)

Total stockholders’ equity	900,256	231,750	—	1,132,006

Total liabilities and stockholders’ equity	$1,802,367	$1,906,567	$(1,475,393)	$2,233,541

WESTPORT RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Year Ended December 31, 2002

	Parent	Subsidiary
	Company	Guarantors	Eliminations	Consolidated

	(In thousands)
Operating revenues:
Oil and natural gas sales	$82,136	$346,294	$—	$428,430
Hedge settlements	(1,276)	—	—	(1,276)
Non-hedge settlements	822	—	—	822
Non-hedge change in fair value of derivatives	(26,723)	—	—	(26,723)
Gain (loss) on sale of operating assets, net	276	(1,961)	—	(1,685)

Net revenues	55,235	344,333	—	399,568

Operating expenses:
Lease operating expense	12,748	76,580	—	89,328
Production taxes	5	23,949	—	23,954
Transportation costs	317	7,644	—	7,961
Exploration	21,689	10,701	—	32,390
Depletion, depreciation and amortization	48,847	154,246	—	203,093
Impairment of proved properties	—	19,700	—	19,700
Impairment of unproved properties	3,046	6,915	—	9,961
Stock compensation expense	4,608	—	—	4,608
General and administrative	6,046	17,583	—	23,629

Total operating expenses	97,306	317,318	—	414,624

Operating income	(42,071)	27,015	—	(15,056)
Other income (expense):
Interest expense	(34,607)	(229)	—	(34,836)
Interest income	172	374	—	546
Change in interest rate swap fair value	—	226	—	226
Other	579	423	—	1,002

Income (loss) before income taxes	(75,927)	27,809	—	(48,118)

Benefit (provision) for income taxes:
Current	—	2,094	—	2,094
Deferred	27,609	(10,151)	—	17,458

Total provision for income taxes	27,609	(8,057)	—	19,552

Net income (loss)	(48,318)	19,752	—	(28,566)
Preferred stock dividends	(4,762)	—	—	(4,762)

Net income (loss) available to common stockholders	$(53,080)	$19,752	$—	$(33,328)

WESTPORT RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Year Ended December 31, 2002

	Parent	Subsidiary
	Company	Guarantors	Eliminations	Consolidated

	(In thousands)
Cash flows from operating activities:
Net income (loss)	$(48,318)	$19,752	$—	$(28,566)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depletion, depreciation and amortization	48,847	154,246	—	203,093
Exploration dry hole costs	13,955	5,591	—	19,546
Impairment of proved properties	—	19,700	—	19,700
Impairment of unproved properties	3,046	6,915	—	9,961
Deferred income taxes	(27,609)	10,151	—	(17,458)
Stock compensation expense	4,608	—	—	4,608
Change in derivative fair value	26,723	—	—	26,723
Amortization of financing fees	2,438	—	—	2,438
Changes in asset and liabilities, net of effects of loss (gain) on sale of assets	(276)	1,961	—	1,685
Other	(274)	—	—	(274)
Changes in asset and liabilities, net of effects of acquisitions:
Decrease (increase) in accounts receivable	(9,194)	6,285	—	(2,909)
Decrease (increase)in prepaid expenses and other assets	(5,575)	544	—	(5,031)
Decrease in net derivative liabilities	(9,636)	—	—	(9,636)
Decrease in accounts payable	(3,405)	(3,168)	—	(6,573)
Decrease in ad valorem taxes payable	(2)	(849)	—	(851)
Increase (decrease) in income taxes payable	248	(725)	—	(477)
Increase in accrued expenses	2,782	5,323	—	8,105
Decrease in other liabilities	—	(887)	—	(887)

Net cash provided by (used in) operating activities	(1,642)	224,839	—	223,197

Cash flows from investing activities:
Additions to property and equipment	(68,928)	(78,684)	—	(147,612)
Proceeds from sales of assets	750	12,561	—	13,311
Increase (decrease) in intercompany receivable	(547,479)	—	547,479	—
Other acquisitions	(328)	(679,562)	—	(679,890)
Other	—	28	—	28

Net cash used in (provided by) investing activities	(615,985)	(745,657)	547,479	(814,163)

Cash flows from financing activities:
Proceeds from issuance of common stock	267,787	—	—	267,787
Repurchase of common stock	(61)	—	—	(61)
Proceeds from issuance of long-term debt	639,000	—	—	639,000
Repayment of long-term debt	(285,000)	—	—	(285,000)
Preferred stock dividend	(4,762)	—	—	(4,762)
Gain in interest rate swap cancellation	3,705	—	—	3,705
Financing fees	(14,273)	—	—	(14,273)
Increase in intercompany payable	—	547,479	(547,479)	—

Net cash provided by (used in) financing activities	606,396	547,479	(547,479)	606,396

Net increase in cash and cash equivalents	(11,231)	26,661	—	15,430
Effect of exchange rate changes on cash	—	(253)	—	(253)
Cash and cash equivalents, beginning of year	13,812	13,772	—	27,584

Cash and cash equivalents, end of year	$2,581	$40,180	$—	$42,761

WESTPORT RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Year Ended December 31, 2001

	Parent	Subsidiary
	Company	Guarantors	Eliminations	Consolidated

	(In thousands)
Operating revenues:
Oil and natural gas sales	$90,954	$226,324	$—	$317,278
Hedge settlements	—	2,091	—	2,091
Non-hedge settlements	—	15,300	—	15,300
Non-hedge change in fair value of derivatives	—	14,323	—	14,323
Gain (loss) on sale of operating assets, net	(304)	172	—	(132)

Net revenues	90,650	258,210	—	348,860
Operating expenses:
Lease operating expense	7,879	47,436	—	55,315
Production taxes	8	13,399	—	13,407
Transportation costs	421	4,736	—	5,157
Exploration	24,393	6,920	—	31,313
Depletion, depreciation and amortization	43,044	81,015	—	124,059
Impairment of proved properties	612	8,811	—	9,423
Impairment of unproved properties	5,562	1,412	—	6,974
Stock compensation expense	719	—	—	719
General and administrative	6,410	11,268	—	17,678

Total operating expenses	89,048	174,997	—	264,045

Operating income	1,602	83,213	—	84,815
Other income (expense):
Interest expense	(6,990)	(6,206)	—	(13,196)
Interest income	1,159	509	—	1,668
Change in interest rate swap fair value	—	4,960		4,960
Other	163	48	—	211

Income (loss) before income taxes	(4,066)	82,524	—	78,458

Benefit (provision) for income taxes:
Current	—	(2,006)	—	(2,006)
Deferred	1,547	(28,178)	—	(26,631)

Total benefit (provision) for income taxes	1,547	(30,184)	—	(28,637)

Net income (loss)	(2,519)	52,340	—	49,821
Preferred stock dividends	(1,587)	—	—	(1,587)

Net income (loss) available to common stockholders	$(4,106)	$52,340	$—	$48,234

WESTPORT RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Year Ended December 31, 2001

	Parent	Subsidiary
	Company	Guarantors	Eliminations	Consolidated

	(In thousands)
Cash flows from operating activities:
Net income (loss)	$(2,519)	$52,340	$—	$49,821
Adjustments to reconcile net income to net cash provided by operating activities:
Depletion, depreciation and amortization	43,044	81,015	—	124,059
Exploration dry hole costs	14,183	5,090	—	19,273
Impairment of proved properties	612	8,811	—	9,423
Impairment of unproved properties	5,562	1,412	—	6,974
Stock compensation expense	719	—	—	719
Change in derivative fair value	—	(14,323)	—	(14,323)
Loss (gain) on sale of assets	304	(172)	—	132
Deferred income taxes	(1,547)	28,178	—	26,631
Amortization of financing fees	323	112	—	435
Changes in asset and liabilities, net of effects of acquisitions:
Decrease (increase) in accounts receivable	(4,283)	14,409	—	10,126
Decrease in prepaid expenses and other assets	797	254	—	1,051
Decrease in net derivative liabilities	—	(23,245)	—	(23,245)
Increase (decrease) in accounts payable	7,193	(13,433)	—	(6,240)
Increase (decrease) in accrued expenses	(5,982)	(2,492)	—	(8,474)
Increase in ad valorem taxes payable	—	(1,130)	—	(1,130)
Increase in income taxes payable	—	301	—	301
Decrease in other liabilities	—	(260)	—	(260)

Net cash provided by operating activities	58,406	136,867	—	195,273

Cash flows from investing activities:
Additions to property and equipment	(76,083)	(111,842)	—	(187,925)
Proceeds from sales of assets	161	5,375	—	5,536
Other acquisitions	—	(6,319)	—	(6,319)
Increase (decrease) in intercompany receivable	18,340	—	(18,340)	—
Other	—	22	—	22

Net cash used in investing activities	(57,582)	(112,764)	(18,340)	(188,686)

Cash flows from financing activities:
Proceeds from issuance of common stock	576	—	—	576
Repurchase of common stock	(408)	—	—	(408)
Proceeds from issuance of long-term debt	590,000	—	—	590,000
Repayment of long-term debt	(577,898)	313	—	(577,585)
Preferred stock dividend	(1,587)	—	—	(1,587)
Financing fees	(10,153)	—	—	(10,153)
Increase in intercompany payable	—	(18,340)	18,340	—

Net cash provided by (used in) financing activities	530	(18,027)	18,340	843

Net increase in cash and cash equivalents	1,354	6,076	—	7,430
Cash and cash equivalents, beginning of year	12,458	7,696	—	20,154

Cash and cash equivalents, end of year	$13,812	$13,772	$—	$27,584

WESTPORT RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16.	Supplemental Information Related to Oil and Gas Activities

      The following tables set forth certain historical costs and costs incurred related to the Company’s oil and natural gas producing activities:

	For the Year Ended December 31,

	2003	2002	2001

	(In thousands)
Capitalized costs
Proved oil and natural gas properties	$2,707,228	$2,138,471	$1,446,331
Unproved oil and natural gas properties	119,331	104,430	105,539

Total oil and natural gas properties	2,826,559	2,242,901	1,551,870
Less: Accumulated depletion, depreciation and amortization	(721,631)	(481,396)	(280,737)

Net capitalized costs	$2,104,928	$1,761,505	$1,271,133

Costs incurred
Proved property acquisition costs	$306,262	$618,597	$706,811
Unproved property acquisition costs	54,008	30,051	76,401
Exploration costs	66,940	35,198	60,704
Development costs	197,420	103,045	115,563

Total finding and development costs	624,630	786,891	959,479

Asset retirement costs — additions	10,303	—	—
Asset retirement costs — revisions	2,260	—	—

Costs Incurred	$637,193	$786,891	$959,479

Oil and Gas Reserve Information (Unaudited)

      The following summarizes the policies used by the Company in preparing the accompanying oil and natural gas reserve disclosures, standardized measure of discounted future net cash flows relating to proved oil and gas reserves and reconciliation of such standardized measure between years.

      Estimated quantities of the Company’s oil and gas reserves and the net present value of such reserves as of December 31, 2003 are based upon reserve reports prepared by Ryder Scott Company, L.P., Netherland, Sewell & Associates, Inc. and the Company’s engineering staff. The Ryder Scott report covered 71% of the total net present value of estimates of total proved reserves. The Netherland Sewell report covered 16% and the internally generated report covered the remaining 13% of the net present value. Estimates of total proved reserves at December 31, 2002 were prepared by Ryder Scott Company, L.P. and the Company’s engineering staff. Ryder Scott reports covered 81% of the total net present value of estimates of total proved reserves, preparing 58% and auditing 23%. The internally generated report covered the remaining 19% of the net present value. At December 31, 2001, Ryder Scott Company, L.P. audited 87% of the total net present value of estimates of total proved reserves and the remaining 13% of net present value of the reserves was unaudited. Proved reserves are estimated quantities of crude oil and natural gas which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved developed reserves are proved reserves that can be recovered through existing wells with existing equipment and operating methods. Substantially all of the Company’s oil and natural gas reserves are located in the United States and the Gulf of Mexico.

WESTPORT RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

3. The future cash flows are reduced by estimated production costs and costs to develop and produce the proved reserves, all based on year-end economic conditions and by the estimated effect of future income taxes based on statutory income tax rates in effect at each year end, the Company’s tax basis in its proved oil and natural gas properties and the effect of net operating loss, investment tax credit and other carryforwards.

      The standardized measure of discounted future net cash flows does not purport to present, nor should it be interpreted to present, the fair value of the Company’s oil and natural gas reserves. An estimate of fair value would also take into account, among other things, the recovery of reserves not presently classified as proved, anticipated future changes in prices and costs and a discount factor more representative of the time value of money and the risks inherent in reserve estimates.

      The estimated net future development costs to develop the booked proved undeveloped reserves for 2004, 2005 and 2006 are $137.8 million, $166.9 million and $79.8 million, respectively.

WESTPORT RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Quantities of Oil and Gas Reserves (Unaudited)

      The following table presents estimates of the Company’s net proved and proved developed oil and gas reserves:

	Oil (Mbls)	Gas (Mmcf)

Proved reserves at December 31, 2000	34,800	245,465
Revisions of previous estimates	(4,360)	(6,390)
Discoveries	6,057	55,366
Purchase of minerals in place	37,576	283,783
Sales of minerals in place	(488)	(1,599)
Production	(4,929)	(58,561)

Proved reserves at December 31, 2001	68,656	518,064
Revisions of previous estimates	6,008	(15,754)
Discoveries	3,082	39,936
Purchase of minerals in place	12,085	650,230
Sales of minerals in place	(2,735)	(5,555)
Production	(7,927)	(82,346)

Proved reserves at December 31, 2002	79,169	1,104,575
Revisions of previous estimates	(3,201)	340
Discoveries	2,768	171,967
Purchase of minerals in place	1,290	201,465
Sales of minerals in place	(1,623)	(1,933)
Production	(8,175)	(116,989)

Proved reserves at December 31, 2003	70,228	1,359,425

Proved developed reserves at December 31, 2001	51,068	401,823

Proved developed reserves at December 31, 2002	60,576	676,365

Proved developed reserves at December 31, 2003	57,474	819,724

WESTPORT RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserves (Unaudited)

	December 31,

	2003	2002	2001

	(In thousands)
Future cash flows	$9,625,476	$6,627,844	$2,543,696
Future production costs	(2,807,677)	(1,928,788)	(841,940)
Future development costs	(669,193)	(474,447)	(216,708)

Future net cash flows before tax	6,148,606	4,224,609	1,485,048
Future income taxes	(1,676,304)	(1,123,508)	(306,261)

Future net cash flows after tax	4,472,302	3,101,101	1,178,787
Annual discount at 10%	(1,944,683)	(1,334,650)	(431,758)

Standardized measure of discounted future net cash flows	$2,527,619	$1,766,451	$747,029

Discounted future net cash flows before income taxes	$3,485,638 (1)	$2,405,818 (2)	$924,343

(1)	The difference in the discounted future net cash flows before income taxes from December 31, 2002 to December 31, 2003 resulted almost entirely from (i) the addition of 209.2 Bcfe of proved reserves due to acquisitions, (ii) the addition of 188.6 Bcfe as discoveries and extension and (iii) the change in commodity prices used to determine future cash flows.

(2)	The difference in the discounted future net cash flows before income taxes from December 31, 2001 to December 31, 2002 resulted almost entirely from (i) the addition of 722.7 Bcfe of proved reserves due to acquisitions, (ii) the addition of 58.4 Bcfe as discoveries and extension and (iii) the upward revision of 20 Bcfe due to revisions of previous estimates and (iv) the change in commodity prices used to determine future cash flows.

Changes in Standardized Measure of Discounted Future Net Cash Flows (Unaudited)

	For the Year Ended December 31,

	2003	2002	2001

	(In thousands)
Oil and natural gas sales, net of production costs	$(653,836)	$(307,187)	$(243,399)
Net changes in anticipated prices and production costs	646,461	659,541	(1,179,511)
Extensions and discoveries, less related costs	391,154	125,262	139,078
Changes in estimated future development costs	(111,226)	(32,309)	(10,284)
Previously estimated development costs incurred	151,958	73,422	50,704
Net change in income taxes	(318,652)	(462,053)	295,179
Purchase of minerals in place	558,245	825,382	489,733
Sales of minerals in place	(16,477)	(12,024)	(8,466)
Accretion of discount	240,582	92,434	157,089
Revision of quantity estimates	(39,508)	39,468	(35,347)
Changes in production rates and other	(87,533)	17,486	(6,146)

Change in standardized measure	$761,168	$1,019,422	$(351,370)

WESTPORT RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17.	Supplemental Quarterly Financial Information (Unaudited)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Full Year

	(In thousands, except per share amounts)
2003
Total revenues	$181,894	$180,627	$186,765	$184,403	$733,689
Gross profit(1)	134,668	131,626	141,715	143,938	551,947
Net income	20,441	14,408	25,823	8,435	69,107
Net income available to common stock	19,250	13,217	24,632	7,245	64,344
Net income per share(2)
Basic	0.29	0.20	0.37	0.11	0.96
Diluted	0.29	0.19	0.36	0.11	0.94

2002
Total revenues	$71,948	$111,331	$103,048	$113,241	$399,568
Gross profit(1)	52,755	80,479	72,709	99,968	305,911
Net income (loss)	(19,473)	2,410	2,165	(13,668)	(28,566)
Net income (loss) available to common stock	(20,663)	1,219	974	(14,858)	(33,328)
Net income (loss) per share(2)
Basic	(0.40)	0.02	0.02	(0.27)	(0.63)
Diluted	(0.40)	0.02	0.02	(0.27)	(0.63)

(1)	Gross profit is computed as the excess of oil and natural gas revenues, including hedge settlements and gathering income, over operating expenses. Operating expenses include lease operating expense, production taxes, transportation costs and gathering expenses.

(2)	The sum of the individual quarterly net income (loss) per share may not agree with year-to-date net income per share as each period’s computation is based on the weighted average number of common shares outstanding during the period.

INDEX TO EXHIBITS

Exhibit No.		Exhibit Description

1.1	—	Purchase Agreement, dated as of March 27, 2003, by and among Westport, subsidiary guarantors party thereto and Lehman Brothers Inc. (incorporated by reference to Exhibit 1 to Westport’s Registration Statement on Form S-4 (Registration No. 333-105834), filed with the SEC on June 4, 2003).
1.2	—	Stock Purchase Agreement, dated as of November 15, 2002, by and among Westport, Spindrift Partners, L.P., Spindrift Investors (Bermuda) L.P., Global Natural Resources III and Global Natural Resources III L.P. (incorporated by reference to Exhibit 1 to Westport’s Registration Statement on Form S-3 (Registration No. 333-102281), filed with the SEC on December 31, 2002).
2.1	—	Agreement and Plan of Merger, dated as of March 9, 2000, by and among Westport Oil and Gas Company, Inc., Westport Energy Corporation, Equitable Production Company, Equitable Production (Gulf) Company and EPGC Merger Sub Corporation (incorporated by reference to Exhibit 2.1 to the Registration Statement on Form S-1 of Westport Resources Corporation, a Delaware corporation (Registration No. 333-40422), filed with the SEC on June 29, 2000).
2.2	—	Agreement and Plan of Merger, dated as of June 8, 2001, among Belco and Westport Resources Corporation, a Delaware corporation (incorporated by reference to Exhibit 2.1 to Belco’s Registration Statement on Form S-4/A (Registration No. 333-64320), filed with the SEC on July 24, 2001).
2.3	—	Purchase and Sale Agreement, dated November 6, 2002, among Westport and certain affiliates of El Paso Corporation parties thereto (incorporated by reference to Exhibit 2 to Westport’s Current Report on Form 8-K/A, filed with the SEC on December 27, 2002).
3.1	—	Amended Articles of Incorporation of Westport (incorporated by reference to Exhibit 3.1 to Westport’s Registration Statement on Form 8-A/A, filed with the SEC on August 31, 2001).
3.2	—	Certificate of Amendment to Amended Articles of Incorporation of Westport, dated March 5, 2003 (incorporated by reference to Exhibit 3.2 to Westport’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, filed with the SEC on May 8, 2003).
3.3	—	Third Amended and Restated Bylaws of Westport, effective as of October 1, 2003 (incorporated by reference to Exhibit 3.3 to Westport’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, filed with the SEC on November 14, 2003).
4.1	—	Specimen Certificate for shares of Common Stock of Westport (incorporated by reference to Exhibit 4.1 to Westport’s Registration Statement on Form 8-A/A, filed with the SEC on August 31, 2001).
4.2	—	Specimen Certificate for shares of 6 1/2% Convertible Preferred Stock of Westport (incorporated by reference to Exhibit 4 to Westport’s Registration Statement on Form 8-A/A, filed with the SEC on August 31, 2001).
4.3	—	Third Amended and Restated Shareholders Agreement, dated as of February 14, 2003, among Westport, ERI, Medicor Foundation, WELLC and certain stockholders named therein (incorporated by reference to Exhibit 4.3 to Westport’s Annual Report on Form 10-K for the year ended December 31, 2002, filed with the SEC on March 10, 2003).
4.4	—	Termination and Voting Agreement, dated as of October 1, 2003, among Westport, ERI, WELLC, Medicor and certain stockholders named therein (incorporated by reference to Exhibit 4.5 to Westport’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, filed with the SEC on November 14, 2003).
4.5	—	Registration Rights Agreement, dated as of October 1, 2003, among Westport, ERI, WELLC, Medicor and certain stockholders named therein (incorporated by reference to Exhibit 4.6 to Westport’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, filed with the SEC on November 14, 2003).

Exhibit No.		Exhibit Description

4.6	—	Registration Rights Agreement, dated as of April 3, 2003, among Westport, subsidiary guarantors party thereto and Lehman Brothers Inc. (incorporated by reference to Exhibit 4.7 to Westport’s Registration Statement on Form S-4 (Registration No. 333-105834), filed with the SEC on June 4, 2003).
4.7	—	Indenture, dated as of November 5, 2001, among Westport, subsidiary guarantors from time to time party thereto and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.4 to Westport’s Registration Statement on Form S-4 (Registration No. 333-77060), filed with the SEC on January 18, 2002).
4.8	—	First Supplemental Indenture, dated as of December 31, 2001, among Westport, existing subsidiary guarantors party thereto, new subsidiary guarantors named therein and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.5 to Westport’s Registration Statement on Form S-4 (Registration No. 333-77060), filed with the SEC on January 18, 2002).
4.9	—	Second Supplemental Indenture, dated as of December 17, 2002, among Westport, existing subsidiary guarantors party thereto, new subsidiary guarantors named therein and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.9 to Westport’s Registration Statement on Form S-4 (Registration No. 333-102705), filed with the SEC on January 24, 2003).
4.10	—	Third Supplemental Indenture, dated as of April 3, 2003, among Westport, subsidiary guarantors party thereto and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.11 to Westport’s Registration Statement on Form S-4 (Registration No. 333-105834), filed on June 4, 2003).
4.11	—	Certificate of Designations of 6 1/2% Convertible Preferred Stock dated March 5, 1998 (incorporated by reference to Exhibit 4.1 of Belco’s Current Report on Form 8-K, filed on March 11, 1998).
4.12	—	Form of 8 1/4% Note (contained in the Indenture listed as Exhibit 4.4 above) (incorporated by reference to Exhibit 4.4 to Westport’s Registration Statement on Form S-4 (Registration No. 333-77060), filed with the SEC on January 18, 2002).
4.13	—	Form of Indenture for Senior Debt Securities (incorporated by reference to Exhibit 4.1 to Belco’s Amendment No. 1 to the Registration Statement on Form S-3 (Registration No. 333-42107), filed with the SEC on December 23, 1997).
4.14	—	Form of Indenture for Subordinated Debt Securities (incorporated by reference to Exhibit 4.2 to Belco’s Amendment No. 1 to the Registration Statement on Form S-3 (Registration No. 333-42107), filed with the SEC on December 23, 1997).
10.1	—	Credit Agreement, dated as of December 17, 2002, among Westport, certain lenders from time to time party thereto, Credit Suisse First Boston Corporation, as syndication agent, JPMorgan Chase Bank, as administrative agent and issuing bank, certain documentation agents party thereto, Wachovia Bank, N.A., as senior managing agent, and certain managing agents named therein (incorporated by reference to Exhibit 10.1 to Westport’s Registration Statement on Form S-4 (Registration No. 333-102705), filed with the SEC on January 24, 2003).
10.2	—	First Amendment to Credit Agreement, dated as of October 15, 2003, among Westport, subsidiary guarantors party thereto, JPMorgan Chase Bank, as administrative agent, and certain other lenders named therein (incorporated by reference to Exhibit 10.1 to Westport’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, filed with the SEC on November 14, 2003).
10.3	—	Subsidiary Guarantee, dated as of December 17, 2002, by each subsidiary guarantor party thereto in favor of JPMorgan Chase Bank, as administrative agent for certain lenders and creditors (incorporated by reference to Exhibit 10.2 to Westport’s Registration Statement on Form S-4 (Registration No. 333-102705), filed with the SEC on January 24, 2003).
10.4	—	Westport Resources Corporation 2000 Stock Incentive Plan, as amended on August 21, 2001 (incorporated by reference to Exhibit 4.4 to Westport’s Registration Statement on Form S-8, filed with the SEC on August 31, 2001).

Exhibit No.		Exhibit Description

10.5	—	Westport Resources Corporation Annual Incentive Plan 2000 (incorporated by reference to Exhibit 10.6 to Old Westport’s Registration Statement on Form S-1 (Registration No. 333-40422), filed with the SEC on June 29, 2000).
10.6	—	Employment Agreement, effective as of April 1, 2002, between Westport and Donald D. Wolf (incorporated by reference to Exhibit 10.1 to Westport’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, filed with the SEC on May 13, 2002).
10.7	—	Employment Agreement, effective as of April 1, 2002, between Westport and Barth E. Whitham (incorporated by reference to Exhibit 10.2 to Westport’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, filed with the SEC on May 13, 2002).
10.8	—	Form of Indemnification Agreement between Westport and its officers and directors (incorporated by reference to Exhibit 10.1 to Westport’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, filed with the SEC on August 14, 2002).
10.9	—	Belco Oil & Gas Corp. 1996 Nonemployee Directors’ Stock Option Plan (incorporated by reference to Exhibit 10.1 of Belco’s Registration Statement on Form S-1 (Registration No. 333-1034), filed with the SEC on February 6, 1996).
10.10	—	First Amendment to Belco Oil & Gas Corp. 1996 Nonemployee Directors’ Stock Option Plan (incorporated by reference to Exhibit 10.1 of Belco’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, filed with the SEC on August 13, 1999).
10.11	—	Belco Oil & Gas Corp. 1996 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 of Belco’s Registration Statement on Form S-1 (Registration No. 333-1034), filed with the SEC on February 6, 1996).
10.12	—	First Amendment to Belco Oil & Gas Corp. 1996 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 of Belco’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, filed with the SEC on August 14, 2000).
10.13	—	Form of Indemnification Agreement between Belco and its officers and directors (incorporated by reference to Exhibit 10.6 of Belco’s Registration Statement on Form S-1 (Registration No. 333-1034), filed with the SEC on February 6, 1996).
10.14	—	Belco Oil & Gas Corp. Retention and Severance Benefit Plan dated June 8, 2001 (incorporated by reference to Exhibit 10.18 to Belco’s Registration Statement on Form S-4/A (Registration No. 333-64320), filed with the SEC on July 24, 2001).
10.15	—	Amended and Restated Well Participation Letter Agreement dated as of December 31, 1992 between Chesapeake Operating, Inc. and Belco, as amended by (i) Letter Agreement dated April 14, 1983, (ii) Amendment dated December 31, 1993, and (iii) Third Amendment dated December 30, 1994 (incorporated by reference to Exhibit 10.7 of Belco’s Registration Statement on Form S-1 (Registration No. 333-1034), filed with the SEC on February 6, 1996).
10.16	—	Sale Agreement (Independence) dated as of June 10, 1994 between Chesapeake Operating, Inc. and Belco (incorporated by reference to Exhibit 10.10 of Belco’s Registration Statement on Form S-1 (Registration No. 333-1034), filed with the SEC on February 6, 1996).
10.17	—	Sale and Area of Mutual Interest Agreement (Greater Giddings) dated as of December 30, 1994 between Chesapeake Operating, Inc. and Belco (incorporated by reference to Exhibit 10.12 of Belco’s Registration Statement on Form S-1 (Registration No. 333-1034), filed with the SEC on February 6, 1996).
10.18	—	Golden Trend Area of Mutual Interest Agreement dated as of December 17, 1992 between Chesapeake Operating, Inc. and Belco (incorporated by reference to Exhibit 10.13 of Belco’s Registration Statement on Form S-1 (Registration No. 333-1034), filed with the SEC on February 6, 1996).
10.19	—	Form of Participation Agreement for Belco Oil & Gas Corp. 1992 Moxa Arch Drilling Program (incorporated by reference to Exhibit 10.15 of Belco’s Registration Statement on Form S-1 (Registration No. 333-1034), filed with the SEC on February 6, 1996).

Exhibit No.			Exhibit Description

10.20		—	Form of Offset Participation Agreement to the Moxa Arch 1992 Offset Drilling Program (incorporated by reference to Exhibit 10.16 of Belco’s Registration Statement on Form S-1 (Registration No. 333-1034), filed with the SEC on February 6, 1996).
10.21		—	Form of Participation Agreement for Belco Oil & Gas Corp. 1993 Moxa Arch Drilling Program (incorporated by reference to Exhibit 10.17 of Belco’s Registration Statement on Form S-1 (Registration No. 333-1034), filed with the SEC on February 6, 1996).
10.22		—	Change in Control Severance Protection Agreement, dated as of December 1, 2001, between Westport and Grant W. Henderson (incorporated by reference to Exhibit 10.24 to Westport’s Registration Statement on Form S-4 (Registration No. 333-77060), filed with the SEC on January 18, 2002).
10.23		—	Change in Control Severance Protection Agreement, dated as of December 1, 2001, between Westport and Lon McCain (incorporated by reference to Exhibit 10.25 to Westport’s Registration Statement on Form S-4 (Registration No. 333-77060), filed with the SEC on January 18, 2002).
10.24		—	Change in Control Severance Protection Agreement, dated as of December 1, 2001, between Westport and Kenneth D. Anderson (incorporated by reference to Exhibit 10.26 to Westport’s Registration Statement on Form S-4 (Registration No. 333-77060), filed with the SEC on January 18, 2002).
10.25		—	Change in Control Severance Protection Agreement, dated as of December 1, 2001, between Westport and Lynn S. Belcher (incorporated by reference to Exhibit 10.27 to Westport’s Registration Statement on Form S-4 (Registration No. 333-77060), filed with the SEC on January 18, 2002).
10.26		—	Change in Control Severance Protection Agreement, dated as of December 1, 2001, between Westport and Brian K. Bess (incorporated by reference to Exhibit 10.28 to Westport’s Registration Statement on Form S-4 (Registration No. 333-77060), filed with the SEC on January 18, 2002).
10.27		—	Change in Control Severance Protection Agreement, dated as of December 1, 2001, between Westport and Howard L. Boigon (incorporated by reference to Exhibit 10.29 to Westport’s Registration Statement on Form S-4 (Registration No. 333-77060), filed with the SEC on January 18, 2002).
10.28		—	Change in Control Severance Protection Agreement, dated as of February 1, 2003, between Westport and Carter Mathies (incorporated by reference to Exhibit 10.28 to Westport’s Annual Report on Form 10-K for the year ended December 31, 2002, filed with the SEC on March 10, 2003).
10.29		—	Change in Control Severance Protection Agreement, effective as of June 9, 2003, between Westport and Peter M. Mueller (incorporated by reference to Exhibit 10.1 to Westport’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed with the SEC on August 14, 2003).
*10	.30	—	Change in Control Severance Protection Agreement, dated as of January 2, 2004, between Westport and Allan D. Keel.
21		—	List of Subsidiaries of Westport (incorporated by reference to Exhibit 21 to Westport’s Registration Statement on Form S-4/A (Registration No. 333-105834), filed with the SEC on February 5, 2004).
*23	.1	—	Consent of Independent Public Accountants, KPMG LLP.
*23	.2	—	Consent of Ryder Scott Company, L.P.
*23	.3	—	Consent of Netherland, Sewell & Associates, Inc.
*24	.1	—	Power of Attorney (included on the signature page of this Annual Report on Form 10-K).
*31	.1	—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer of Westport.
*31	.2	—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer of Westport.

Exhibit No.			Exhibit Description

*32	.1	—	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer of Westport.
*32	.2	—	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer of Westport.

*	Filed herewith.